Form 10-Q
period 1996-03-29
WINSLOEW FURNITURE INC
filed 1996-05-10
CIK 931814

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended             March 29, 1996
                             ---------------------------------------------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -------------------------

Commission File Number               0-25246
                               --------------------


                          WINSLOEW FURNITURE, INC.


           (Exact name of registrant as specified in its charter)


             FLORIDA                                          63-1127982
- - --------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


          201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA        35124
- - --------------------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


      (Registrant's telephone number, including Area Code)  (205) 403-0206
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .
                                               -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                        Shares Outstanding at May 10, 1996
              -----                        ----------------------------------
         $.01 par value                                 8,967,112

                          WINSLOEW FURNITURE, INC.

                                    INDEX


PART I.        FINANCIAL INFORMATION                                                                 Page
                                                                                                     ----
      Item 1.  Financial Statements
               Consolidated Balance Sheets ........................................................... 3
               Consolidated Statements of Income ..................................................... 4
               Consolidated Statements of Cash Flows ................................................. 5
               Notes to Consolidated Financial Statements .......................................... 6-7

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ............................................ 8-11


PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings .................................................................... 12

      Item 6.  Exhibits and Reports on Form 8-K ..................................................... 12

SIGNATURES .......................................................................................... 13

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


(In thousands)                                                      March 29,     December 31,
                                                                       1996           1995
                                                                   -----------    ------------
                                                                   (Unaudited)
ASSETS

Cash and cash equivalents                                            $    480       $    396
Accounts receivable, less allowances for doubtful accounts             35,425         30,162
Inventories                                                            20,616         19,920
Prepaid expenses and deferred income taxes                              4,839          4,163
                                                                     --------       --------
          Total current assets                                         61,360         54,641


Property, plant and equipment, net                                     18,002         18,293
Goodwill, net                                                          30,499         30,720
Other intangible assets, net                                              196            448
Other assets                                                            1,215          1,268
                                                                     --------       --------
                                                                     $111,272       $105,370
                                                                     ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                    $  1,524         $1,815
Accounts payable                                                        3,859          2,690
Other accrued liabilities                                               7,168          6,459
                                                                     --------       --------
          Total current liabilities                                    12,551         10,964

Long-term debt, net of current portion                                 43,703         40,191
Deferred income taxes                                                   1,700            987
                                                                     --------       --------
          Total liabilities                                            57,954         52,142
                                                                     --------       --------


Stockholders' equity:
     Preferred stock, par value $.01 per share, 5,000,000 shares
         authorized, none issued                                           --             --
     Common stock; par value $.01 per share, 20,000,000 shares
         authorized, 8,967,112 shares issued and outstanding
         at March 29, 1996 and December 31, 1995                           90             90
     Additional paid-in capital                                        37,640         37,640
     Retained earnings                                                 15,588         15,498
                                                                     --------       --------
          Total stockholders' equity                                   53,318         53,228
                                                                     --------       --------
                                                                     $111,272       $105,370
                                                                     ========       ========


                            See accompanying notes.

                   WINSLOEW FURNITURE, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)                       For the Quarters Ended
                                                          --------------------------------
                                                          March 29, 1996    March 31, 1995
                                                          ==============    ==============
Net sales                                                     $30,957            $29,463
Cost of sales                                                  22,537             23,009
                                                              -------            -------
          Gross profit                                          8,420              6,454

Selling, general and administrative expenses                    6,539              5,387
Amortization                                                      549                503
                                                              -------            -------
          Operating income                                      1,332                564

Interest expense                                                1,187              1,011
                                                              -------            -------
          Income (loss) before income taxes and
            extraordinary item                                    145               (447)
Provision for income taxes (benefit)                               55                (52)
                                                              -------            -------
          Income (loss) before extraordinary item                  90               (395)
Extraordinary item                                                 --               (593)
                                                              -------            -------
          Net income (loss)                                   $    90            $  (988)
                                                              =======            =======

Earnings (loss) per share:
     Income (loss) before extraordinary item                  $  0.01            $ (0.04)
     Extraordinary item                                            --              (0.06)
                                                              -------            -------
          Net income (loss)                                   $  0.01            $ (0.10)
                                                              =======            =======

Weighted average number of shares                               8,967              9,218
                                                              =======            =======


                            See accompanying notes.

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                                         For the Quarters Ended
                                                                 ---------------------------------
                                                                 March 29, 1996     March 31, 1995
                                                                 ==============     ==============
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES:
Net income (loss)                                                     $   90             $ (988)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
Depreciation and amortization                                          1,043                916
Write-off of loan costs related to early retirement of debt               --                953
Changes in operating assets and liabilities,
     net of effects from acquistions:
        Accounts receivable                                           (5,263)            (2,241)
        Inventories                                                     (696)              (719)
        Prepaid expenses and deferred income taxes                      (676)               402
        Other assets                                                     (23)                --
        Accounts payable                                               1,169             (2,107)
        Other accrued liabilities                                        709             (1,128)
        Deferred income taxes                                            713                  7
                                                                      ------             ------
          Total adjustments                                           (3,024)            (3,917)
                                                                      ------             ------
         Net cash used in operating activities                        (2,934)            (4,905)
                                                                      ------             ------

INVESTING ACTIVITIES:
Capital expenditures, net of disposals and reserves                     (203)              (719)
Acquisitions, including acquisition costs, less cash acquired             --             (6,780)
                                                                      ------             ------
          Net cash used in investing activities                         (203)            (7,499)
                                                                      ------             ------

FINANCING ACTIVITIES:
Net borrowings under revolving credit agreements                       5,102             16,647
Repurchase and cancellation of stock                                      --             (3,408)
Payments on long-term debt                                            (1,881)               (47)
Increase in term loan upon refinancing                                    --              1,560
Loan costs                                                                --             (1,678)
                                                                      ------             ------
          Net cash provided by financing activities                    3,221             13,074
                                                                      ------             ------

          Net increase in cash and cash equivalents                       84                670
Cash and cash equivalents at beginning of year                           396              1,054
                                                                      ------             ------
Cash and cash equivalents at end of period                            $  480             $1,724
                                                                      ======             ======

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                    $  519             $  934
     Income taxes paid                                                $   73             $   47


     Investing activities included the acquisition of Continental Engineering Group, Inc. in 1995.
     Assets acquired, liabilities assumed and consideration paid for this acquisition were as follows:


     Fair value of assets acquired                                                       $7,968
     Cash acquired                                                                         (131)
     Liabilities assumed                                                                 (1,057)
                                                                                         ------
                                                                                         $6,780
                                                                                         ======

                            See accompanying notes.

                           WINSLOEW FURNITURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WLFI"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations for the first quarter from January 1 through March 29, 1996, are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories consisted of the following:

(In thousands)                March 29,      December 31,
                                1996             1995
                              ---------      ------------
Raw materials                  $11,224          $11,683
Work in process                  2,484            1,864
Finished goods                   6,908            6,373
                               -------          -------
                               $20,616          $19,920
                               =======          =======

3.  EXTRAORDINARY ITEM

In the first quarter of 1995, the Company incurred an extraordinary charge of $593,000, net of an income tax benefit of $360,000, related to prepayment penalties and the write-off of unamortized deferred loan costs associated with the retirement of separate credit facilities.

4.  ACQUISITION OF CONTINENTAL ENGINEERING GROUP, INC.

On March 24, 1995, the Company acquired all of the stock of Continental Engineering Group, Inc. for approximately $6.8 million. The following unaudited pro forma information has been prepared assuming that the acquisition of Continental had occurred on January 1, 1995. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented.


                             First Quarter Ended
                                March 31, 1995
                             -------------------
Net sales                          $31,238
Net loss                              (868)
Net loss                              (.09)
Average shares outstanding           9,218

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


GENERAL

WinsLoew is engaged in the design, manufacture and distribution of casual furniture, contract seating, ready-to-assemble ("RTA") furniture and futons. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, and restaurant and lodging chains. WinsLoew's RTA products include ergonomically-designed computer workstations, which the Company denotes as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts. WinsLoew also manufactures and distributes an extensive line of futons, frames and related accessories. Distribution of RTA and futon furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers.


RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the first quarter of 1996 (January 1 through March 29) and for the first quarter of 1995 (January 1 through March 31) for each of the Company's product lines (in thousands, except for percentages):


                                      For the First Quarter of
                      ---------------------------------------------------------
                                 1996                           1995
                      ---------------------------    --------------------------
                        Net      Gross     Gross       Net      Gross    Gross
                       Sales     Profit    Margin     Sales     Profit   Margin
                      -------    ------    ------    -------    ------   ------
Casual furniture      $ 9,326    $3,122     33.5%    $ 8,400    $2,573    30.6%
Contract seating       11,695     3,134     26.8%      9,218     2,351    25.5%
RTA furniture           5,756     1,642     28.5%      5,151     1,169    22.7%
Futons                  4,180       522     12.5%      6,694       361     5.4%
                      -------    ------              -------    ------

Total                 $30,957    $8,420     27.2%    $29,463    $6,454    21.9%
                      =======    ======              =======    ======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                          For the First Quarter of
                                          ------------------------
                                             1996          1995
                                          ---------      ---------
Gross margin                                 27.2%         21.9%
Selling, general and
  administrative expense                     21.1%         18.3%
Amortization                                  1.8%          1.7%
Operating income                              4.3%          1.9%
Interest expense, net                         3.8%          3.4%
Income (loss) before income taxes
  and extraordinary item                      0.5%         (1.5%)
Net income (loss)                             0.3%         (3.4%)

COMPARISON OF THE FIRST QUARTERS OF 1996 AND 1995

Net Sales: The Company's consolidated net sales for the first quarter of 1996 increased $1.5 million or 5.1%, to $31.0 million from $29.5 million in the first quarter of 1995. Three of the Company's four product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 26.9% as construction in the lodging industry drove up demand. The Casual product line increased sales by 11.0%. Due to its high quality and innovative designs, existing retail customers have allocated more floor space, and are therefore requiring larger inventories, of the Company's casual aluminum furniture. RTA product line sales increased by 11.8% due to Continental Engineering Group, Inc. being included for the entire first quarter of 1996. The increase in RTA product line sales was offset by the Company's restructuring of this product line in September, 1995. This restructuring resulted in the Company exiting the promotionally-priced seating market and beginning a transition from traditional lower margin RTA products to higher margin products. Also in the first quarter of 1996, some mass merchants have purchased fewer products as a result of price increases in the RTA product line. Futon product line sales decreased by $2.5 million. In September, 1995, the Company announced a restructuring of this product line, which reduced product offerings and discontinued sales to some mass merchant customers.
Also, Futon product sales to the specialty store market have declined from the levels of the first quarter of 1995. With the decision to discontinue sales to the mass merchant market, the Company has begun to refocus efforts on rebuilding the specialty store business.

Gross Margin: Consolidated gross margin increased to 27.2% in the first quarter of 1996, compared to 21.9% in the first quarter of 1995. Each of the Company's product lines experienced increases in gross margin. The RTA product line gross margin improved by 5.8 percentage points, primarily due to the acquisition of Continental Engineering Group, Inc., whose products have higher gross margins than the Company's traditional RTA products. The Company's sale of its promotionally-priced seating business eliminated sales of these lower margin products. The Futon product line improved its gross margin by 7.1 percentage points. As noted above, the Company has reduced lower margin product offerings and some mass merchant market sales in the Futon product line, allowing it to achieve improved margins at a lower level of sales. The Casual and Contract Seating product lines also had improved gross margins in the first quarter of 1996, due to greater operating efficiencies from increased sales volumes.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased from the first quarter of 1995 due to the addition of Continental for the full first quarter of 1996 and increased commissions as a result of increased sales volume.

Operating Income: As a result of the above, operating income increased by $768,000 to $1.3 million (4.3% of net sales) in the first quarter of 1996 as compared to $564,000 (1.9% of net sales) in the first quarter of 1995.

Interest Expense: The Company's net interest expense increased $176,000 in the first quarter of 1996. The Company has reduced its debt since March 31, 1995 by $13.8 million. However, the Company has had to pay larger spreads between the base rate and LIBOR and the rates which the Company is obligated to pay to its lenders. These larger spreads increased the Company's effective interest rate over those incurred in the first quarter of 1995, more than offsetting the lower interest costs from lower levels of debt.

Provision for Income Taxes: The Company's 1996 effective tax rate of 38% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. For the first quarter of 1995, the effective tax benefit was 11.6% which is less than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

1995 CHARGES FOR RESTRUCTURING

In September, 1995, the Company recorded a charge of $7.1 million related to a plan to redirect the marketing and operations of the Company's RTA and Futon product lines. The restructuring plan was substantially completed during 1995. However, as part of the restructuring, the Company had excess capacity at its Futon manufacturing facilities. The Company disclosed plans to consolidate its futon production facilities into fewer locations and sell any excess facilities. As a result, the Company recorded a charge of $655,000 to reduce excess facilities to their estimated realizable value. In the first quarter of 1996, management completed its review of the Futon facilities, culminating in a decision to consolidate its Tennessee operations into two facilities from four facilities. This consolidation should be completed during the third quarter of 1996 and should result in no material change to the charge recorded in 1995.


SEASONALITY AND QUARTERLY INFORMATION

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, interest rate levels and credit availability.

Sales of casual products are typically higher in the second quarter and fourth quarters of each year, primarily as a result of (1) high retail demand for casual furniture in the second quarter, preceding the summer months, and (2) the impact of special sales programs on fourth quarter sales. The Company's casual product sales will also be affected by weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At March 29, 1996, the Company had $48.8 million of working capital and $11.2 million of unused and available funds under its credit facilities. The Company has reduced its debt by $13.8 million since March 31, 1995, increasing its unused and available funds by $9.1 million.

Cash Flows From Operating Activities: For the first quarter of 1996, cash used in operating activities was $2.9 million compared to cash used of $4.9 million in the first quarter of 1995. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. The reduction in cash used for operations in the first quarter of 1996 compared to 1995 is primarily the result of a cash management program which management began in 1995. This program has conserved cash by reducing accounts receivable and inventory in all divisions below those levels which the Company had historically maintained.

Cash Flows From Investing Activities: The Company's net cash used in investing activities was $203,000 during the first quarter of 1996, compared to $7.5 million in 1995. The Company paid $6.8 million in cash, including capitalized acquisition costs, to purchase Continental Engineering in 1995. During 1996, the Company reduced its net capital equipment expenditures by $516,000 from its levels in the first quarter of 1995.

Cash Flows From Financing Activities: Net cash provided by financing activities was $3.2 million in the first quarter of 1996, compared to $13.1 million in 1995. The decrease is attributable to $7.0 million borrowed to finance the acquisition of Continental Engineering and $3.4 million borrowed to finance the repurchase of the Company's common stock in 1995.

At March 29, 1996, the Company has no material commitments for capital expenditures.


FOREIGN EXCHANGE FORWARD CONTRACTS

The Company purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margin. During the first quarter of 1996, the Company purchased $1.8 million of these materials. The Company elected not to hedge its exposure and did not incur significant gains or losses from these foreign currency transactions.

Part II.  Other Information


Item 1.   Legal Proceedings


The Company is, from time to time, involved in routine litigation. None of such routine litigation in which the Company is presently involved is material to its financial position, results of operations or liquidity.


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits:
                 27  Financial Data Schedule (for SEC use only)

          (b)    Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               WINSLOEW FURNITURE, INC.


                               /s/ Bobby Tesney
                               ----------------------------------------
May 10, 1996                   BOBBY TESNEY
                               President and Chief Executive Officer




                               /s/ Vincent A. Tortorici, Jr.
                               ----------------------------------------
May 10, 1996                   VINCENT A. TORTORICI, Jr.
                               Chief Financial Officer