Form 10-Q
period 1996-06-30
WINSLOEW FURNITURE INC
filed 1996-08-05
CIK 931814

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended            June 28, 1996
                            --------------------------------------

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ------------------

Commission File Number             0-25246
                              ----------------


                           WINSLOEW FURNITURE, INC.


            (Exact name of registrant as specified in its charter)


          FLORIDA                                      63-1127982
- ---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


            201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA      35124
            ---------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)


(Registrant's telephone number, including Area Code)  (205) 403-0206
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
                                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                   Shares Outstanding at August 2, 1996
              -----                   ------------------------------------
         $ .01 par value                            8,596,387

                           WINSLOEW FURNITURE, INC.

                                     INDEX



PART I. FINANCIAL INFORMATION                                              Page
        Item 1. Financial Statements
                Consolidated Balance Sheets ............................      3
                Consolidated Statements of Income ......................      4
                Consolidated Statements of Cash Flows ..................      5
                Notes to Consolidated Financial Statements .............    6-7

	Item 2.	Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ............   8-13


PART II.	OTHER INFORMATION

        Item 1. Legal Proceedings ......................................     14

        Item 4. Submission of Matters to a Vote of Security Holders ....     14

        Item 6. Exhibits and Reports on Form 8-K .......................     14

Signatures .............................................................     17

                                       2

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

 (In thousands)                                 June 28,        December 31,
                                                  1996             1995
                                              ------------      ------------
                                               (Unaudited)
ASSETS
Cash and cash equivalents                        $    869          $    396
Accounts receivable, less allowances
  for doubtful accounts                            26,130            30,162
Inventories                                        20,974            19,920
Prepaid expenses and deferred income taxes          3,670             4,163
                                               ------------      ------------
     Total current assets                          51,643            54,641


Property, plant and equipment, net                 17,722            18,293
Goodwill, net                                      30,274            30,720
Other intangible assets, net                           --               448
Other assets                                        1,128             1,268
                                              ------------      ------------
                                                 $100,767          $105,370
                                              ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                $  1,523          $  1,815
Accounts payable                                    4,921             2,690
Other accrued liabilities                           9,667             6,459
                                              ------------      ------------
     Total current liabilities                     16,111            10,964

Long-term debt, net of current portion             26,733            40,191
Deferred income taxes                                 987               987
                                              ------------      ------------
     Total liabilities                             43,831            52,142
                                              ------------      ------------

Stockholders' equity:
Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued             --                --
Common stock, par value $.01 per share,
  20,000,000 shares authorized, 8,967,112
  issued and outstanding at June 28, 1996
  and December 31, 1995                                90                90
Additional paid-in capital                         37,640            37,640
Retained earnings                                  19,206            15,498
                                              ------------      ------------
                                                   56,936            53,228
                                              ------------      ------------
                                                 $100,767          $105,370
                                              ============      ============

                            See accompanying notes.

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

(In thousands, except per share amounts)

                                                   Second Quarter Ended             Six Months Ended
                                                 ------------------------       ------------------------
                                                  June 28,      June 30,         June28,       June 30,
                                                    1996          1995             1996          1995
                                                 ------------------------       ------------------------
Net sales                                          $43,914       $44,366          $74,871       $73,829
Cost of sales                                       28,254        30,851           50,791        53,860
                                                 ----------     ---------       ----------     ---------
     Gross profit                                   15,660        13,515           24,080        19,969

Selling, general and administrative expenses         8,650         7,693           15,189        13,080
Amortization                                           497           577            1,046         1,080
                                                 ----------     ---------       ----------     ---------
Operating income                                     6,513         5,245            7,845         5,809

Interest expense                                       647         1,222            1,834         2,233
                                                 ----------     ---------       ----------     ---------
  Income before taxes and
     extraordinary item                              5,866         4,023            6,011         3,576

Provision for income taxes                           2,248         1,627            2,303         1,575
                                                 ----------     ---------       ----------     ---------
    Income before extraordinary item                 3,618         2,396            3,708         2,001

Extraordinary item                                      --            --               --          (593)
                                                 ----------     ---------       ----------     ---------
Net income                                          $3,618        $2,396           $3,708        $1,408
                                                 ==========     =========       ==========     =========
Earnings per share:
   Income before extraordinary item                  $0.40         $0.27            $0.41         $0.22
   Extraordinary item                                   --            --               --         (0.07)
                                                 ----------     ---------       ----------     ---------
     Net income                                      $0.40         $0.27            $0.41         $0.15
                                                 ==========     =========       ==========     =========

Weighted average number of shares                    8,967         8,967            8,967         9,092
                                                 ==========     =========       ==========     =========

                            See accompanying notes.

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(In thousands)                                          Six Months Ended
                                                  ----------------------------
                                                    June 28,         June 30,
                                                      1996             1995
                                                  -----------      -----------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES

Net income                                          $3,708             $1,408
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                        2,060              1,963
Write-off of loan costs related to early
  retirement of debt                                    --                953
Changes in operating assets and liabilities,
  net of effects from acquisitions:
        Accounts Receivable                          4,032              3,980
        Inventories                                 (1,054)             1,211
        Prepaid expenses and
            deferred income taxes                      493                335
        Other assets                                   (12)                12
        Accounts payable                             2,231             (1,253)
        Other accrued liabilities                    3,208              1,884
        Deferred income taxes                           --               (146)
                                                  ----------       ------------
          Total adjustments                         10,958              8,939
                                                  ----------       ------------
Net cash provided by operating activities           14,666             10,347
                                                  ----------       ------------

INVESTING ACTIVITIES:
Capital expenditures, net of disposals
  and reserves                                        (443)            (1,722)
Acquisitions, including acquisition costs,
  less cash acquired                                    --             (7,345)
                                                  -----------       -----------
        Net cash used in investing activities         (443)            (9,067)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving
   credit agreements                               (12,060)             3,060
Repurchase and cancellation of stock                                   (3,408)
Payments on long-term debt                          (1,690)            (1,096)
Increase in term loan upon refinancing                  --              1,560
Loan costs                                              --             (1,193)
                                                 -----------       -----------
        Net cash used in financing activities      (13,750)            (1,077)


        Net increase in cash and cash equivalents      473                203
Cash and cash equivalents at beginning of year         396              1,054
                                                  -----------      -----------
Cash and cash equivalents at end of period            $869             $1,257
                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                     $1,954             $2,203
  Income taxes paid                                   $353               $216


Investing activities included the acquisition of Continental Engineering Group, Inc. in 1995. Assets acquired, liabilities assumed and consideration paid for this acquisition were as follows:

Fair Value of assets acquired                         $ --             $8,533
Cash acquired                                           --               (131)
Liabilities assumed                                     --             (1,057)
                                                    -------          ---------
                                                     $  --             $7,345
                                                    =======          =========

                            See accompanying notes.

                           WINSLOEW FURNITURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's second quarter which is from March 30 through June 28, 1996, and for the six month period which is from January 1 through June 28, 1996. The results of operations for these two periods are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories consisted of the following:

(In thousands)                   June 28,            December 31,
                                   1996                  1995
                                 ---------           ------------
Raw materials                     $10,944               $11,683
Work in process                     2,269                 1,864
Finished goods                      7,761                 6,373
                                  -------               -------
                                  $20,974               $19,920
                                  =======               =======

3.  LONG-TERM DEBT

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit. The amendment reduces the amount available under its revolving credit line to $20 million effective July 1, 1996. The Company may, at its option, elect to increase the revolving credit line at January 1, 1997, to a maximum of $40 million. Thereafter, on each July 1, the amount available will automatically decrease to $20 million and on each January 1, the Company may elect to increase the revolving credit line to a maximum of $40 million. In July 1996, the Company amended its senior credit facility to allow the Company to borrow up to $6.6 million under its acquisition line of credit to purchase shares of the Company's common stock (see Note 4 below).

4.  CAPITAL STOCK

In 1995, the WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of the Company's stock, and repurchased 574,000 shares of common stock on the open market for $3,408,000. In June 1996, WinsLoew's Board of Directors approved a plan to acquire up to an additional 1,000,000 shares of the Company's stock. In July 1996, the Company repurchased 370,725 shares for $2,229,000. The purchases are being funded with proceeds from the Company's credit facility (see Note 3 above).


5.  ACQUISTION OF CONTINENTAL ENGINEERING GROUP, INC.

On March 24, 1995, WinsLoew acquired all of the stock of Continental Engineering Group, Inc. for approximately $7.3 million. The following unaudited pro forma information has been prepared assuming that the acquisition of Continental had occurred on January 1, 1995. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented.

(In thousands)             Second Quarter Ended            Six Months Ended
                              June 30, 1995                  June 30, 1995
                           --------------------          --------------------
Net sales                        $44,366                        $75,604
Net income                         2,396                          1,409
Net income per share             $   .27                        $   .15
Average shares outstanding         8,967                          9,092

6.  EXTRAORDINARY ITEM

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


RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the second quarter of 1996 (March 30 through June 28) compared to the second quarter of 1995 (April 1 through June 30) and for the first six months of 1996 (January 1 through June 28) compared to the first six months of 1995 (January 1 through June 30) for each of the Company's product lines (in thousands, except for percentages):

                                          Three Months Ended
                      ---------------------------------------------------------
                              June 28, 1996                June 30, 1995
                      ----------------------------    -------------------------
                        Net      Gross     Gross        Net     Gross    Gross
                       Sales     Profit    Margin      Sales    Profit   Margin
                      ---------  --------  -------    --------- -------  ------
Casual furniture       $22,246    $ 9,742   43.8%     $20,968   $ 8,212   39.2%
Contract seating        12,293      3,852   31.3%      10,205     2,871   28.1%
RTA furniture            4,908      1,415   28.8%       7,343     1,925   26.2%
Futons                   4,467        651   14.6%       5,850       507    8.7%
                      ---------  --------             --------  --------
Total                  $43,914    $15,660   35.7%     $44,366   $13,515   30.5%
                      =========  ========             ========  ========

                                           Six Months Ended
                      ---------------------------------------------------------
                              June 28, 1996                June 30, 1995
                      ---------------------------    --------------------------
                         Net      Gross    Gross        Net     Gross    Gross
                        Sales     Profit   Margin      Sales    Profit   Margin
                      ---------  --------  ------    ---------  -------  ------
Casual furniture       $31,572    $12,864   40.7%     $29,368   $10,785  36.7%
Contract seating        23,988      6,986   29.1%      19,423     5,222  26.9%
RTA furniture           10,664      3,057   28.7%      12,494     3,094  24.8%
Futons                   8,647      1,173   13.6%      12,544       868   6.9%
                      ---------  --------            ---------  -------
Total                  $74,871    $24,080   32.2%     $73,829   $19,969  27.0%
                      =========  ========            =========  =======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                              Three Months Ended            Six Months Ended
                            -----------------------      ----------------------
                             June 28,     June 30,        June 28,     June 30,
                               1996         1995            1996         1995
                            ----------   ----------      ----------   ---------
Gross margin                   35.7%        30.5%           32.2%        27.0%
Selling, general and
   administrative expense      19.7%        17.3%           20.3%        17.7%
Amortization                    1.2%         1.3%            1.4%         1.5%
Operating income               14.8%        11.8%           10.5%         7.9%
Interest expense, net           1.5%         2.8%            2.5%         3.0%
Income before income taxes
   and extraordinary item      13.3%         9.1%            8.0%         4.8%
Net income                      8.2%         5.4%            5.0%         1.9%


COMPARISON OF SECOND QUARTERS ENDED JUNE 28, 1996 AND JUNE 30, 1995

Net Sales:	WinsLoew's consolidated net sales for the second quarter of 1996 decreased $452,000 or 1.0%, to $43.9 million from $44.4 million in the second quarter of 1995. Two of the Company's four product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 20.5% as construction in the lodging industry drove up demand. The Casual product line increased sales by 6.1%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, and are therefore requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 33.2% in the second quarter of 1996 when compared to the second quarter of 1995. The decrease in RTA product line sales is a direct result of the Company's restructuring of this product line in September, 1995. This restructuring resulted in the Company exiting the promotionally-priced seating market, beginning a transition from traditional lower margin RTA products to higher margin products. Also in the second quarter of 1996, some mass merchants have purchased fewer products as a result of price increases in the RTA product line. Futon product line sales decreased by $1.4 million. In September, 1995, the Company announced a restructuring of this product line, which reduced product offerings and discontinued sales to some mass merchant customers. With the decision to reduce sales to the mass merchant market, the Company has begun to focus efforts on rebuilding the specialty store business. However, Futon product sales to the specialty store market have declined from the levels of the second quarter of 1995.

Gross Margin:	Consolidated gross margin increased to 35.7% in the second
quarter of 1996, compared to 30.5% in the second quarter of 1995. Each of the Company's product lines experienced increases in gross margin. The RTA product line gross margin improved by 2.6 percentage points, primarily due to the Company's sale in 1995 of its promotionally-priced seating business which eliminated sales of these lower margin products. The Futon product line improved its gross margin by 5.9 percentage points. As noted above, the Company has reduced lower margin product offerings and some mass merchant market sales in the Futon product line. The Company has also reduced manufacturing overhead, labor and material costs in the Futon product line. These factors have allowed the Company to improve margins at a lower level of sales. The Casual and Contract Seating product lines also had improved gross margins in the second quarter of 1996, due to greater operating efficiencies from increased sales volumes. The Casual product line has also experienced favorable raw material costs during the second quarter of 1996.

Selling, General and Administrative Expenses:	Selling, general and
administrative expenses increased from the second quarter of 1995 due to increased commissions as a result of increased sales volume in the Casual and Contract Seating product lines, increased sales promotional expenses and increased provisions for uncollectable accounts receivable.

Operating Income:	As a result of the above, operating income increased by
$1.3 million to $6.5 million (14.8% of net sales) in the second quarter of 1996 as compared to $5.2 million (11.8% of net sales) in the second quarter of 1995.

Interest Expense:	The Company's interest expense decreased $575,000 in the
second quarter of 1996. As of June 28, 1996, the Company had reduced its debt by $13.8 million since December 31, 1995, and by $16.2 million since
June 30, 1995. These reductions in debt levels have led to improved financial ratios for the Company and, in turn, allowed the Company to pay lower spreads between the base rate and LIBOR and the rates which the Company is obligated to pay to its lenders. These lower spreads decreased the Company's effective interest rate below those incurred in the second quarter of 1995.

Provision for Income Taxes:	The Company's 1996 effective tax rate of 38.3% is
greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. For the second quarter of 1995, the effective tax rate was 40.4% which is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.


COMPARISON OF SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995

Net Sales:	WinsLoew's consolidated net sales for the first six months of
1996 increased $1.1 million or 1.4%, to $74.9 million from $73.8 million in the first quarter of 1995. Two of the Company's four product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 23.5% as construction in the lodging industry drove up demand. The Casual product line increased sales by 7.5%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, and are therefore requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 14.7% due to the Company's restructuring of this product line in September, 1995. This restructuring resulted in the Company exiting the promotionally-priced seating market, beginning a transition from traditional lower margin RTA products to higher margin products. Also in the first six months of 1996, some mass merchants have purchased fewer products as a result of price increases in the RTA product line. The decrease in RTA sales was offset by Continental Engineering Group, Inc. being included for the entire first six months of 1996. Futon product line sales decreased by $3.9 million. In September, 1995, the Company announced a restructuring of this product line, which reduced product offerings and discontinued sales to some mass merchant customers. With the decision to reduce sales to the mass merchant market, the Company has begun to focus efforts on rebuilding the specialty store business. However, Futon product sales to the specialty store market have declined from the levels of the first six months of 1995.

Gross Margin:	Consolidated gross margin increased to 32.2% in the first six months of 1996, compared to 27.0% in the first six months of 1995. Each of the Company's product lines experienced increases in gross margin. The Casual and Contract Seating product lines had improved gross margins in the first six months of 1996, due to greater operating efficiencies from increased sales volumes. The Casual product line has also experienced favorable raw material costs during the first six months of 1996. The RTA product line gross margin improved by 3.9 percentage points, primarily due to the acquisition of Continental Engineering Group, Inc., whose products have higher gross margins than the Company's traditional RTA products. The Company's sale of its promotionally-priced seating business also eliminated sales of these lower margin products. The Futon product line improved its gross margin by
7.1 percentage points.

As noted above, the Company has reduced lower margin product offerings and some mass merchant market sales in the Futon product line. The Company has also reduced manufacturing overhead, labor and material costs in the Futon product line. These factors have allowed the Company to improve margins at a lower level of sales.

Selling, General and Administrative Expenses:	Selling, general and
administrative expenses increased from the six months of 1995 due to the addition of Continental for the full first quarter of 1996, increased commissions as a result of increased sales volume in the Casual and Contract Seating product lines, increased sales promotional expenses and increased provisions for uncollectable accounts receivable.

Operating Income:	As a result of the above, operating income increased by
$2.0 million to $7.9 million (10.5% of net sales) in the first six months of 1996 as compared to $5.9 million (7.9% of net sales) in the first six months of 1995.

Interest Expense:	The Company's interest expense decreased $399,000 in the
first six months of 1996 compared to the same period in 1995. As of June 28, 1996, the Company had reduced its debt by $13.8 million since
December 31, 1995, and by $16.2 million since June 30, 1995. These reductions in debt levels have led to improved financial ratios for the Company and, in turn, allowed the Company to pay lower spreads between the base rate and LIBOR and the rates which the Company is obligated to pay to its lenders. These lower spreads decreased the Company's effective interest rate below those incurred in the first six months of 1995 and the first quarter of 1996.

Provision for Income Taxes:	The Company's 1996 effective tax rate of 38.3% is
greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. For the first six months of 1995, the effective tax rate was 44.0% which is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.


1995 CHARGES FOR RESTRUCTURING

In September, 1995, WinsLoew recorded a charge of $7.1 million related to a plan to redirect the marketing and operations of the Company's RTA and Futon product lines. The restructuring plan was substantially completed during 1995. However, as part of the restructuring, the Company had excess capacity at its Futon manufacturing facilities. The Company disclosed plans to consolidate its futon production facilities into fewer locations and sell any excess facilities. As a result, the Company recorded a charge of $655,000 to reduce excess facilities to their estimated realizable value. In the first quarter of 1996, management completed its review of the Futon facilities, culminating in a decision to consolidate its Tennessee operations into two facilities from four facilities. This consolidation should result in no material change to the charge recorded in 1995. WinsLoew's management is exploring ways to minimize the cost of this consolidation effort so as to have an insignificant effect on cash flows. As a result, while originally scheduled to be completed during the third quarter of 1996, the consolidation of facilities may extend into the fourth quarter of 1996.


SEASONALITY AND QUARTERLY INFORMATION

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, interest rate levels and credit availability.

Sales of Casual products are typically higher in the second and fourth quarters of each year, primarily as a result of: (1) high retail demand for casual furniture in the second quarter, preceding the summer months, and (2) the impact of special sales programs on fourth quarter sales. The Company's Casual product sales will also be affected by weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.


LIQUIDITY AND CAPITAL RESOURCES

The WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At
June 28, 1996, the Company had $35.5 million of working capital and $19.4 million of unused and available funds under its credit facilities
($9.4 million of unused and available funds after giving effect to the June 1996 amendment described below). The Company has reduced its debt by $16.2 million since June 30, 1995, increasing its unused and available funds by $4.4 million.

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit (see Note 3 to the Consolidated Financial Statements). Due to the seasonal nature of the Casual furniture product line, the Company's cash requirements are usually greater in the first quarter of each year. The June 1996 amendment allows the amount available to fluctuate with the seasonal nature of the Company's business. After the first quarter of each year, the Company's cash requirements from its credit line are less. By the use of a variable amount of credit availability, the Company can avoid the significant cost of paying for an available but unused line of credit.

In July 1996, WinsLoew amended its senior credit to allow the Company to borrow up to $6.6 million under its acquisition line of credit to purchase shares of the Company's common stock (see Note 3 to the Consolidated Financial Statements).

Cash Flows From Operating Activities:	For the first six months of 1996, cash
provided by operating activities was $14.7 million compared to cash provided of $10.3 million in the first six months of 1995. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable. The improvement in cash provided by operations in the first six months of 1996 compared to 1995 also benefited from a cash management program which management began in 1995. This program has conserved cash by reducing accounts receivable and inventory in all divisions below those levels which the Company had historically maintained. Finally, the improved cash flows provided by operations benefited from the overall improvement in profits, primarily in the Casual and Contract Seating product lines.


Cash Flows From Investing Activities:	WinsLoew's net cash used in investing
activities was $443,000 during the first quarter of 1996 compared to $9.1 million in 1995. The Company paid $7.3 million in cash, including capitalized acquisition costs, to purchase Continental Engineering in March, 1995. During 1996, the Company reduced its net capital equipment expenditures by $1.3 million from its levels in the first six months of 1995.

Cash Flows From Financing Activities:	Net cash used in financing activities was
$13.8 million in the first six months of 1996 compared to $1.1 million in the first six months of 1995. In the first six months of 1996, increased cash flows from the overall improvement in profits, primarily in the Casual and Contract Seating product lines, were used to reduce the Company's debt. In
1995, the Company borrowed $10.7 million to finance the acquisition of Continental Engineering and the repurchase of the Company's common stock.

At June 28, 1996, the Company has no material commitments for capital expenditures.


FOREIGN EXCHANGE FORWARD CONTRACTS

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. During the first six months of 1996, the Company purchased $3.4 million of these materials. The Company elected to hedge a portion of its exposure to purchases made in the second quarter of 1996 by entering into foreign currency forward contracts with a value of $515,000, of which $391,000 remains outstanding and unsettled. The Company did not incur significant gains or losses from these foreign currency transactions.

Part II.		Other Information


Item 1.		Legal Proceedings

The Company is, from time to time, involved in routine litigation. None of such routine litigation in which the Company is presently involved is material to its financial position, results of operations or liquidity.


Item 4.     Submission of Matters to a Vote of Security Holders

(a)     The Registrant held its Annual Meeting of Shareholders on June 18, 1996

(b)     Not applicable

(c) The only matter voted on at the Annual Meeting of Shareholders was the election of Class II directors. The tabulation of votes is as follows:

                                                                Broker
             Name                  For          Withheld      Non-Votes
    ------------------------    ---------       --------      ---------
    Phillip T. George, M.D.     8,015,266        35,745          -0-
    Peter W. Klein              8,015,266        35,745          -0-
    Bobby Tesney                8,015,266        35,745          -0-
    Sherwood M. Weiser          8,015,266        35,745          -0-


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.)

Exhibit      Description

  2.1 Agreement and Plan of Merger, dated as of September 30, 1994, by and among Registrant, Old Winston and Old Loewenstein (1)

*10.1   Registrant's 1994 Stock Option Plan (1)

 10.2 Form of Indemnification agreement between the Registrant and certain of its directors and executive officers, and schedule of parties thereto (10.2)(2)

*10.3   Employment Agreements between the Registrant and each of Bobby Tesney,
        R. Craig Watts, Stephen C. Hess, and Vincent A. Tortorici, Jr.
        (10.3)(2)

*10.4 Investment Services Agreement, dated December 16, 1994, between the Registrant and Trivest, Inc. (10.6)(2)

 10.5 Agreement, dated August 1, 1990, between Winston and the Retail, Wholesale, and Department Store Union, AFL-CIO, as amended August 1, 1993 (10.8)(1)

 10.6 Lease, dated October 15, 1969, between 601 Industrial Development Corporation and Winston, as amended (10.15)(1)

 10.7 Lease, dated July 13, 1987, between LaSalle National Bank and Winston, as amended (10.18)(1)

 10.8 Business Lease, dated November, 18, 1993, between Loewenstein and Emanuel Vanzo (10.21)(2)

 10.9 Asset Purchase Agreement, dated October 29, 1993, among Loewenstein, Shaffield Industries, Inc., Tennessee Woods, Inc., Figoshen Mills, Inc., Gary S. Shaffield, John W. Shaffield, and G.S.S., a Partnership (10.22)(1)

 10.10 Agreement and Plan of Merger, dated December 30, 1993, among Loewenstein, New West Industries, and Michael W. Haworth, as agent and attorney-in-fact (10.23)(1)

 10.11 Company Shareholders Agreement, dated December 30, 1993, among Loewenstein, New West Industries, and Michael Haworth, both as shareholder of New West and as agent and attorney-in-fact, and the shareholders of New West (10.24)(1)

 10.12 Lease Agreement, dated as of November 27, 1985, between The Equitable Life Assurance Society of the United States and Jerry Rega and Associates, Inc., d/b/a Texacraft, as amended (10.26)(2)

 10.13 Lease Agreement, dated as of January 11,1989, between W. Leslie Pelio and Michael Haworth d/b/a Simworth, as amended (10.13)(2)

 10.14 Multi-Tenant Triple Net Industrial Lease, dated as of December 12,1991, between Birtcher Campbell Reliance - MIP Ltd., and Continental Engineering Group, Inc., d/b/a Microcenter, as amended (10.30)(2)

 10.15 Stock Purchase Agreement among WinsLoew Furniture, Inc., Continental Engineering Group, Inc., and certain Shareholders, dated
        February 15, 1995 (10.31)(3)

 10.16 Credit Agreement, dated February 2, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.32)(3)

 10.17 First Amendment to Credit Agreement, dated February 22, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

 10.18 Second Amendment to Credit Agreement, dated May 8, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

 10.19 Third Amendment to Credit Agreement, dated November 15, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

 10.20 Fourth Amendment to Credit Agreement, dated November 20, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

 10.21 Fifth Amendment to Credit Agreement, dated June 30, 1996 among the Registrant, its subsidiaries, and Heller Financial, Inc. (5)

 10.22 Sixth Amendment to Credit Agreement, dated July 1, 1996, among the Registrant, its subsidiaries, and Heller Financial, Inc. (5)

 10.23 Commercial Lease by and between Triangle Investments and Winston Furniture Company of Alabama, Inc., dated November 6, 1995 (10.21)(4)

 10.24 Lease Agreement by and between Sorrell Partnership and Southern Wood Products dated March 8, 1994 (10.22)(4)

 10.25 Lease Agreement by and between Teacher Insurance and Annuity Association and Winston Furniture Company of Alabama, Inc., commencing December 15, 1995 (4)

 27     Financial Data Schedule (6)



_______________________

(1) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Registration Statement on Form S-4 (No. 33-85476)

(2) Filed with 1994 10-K. Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the exhibits, shown in parentheses and filed with theRegistrant's Report on Form 8-K filed April 7, 1995

(4) Filed with 1995 10-K. Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(5)  Filed herewith.

(6)  Filed in electronic format.


Exhibits required by Item 601 of Regulation S-K

  The index to exhibits that are listed in Item 6(a) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.


(b)    Reports on Form 8-K:
       No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        WINSLOEW FURNITURE, INC.




                                        /s/ Bobby Tesney
                                        -----------------
August 2, 1996                          BOBBY TESNEY
                                        President and Chief Executive Officer




                                        /s/ Vincent A. Tortorici, Jr.
                                        -----------------------------
August 2, 1996                          VINCENT A. TORTORICI, Jr.
                                        Chief Financial Officer

                              INDEX TO EXHIBITS

                                                                  Page Number
                                                                  in Sequential
                                                                  Number System

EXHIBIT

10.21 Fifth Amendment to Credit Agreement, dated June 30, 1996 among the Registrant, its subsidiaries, and Heller Financial, Inc.

10.22 Sixth Amendment to Credit Agreement, dated July 1, 1996, among the Registrant, its subsidiaries, and Heller Financial, Inc.

                                    EXHIBIT
                                     10.21

                      FIFTH AMENDMENT TO CREDIT AGREEMENT


	This Fifth Amendment to Credit Agreement dated as of June 30, 1996 (this "Agreement") is among WINSLOEW FURNITURE, INC., a Florida corporation ("WinsLoew"), LOEWENSTEIN, INC., a Florida corporation ("Loewenstein"), WINSTON FURNITURE COMPANY OF ALABAMA, INC., an Alabama corporation ("Winston"), XL LIQUIDATION CORP., a North Carolina corporation ("XL"), TEXACRAFT, INC., a
Texas corporation ("Texacraft"), and CONTINENTAL ENGINEERING GROUP, INC., a California corporation ("Continental") (WinsLoew, Loewenstein, Winston, XL, Texacraft and Continental being hereinafter referred to collectively as "Borrowers" and individually as a "Borrower"), the financial institutions party hereto as "Lenders" and HELLER FINANCIAL, INC., a Delaware corporation in its capacity as agent for the Lenders ("Agent").

                             W I T N E S S E T H:
                             --------------------

WHEREAS, Agent, Borrowers and Lenders are parties to that certain Credit Agreement dated February 2, 1995 (as heretofore amended, the "Credit Agreement"; capitalized terms not otherwise defined herein shall have the definitions provided therefor in the Credit Agreement) and to certain other documents executed in connection with the Credit Agreement; and

WHEREAS, the parties hereto wish to amend the Credit Agreement to permit Borrowers to periodically adjust the amount of the Revolving Loan Commitment.

NOW, THEREFORE, the parties agree as follows:

 1.  Amendments to the Credit Agreement.

(a) Subsection 1.1 of the Credit Agreement is hereby amended by adding the following new definition in appropriate alphabetical order:

     "Seasonal Adjustment" shall have the meaning ascribed to such term in subsection 2.1(B).

   (b) Subsection 1.1 of the Credit Agreement is hereby further amended by amending and restating the definition of "Revolving Loan Commitment" to read in its entirety as follows:

     "Revolving Loan Commitment" means (a) as to any Lender, the commitment of such Lender to make Revolving Loans as set forth on the signature page of this Agreement opposite such Lender's signature or in the most recent Lender Addition Agreement, if any, executed by such Lender, as such commitment amount may be increased by Borrower and subsequently decreased pursuant to any Seasonal Adjustment effected in accordance with subsection 2.1(B), and (b) as to all Lenders, the aggregate commitment of all Lenders to make Revolving Loans and to purchase participations in Lender Letters of Credit and Risk Participation Agreements pursuant to subsection 2.1(D)(2), as such aggregate commitment amount may be increased by Borrower and subsequently decreased pursuant to any Seasonal Adjustment effected in accordance with subsection 2.1(B).

   (c) Subsection 2.1(B) of the Credit Agreement is hereby amended by amending and restating such subsection to read in its entirety as follows:

(B) Revolving Loan. Subject to the terms and conditions of this Agreement and in reliance upon the representations and warranties of each Loan Party in the Loan Documents, each Lender agrees, severally and not jointly, to lend to the Borrowers from time to time during the period from the Closing Date to and excluding the Expiry Date, its Pro Rata Share of the Revolving Loan.
The aggregate amount of the Revolving Loan Commitments shall be $20,000,000; provided, however, that at the election of the Borrowers the aggregate amount of the Revolving Loan Commitments may be increased on December 31st of each year to an amount up to $40,000,000 provided that Agent receives a written notice of such election from the Borrowers prior to December 1st of such year specifying the amount of the increase and certifying that, on a pro-forma basis after giving effect to such increase (i) no Event of Default will exist and (ii) the Maximum Revolving Loan Amount will exceed the aggregate outstanding principal balance of the Revolving Loan by at least $4,000,000; provided, further, however, that the aggregate amount of the Revolving Loan Commitments shall, if so increased, automatically reduce to $20,000,000 on June 30th of each year, without requirement of notice from the Borrowers, the Agent or the Lenders (each such increase or decrease, a "Seasonal Adjustment"). Any Borrower may request a Revolving Loan pursuant to the terms of this Agreement. Each of the Borrowers agrees to be jointly and severally liable with respect to the Revolving Loan. The Revolving Loan may be repaid and reborrowed at any time prior to the Expiry Date. No Lender shall have any obligation to make advances under this subsection 2.1(B) to any Borrower to the extent any requested advance would cause the principal balance of the Revolving Loan then outstanding to exceed the Maximum Revolving Loan Amount; provided that the Substantial Majority Lenders may, in their sole discretion, elect from time to time for a period not to exceed ninety (90) consecutive days, to make Revolving Loans to Borrowers that exceed the Maximum Revolving Loan Amount by up to $2,000,000 but in no event in an amount greater than the aggregate amount of Lenders' Revolving Loan Commitments. If Revolving Loans in excess of the Maximum Revolving Loan
Amount are made pursuant to the approval of the Substantial Majority Lenders as set forth in the proviso to the preceding sentence, then for purposes of subsection 2.1(B)(1), the Maximum Revolving Loan Amount shall be deemed increased by such amount but only for so long as the Substantial Majority Lenders allow such Revolving Loans to be outstanding.

 (1) "Maximum Revolving Loan Amount" means, as of any date of determination, the lesser of (a) the Revolving Loan
Commitments minus the aggregate Risk Participation Reserve or (b) the Borrowing Base minus the Risk Participation Reserve, each such amount calculated as of such date of determination.

 (2) "Borrowing Base" means, as of any date of determination, the sum of (a) eighty-five percent (85%) of the Eligible Accounts of the Borrowers and their Subsidiaries plus (b) sixty percent (60%) of Eligible Inventory of the Borrowers and their Subsidiaries. The Borrowing Base shall be determined based on the most recent
Borrowing Base Certificate timely delivered by WinsLoew pursuant to subsection 5.1(F).

  (d) Subsection 2.1(F) of the Credit Agreement is hereby amended by deleting the first sentence thereof in its entirety, and substituting the following therefor:

Each Borrower shall execute and deliver to each Lender a Revolving Note to evidence the Revolving Loan, such Revolving Note to be in the principal amount of the maximum Revolving Loan Commitment of such Lender available to such Borrower at any time hereunder, and with other appropriate insertions.

  (e) The Commitments of each Lender set forth on the signature page of the Credit Agreement or, where applicable, the Lender Addition Agreements pursuant to which such Lender became a party to the Credit Agreement, shall, after the date on which this Agreement becomes effective, be as set forth on the signature page to this Agreement.

  2. Conditions. The effectiveness of the foregoing amendments is subject to the satisfaction of the following conditions:

   (a) No Default. No Default or Event of Default under the Credit Agreement, as amended hereby, shall have occurred and be continuing.

   (b) Warranties and Representations. The warranties and representations of Borrowers contained in this Agreement, the Credit Agreement, as amended hereby, and the Loan Documents shall be true and correct as of the effective date hereof, with the same effect as though made on such date, except to the extent that any of such warranties and representations expressly relate to an earlier date, in which case such representations and warranties shall have been true and correct as of such earlier date.

   (c) Execution and Delivery. This Agreement shall have been executed and delivered by Borrowers, Agent and Lenders.

  3.  Miscellaneous.

  (a) Captions. Section captions used in this Agreement are for convenience only, and shall not affect the construction of this Agreement.

  (b) Governing Law. This Agreement shall be a contract made under and governed by the laws of the State of Illinois, without regard to conflict of laws principles. Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

  (c) Counterparts. This Agreement may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Agreement.

  (d) Successors and Assigns. This Agreement shall be binding upon and shall inure to the sole benefit of Borrowers, Agent, Lenders and their respective successors and assigns.

  (e) References. Any reference to the Credit Agreement contained in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Agreement shall be deemed to be a reference to the Credit Agreement as amended by this Agreement unless the context shall otherwise require.

  (f) Continued Effectiveness. Notwithstanding anything contained herein, the terms of this Agreement are not intended to and do not serve to effect a novation of any of the Obligations created pursuant to the Credit Agreement. The parties hereto expressly do not intend to extinguish the Credit Agreement. Instead, it is the express intention of the parties hereto to reaffirm the existing Obligations under the Credit Agreement which are evidenced by the Notes and secured by the Collateral. The Credit Agreement as amended hereby and each of the Loan Documents remain in full force and effect.

	Delivered at Chicago, Illinois, as of the day and year first above written.

                                        WINSLOEW FURNITURE, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        LOEWENSTEIN, INC.
                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        WINSTON FURNITURE COMPANY
                                           OF ALABAMA, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        XL LIQUIDATION CORP.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        TEXACRAFT, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        CONTINENTAL ENGINEERING
                                           GROUP, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

ACQUISITION LOAN COMMITMENT:            HELLER FINANCIAL, INC.,
$3,333,334                                Individually and as Agent
TERM LOAN COMMITMENT:                   By: /s/ K. Craig Gallehugh
$1,732,632                              --------------------------
REVOLVING LOAN COMMITMENT:              Name Printed: K. Craig Gallehugh
$10,666,668                             Title: Vice President
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

ACQUISITION LOAN COMMITMENT:            THE FIRST NATIONAL BANK
$3,333,333                                OF BOSTON
TERM LOAN COMMITMENT:                   By: /s/ William C. Purniton
$1,732,631                              ---------------------------
REVOLVING LOAN COMMITMENT:              Name Printed: William C. Purniton
$10,666,666                             Title: Vice President
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

ACQUISITION LOAN COMMITMENT:            BANK OF AMERICA ILLINOIS
$3,333,333
TERM LOAN COMMITMENT:                   By:_____________________________
$1,732,631                              Name Printed:__________________
REVOLVING LOAN COMMITMENT:              Title:___________________________
$10,666,666
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

ACQUISITION LOAN COMMITMENT:            ABN AMRO BANK N.V.
$2,500,000
TERM LOAN COMMITMENT:                   By:_____________________________
$1,299,473                              Name Printed:__________________
REVOLVING LOAN COMMITMENT:              Title:___________________________
$8,000,000
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

                                    EXHIBIT
                                     10.22

                      SIXTH AMENDMENT TO CREDIT AGREEMENT


This Sixth Amendment to Credit Agreement dated as of July 1, 1996 (this "Agreement") is among WINSLOEW FURNITURE, INC., a Florida corporation ("WinsLoew"), LOEWENSTEIN, INC., a Florida corporation ("Loewenstein"), WINSTON FURNITURE COMPANY OF ALABAMA, INC., an Alabama corporation ("Winston"), XL LIQUIDATION CORP., a North Carolina corporation ("XL"), TEXACRAFT, INC., a Texas corporation ("Texacraft"), and CONTINENTAL ENGINEERING GROUP, INC., a California corporation ("Continental") (WinsLoew, Loewenstein, Winston, XL, Texacraft and Continental being hereinafter referred to collectively as "Borrowers" and individually as a "Borrower"), the financial institutions party hereto as "Lenders" and HELLER FINANCIAL, INC., a Delaware corporation in its capacity as agent for the Lenders ("Agent").

                             W I T N E S S E T H:
                             --------------------

 WHEREAS, Agent, Borrowers and Lenders are parties to that certain Credit Agreement dated February 2, 1995 (as heretofore amended from time to time, the "Credit Agreement"; capitalized terms not otherwise defined herein shall have the definitions provided therefor in the Credit Agreement) and to certain other documents executed in connection with the Credit Agreement; and

WHEREAS, the parties hereto wish to amend the Credit Agreement to permit WinsLoew or any Subsidiary of WinsLoew to acquire a portion of its capital stock.

                  NOW, THEREFORE, the parties agree as follows:
 1.Amendments to the Credit Agreement.

(a) Subsection 2.1(C) of the Credit Agreement is hereby amended to delete said subsection and substitute the following in its place and stead:

   (C) Acquisition Loan.  Subject to the limitations placed upon
(a) Borrowers to make Capital Expenditures set forth in Section 6.1 and (b) WinsLoew and its Subsidiaries to repurchase WinsLoew's capital stock pursuant to the terms of Subsection 7.5(d) of the Credit Agreement and the other terms and conditions of this Agreement and in reliance upon the representations and warranties of each Loan Party in the Loan Documents, each Lender agrees, severally and not jointly, to lend to Borrowers on or before February 2, 1998 its Pro Rata Share of the portion of the Acquisition Loan requested by WinsLoew upon receipt of a certificate executed by WinsLoew certifying that the terms and conditions of this subsection 2.1(C) and/or Subsection 7.5(d) have been satisfied. The proceeds of the Acquisition Loan shall be used solely to fund Capital Expenditures and the acquisition of WinsLoew capital stock pursuant to the terms of Subsection 7.5(d). The aggregate amount of advances made under the Acquisition Loan shall not exceed $12,500,000. WinsLoew may request an Acquisition Loan for itself or any Borrower pursuant to the terms of this Agreement. No advances will be made under the Acquisition Loan after February 2, 1998. Thereafter, any outstanding Acquisition Loan shall be repaid in quarterly installments on the last day of each calendar quarter as follows:
(i) fifteen percent (15%) of such outstanding balance shall be payable in four
(4) equal installments during calendar year 1998; (ii) thirty-five percent (35%) ofsuch outstanding balance shall be payable in four (4) equal installments during calendar 1999; and (iii) fifty percent (50%) of such outstanding balance shall be payable in four (4) equal installments during calendar year 2000. Each of the Borrowers shall be jointly and severally liable with respect to the Acquisition Loans.

(b) Subsection 6.7 of the Credit Agreement is hereby amended to decrease each amount of Tangible Net Worth provided in said subsection for each quarter during the periods set forth in Subsection 6.7 commencing September 30, 1996 by an amount equal to the aggregate cost of the WinsLoew capital stock repurchased pursuant to Section 7.5(d) of the Credit Agreement commencing with any WinsLoew capital stock repurchased on or after June 27, 1996.

(c) Subsection 7.5(d)(B) of the Credit Agreement is hereby amended to delete the number $10,000,000 and substitute the number $6,592,000 in its place and stead.

(d) Subsection 7.5(d) of the Credit Agreement is hereby amended to delete the period at the end of said subsection and add the following:

 and (D) the repurchase of WinsLoew capital stock may only be funded from the proceeds of the Acquisition Loan.

2. Conditions. The effectiveness of the foregoing amendments is subject to the satisfaction of the following conditions:

(a) Amendment Fee. Borrowers shall pay to Lenders an amendment fee equal to $61,250.

(b) No Default. No Default or Event of Default under the Credit Agreement, as amended hereby, shall have occurred and be continuing.

(c) Warranties and Representations. The warranties and representations of Borrowers contained in this Agreement, the Credit Agreement, as amended hereby, and the Loan Documents shall be true and correct as of the effective date hereof, with the same effect as though made on such date, except to the extent that any of such warranties and representations expressly relate to an earlier date, in which case such representations and warranties shall have been true and correct as of such earlier date.

(d) Execution and Delivery. This Agreement shall have been executed and delivered by Borrowers, Agent and Lenders.

3.Miscellaneous.

(a) Captions. Section captions used in this Agreement are for convenience only, and shall not affect the construction of this Agreement.

(b) Governing Law. This Agreement shall be a contract made under and governed by the laws of the State of Illinois, without regard to conflict of laws principles. Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

(c) Counterparts. This Agreement may be executed in any number of counterparts and by the different parties on separate counterparts, and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute but one and the same Agreement.

(d) Successors and Assigns. This Agreement shall be binding upon and shall inure to the sole benefit of Borrowers, Agent, Lenders and their respective successors and assigns.

(e) References. Any reference to the Credit Agreement contained in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Agreement shall be deemed to be a reference to the Credit Agreement as amended by this Agreement unless the context shall otherwise require.

(f) Continued Effectiveness. Notwithstanding anything contained herein, the terms of this Agreement are not intended to and do not serve to effect a novation of any of the Obligations created pursuant to the Credit Agreement.
The parties hereto expressly do not intend to extinguish the Credit Agreement. Instead, it is the express intention of the parties hereto to reaffirm the existing Obligations under the Credit Agreement which are evidenced by the Notes and secured by the Collateral. The Credit Agreement as amended hereby and each of the Loan Documents remain in full force and effect.

	Delivered at Chicago, Illinois, as of the day and year first above written.

                                        WINSLOEW FURNITURE, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        LOEWENSTEIN, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        WINSTON FURNITURE COMPANY
                                           OF ALABAMA, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        XL LIQUIDATION CORP.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        TEXACRAFT, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

                                        CONTINENTAL ENGINEERING
                                           GROUP, INC.

                                        By:/s/ Vincent A. Tortorici, Jr.
                                        --------------------------------
                                        Name Printed: Vincent A. Tortorici, Jr.
                                        Title: Vice President

ACQUISITION LOAN COMMITMENT:            HELLER FINANCIAL, INC.,
$3,333,334                                Individually and as Agent
TERM LOAN COMMITMENT:                   By: /s/ K. Craig Gallehugh
$1,641,440                              --------------------------
REVOLVING LOAN COMMITMENT:              Name Printed: K. Craig Gallehugh
$10,666,668                             Title: Vice President
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

ACQUISITION LOAN COMMITMENT:             THE FIRST NATIONAL BANK
$3,333,333                                      OF BOSTON
TERM LOAN COMMITMENT:                    By:_____________________________
$1,641,440                               Name Printed:__________________
REVOLVING LOAN COMMITMENT:               Title:___________________________
$10,666,666
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

ACQUISITION LOAN COMMITMENT:             BANK OF AMERICA ILLINOIS
$3,333,333
TERM LOAN COMMITMENT:                    By: /s/ Joseph T. Koch
$1,641,440                               ----------------------
REVOLVING LOAN COMMITMENT:               Name Printed: Joseph T. Koch
$10,666,666                              Title: Senior Vice President
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)

ACQUISITION LOAN COMMITMENT:             ABN AMRO BANK N.V.
$2,500,000
TERM LOAN COMMITMENT:                    By:_____________________________
$1,231,080                               Name Printed:__________________
REVOLVING LOAN COMMITMENT:               Title:___________________________
$8,000,000
  (maximum amount, subject to adjustment
   pursuant to subsection 2.1(B) of the
   Credit Agreement)