Form 10-Q
period 1996-09-30
WINSLOEW FURNITURE INC
filed 1996-11-05
CIK 931814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended        September 27, 1996


OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________



Commission File Number    0-25246
                      --------------


                            WINSLOEW FURNITURE, INC.


             (Exact name of registrant as specified in its charter)


           FLORIDA                                        63-1127982
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



    201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA           35124
---------------------------------------------------------------------------
	    	(Address of principal executive offices)          (Zip Code)


(Registrant's telephone number, including Area Code)  (205) 403-0206
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     .     No      .
   ----------         ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                Shares Outstanding at November 1, 1996
           ---------------           --------------------------------------
           $ .01 par value                          8,526,887


                            WINSLOEW FURNITURE, INC.

                                     INDEX




PART I.	FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements
                Consolidated Balance Sheets .......................     3
                Consolidated Statements of Income .................     4
                Consolidated Statements of Cash Flows .............     5
                Notes to Consolidated Financial Statements ........   6-8

	Item 2.	Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .......  9-14


PART II.	OTHER INFORMATION

        Item 1. Legal Proceedings .................................    15

	Item 4.	Submission of Matters to a Vote of
                       Security Holders ...........................    15

        Item 6. Exhibits and Reports on Form 8-K .................. 15-17

Signatures ........................................................    18

                                       2

                WinsLoew Furniture, Inc. and Subsidiaries
                      Consolidated Balance Sheets

(In thousands)                     September 27,    December 31,
                                      1996             1995
                                   -------------    ------------
                                    (Unaudited)

Assets
Cash and cash equivalents               $   633       $    396
Accounts receivable, less allowances
   for doubtful accounts                 22,418         30,162
Inventories                              20,587         19,920
Prepaid expenses and deferred
   income taxes                           4,079          4,163
                                        -------        -------
          Total current assets           47,717         54,641

Property, plant and equipment, net       17,651         18,293
Goodwill, net                            30,050         30,720
Other intangible assets, net                 --             48
Other assets                              1,201          1,268
                                        -------       --------
                                        $96,619       $105,370
                                        =======       ========

Liabilities and Stockholders' Equity
Current portion of long-term debt       $ 1,524       $  1,815
Accounts payable                          5,295          2,690
Other accrued liabilities                 8,378          6,459
                                        -------       --------
          Total current liabilities      15,197         10,964

Long-term debt, net of current portion   23,944         40,191
Deferred income taxes                     1,242            987
                                        -------       --------
          Total liabilities              40,383         52,142


Stockholders' equity:
 Preferred stock, par value
    $.01 per share, 5,000,000 shares
    authorized, none issued                  --             --
 Common stock; par value $.01 per
    share, 20,000,000 shares
    authorized, 8,510,187 and
    8,967,112 shares issued and
    outstanding at September 27, 1996
    and December 31, 1995, respectively      85             90
 Additional paid-in capital              34,825         37,640
 Retained earnings                       21,326         15,498
                                        -------       --------
          Total stockholders' equity     56,236         53,228
                                        -------       --------
                                        $96,619       $105,370


                             See accompanying notes.
                                       3

               WinsLoew Furniture, Inc. and Subsidiaries
                     Consolidated Statements of
                              (Unaudited)

(In thousands, except per share amounts)

                          Third Quarter Ended             Nine Months Ended
                     ----------------------------  ---------------------------
                      September 27, September 30,  September 27, September 30,
                           1996          1995           1996          1995
                     -------------- -------------  ------------- -------------
Net sales                  $37,332       $38,326       $112,203    $112,155
Cost of sales               26,094        30,306         76,885      84,166
                           -------       -------       --------    --------
   Gross profit             11,238         8,020         35,318      27,989

Selling, general and
  administrative expenses    7,020         7,650         22,209      20,730
Amortization                   297           528          1,343       1,608
Charges for restructuring       --         7,136             --       7,136
                           -------       -------       --------    --------

   Operating income (loss)   3,921        (7,294)        11,766      (1,485)

Interest expense               682           826          2,516       3,059
  Income (loss) before
  income taxes and
  extraordinary item         3,239        (8,120)         9,250      (4,544)
Provision for (benefit from)
  income taxes               1,119        (1,832)         3,422        (244)
                           -------       -------       --------    --------
   Income (loss) before
    extraordinary item       2,120        (6,288)         5,827      (4,300)

Extraordinary item              --            --             --        (593)
                           -------       -------       --------    --------

   Net income (loss)        $2,120       ($6,288)        $5,828     ($4,893)
                           =======       =======       ========    ========
Earnings (loss) per share:
  Income (loss) before
     extraordinary item      $0.25        ($0.70)         $0.66      ($0.48)
  Extraordinary item            --            --             --       (0.06)
                           -------       -------       --------    --------
   Net income (loss)         $0.25        ($0.70)         $0.66      ($0.54)
                           =======       =======       ========    ========

Weighted average number
  of shares                  8,589         8,967          8,843       9,050
                           =======       =======       ========    ========

                             See accompanying notes.
                                       4

               WinsLoew Furniture, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                                (Unaudited)
(In thousands)
                                           Nine Months Ended
                                     -----------------------------
                                     September 27,   September 30,
                                         1996            1995
                                     -------------   -------------

Cash provided by (used in):
Operating activities:
Net income (loss)                       $ 5,827         ($4,893)
Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
Depreciation and amortization             2,854           2,950
Write-off of loan costs related
to early retirement of debt                  --             953
Write-off of goodwill included in
   charges for restructuring                 --           2,209
Changes in operating assets and
   liabilities, net of effects
   from acquistions:
        Accounts receivable               7,744           7,742
        Inventories                        (667)          8,655
        Prepaid expenses and
          deferred income taxes              84             716
        Other assets                       (158)             98
        Accounts payable                  2,604          (2,881)
        Other accrued liabilities         1,920             900
        Deferred income taxes               255            (128)
                                        -------         -------
          Total adjustments              14,636          21,214
                                        -------         -------
          Net cash provided by
           operating activities          20,464          16,321
                                        -------         -------

Investing activities:
Capital expenditures, net of
  disposals and reserves                   (869)         (1,729)
Acquisitions, including acquisition
  costs, less cash acquired                  --          (7,345)
                                        -------         -------
          Net cash used in
          investing activities             (869)         (9,074)
                                        -------         -------
Financing activities:
Net repayments under revolving
  credit agreements                     (14,241)         (2,537)
Repurchase and cancellation of stock     (2,820)         (3,408)
Payments on long-term debt               (2,297)         (1,923)
Loan costs                                   --          (1,235)
Increase in term loan upon refinancing       --           1,560
                                        -------         -------
          Net cash used in financing
          activities                    (19,358)         (7,543)
                                        -------         -------
          Net increase (decrease) in
          cash and cash equivalents         237            (296)
Cash and cash equivalents at
  beginning of year                         396           1,054
                                        -------         -------
Cash and cash equivalents at
  end of period                            $633            $758
                                        =======         =======
Supplemental disclosures:
     Interest paid                       $2,177          $2,871
     Income taxes paid                   $3,395            $475


Investing activities included the acquisition of Continental
Engineering Group, Inc. in 1995.
Assets acquired, liabilities assumed and consideration paid for this acquisition were as follows:


     Fair value of assets acquired                       $8,660
     Cash acquired                                         (131)
     Liabilities assumed                                 (1,184)
                                                        -------
                                                         $7,345
                             See accompanying notes.
                                       5

                 WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's third quarter, which is from June 29 through September 27, 1996 and for the nine month period which is from January 1 through September 27, 1996. The results of operations for these two periods are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)       September 27,      December 31,
                         1996               1995
                     -------------      ------------

Raw materials          $10,926             $11,683
Work in process          2,200               1,864
Finished goods           7,461               6,373
                       -------             -------
                       $20,587             $19,920
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

4.  Capital Stock

In January 1995, WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of common stock, and the Company repurchased 574,000 shares on the open market for $3,408,000. In June 1996, WinsLoew's Board of Directors approved a plan to acquire up to an additional 1,000,000 shares of the common stock. During the third quarter of 1996, the Company repurchased 456,925 shares for $2,820,000. The purchases have been funded from the Company's credit facility (see Note 3 above).


5.  Acquisition of Continental Engineering Group, Inc.

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

(In thousands)         Third Quarter Ended           Nine Months Ended
                       September 30,  1995           September 30, 1995
                       -------------------           ------------------
Net sales                    $38,326                     $113,930
Net loss                      (6,038)                      (4,628)
Net loss per share            ($0.67)                      ($0.51)
Average shares outstanding     8,967                        9,050


6.  Extraordinary Item

In the first quarter of 1995, the Company incurred an extraordinary charge of $593,000, net of an income tax benefit of $360,000, related to prepayment penalties and the write-off of unamortized deferred loan costs associated with the retirement of separate credit facilities.


7.  Charges for Restructuring

During 1995, management reviewed the products, markets and strategy of the combined operations of the Company. The review culminated in a decision to exit certain product lines and markets, and to focus the Company's operations on those product lines and markets which would fit into the overall corporate strategy. In the quarter ended September 30, 1995, management finalized plans to discontinue or dispose of certain product lines which resulted in a charge for exiting these product lines totaling $7,136,000, which has been shown as a separate line in the Statement of Income. A summary of the charge is shown in the following table:

Reduction in carrying value of
promotionally-priced office
seating subsidiary held for sale                    $3,276,000



Reduction in carrying values of
futon manufacturing facilities held
for sale and other assets write-downs                  848,000



Reduction in inventory values from
exiting certain lower margin RTA
product lines                                          893,000



Reduction in inventory values from
exiting certain futon product lines                  1,729,000



Severance costs for certain former management          390,000
                                                    ----------
Total                                               $7,136,000
                                                    ==========




In connection with the restructuring charge, the Company recorded other adjustments during the quarter, primarily to increase inventory reserves and allowances for uncollectable accounts receivable. These adjustments resulted in charges of $1.7 million to cost of sales and $650,000 to selling, general and administrative expenses.

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


Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for each of the Company's product lines
(in thousands, except for percentages):


                                    Three Months Ended
                   -------------------------------------------------------
                      September 27, 1996            September  30, 1995
                   -------------------------     -------------------------
                   Net       Gross    Gross      Net       Gross    Gross
                   Sales     Profit   Margin     Sales     Profit   Margin
                   -------  -------   ------     -------   ------   ------
Casual furniture   $13,218  $ 4,970   37.6%      $12,807   $4,613   36.0%
Contract seating    11,892    3,414   28.7%       10,180    2,546   25.0%
RTA furniture        6,930    2,085   30.1%        8,331      424    5.1%
Futons               5,292      769   14.5%        7,008      437    6.2%
                   -------  -------   ------     -------   ------   ------
Total              $37,332  $11,238   30.1%      $38,326   $8,020   20.9%
                   =======  =======              =======   ======





                                      Nine Months Ended
                  --------------------------------------------------------
                      September 27, 1996            September 30, 1995
                  --------------------------    --------------------------
                   Net      Gross     Gross      Net      Gross     Gross
                   Sales    Profit    Margin     Sales    Profit    Margin
                  --------  -------   ------    --------  -------   ------
Casual furniture  $ 44,790  $17,834   39.8%     $ 42,175  $15,398   36.5%
Contract seating    35,880   10,400   29.0%       29,603    7,768   26.2%
RTA furniture       17,594    5,142   29.2%       20,825    3,518   16.9%
Futons              13,939    1,942   13.9%       19,552    1,305    6.7%
                  --------  -------             --------  -------
Total             $112,203  $35,318   31.5%     $112,155  $27,989   25.0%
                  ========  =======             ========  =======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                             Three Months Ended         Nine Months Ended
                       ---------------------------  ---------------------------
                       September 27, September 30,  September 27, September 30,
                          1996           1995          1996           1995
                       ------------- -------------  ------------- -------------

Gross margin               30.1%          20.9%         31.5%          25.0%
Selling, general and
   administrative expense  18.8%          19.9%         19.8%          18.5%
Amortization                0.8%           1.4%          1.2%           1.4%
Charges for restructuring                 18.6%                         6.4%
Operating income (loss)    10.5%         (19.0%)        10.5%          (1.3%)
Interest expense, net       1.8%           2.2%          2.2%           2.7%
Income (loss) before
  income taxes and
  extraordinary item        8.7%         (21.2%)         8.3%          (4.1%)
Net income (loss)           5.7%         (16.4%)         5.2%          (4.4%)


Comparison of Third Quarters Ended September 27, 1996 and September 30, 1995

Net Sales:	WinsLoew's consolidated net sales for the third quarter of
1996 decreased $994,000 or 2.6%, to $37.3 million from $38.3 million in the third quarter of 1995. Two of the Company's four product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 16.8% as construction in the lodging industry increased demand. The Casual product line increased sales by 3.2%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 16.8% in the third quarter of 1996, compared to the third quarter of 1995. The decrease in RTA product line sales is a direct result of the Company's restructuring of this product line in September, 1995. This restructuring resulted in the Company exiting the promotionally-priced seating market, beginning a transition from traditional lower margin RTA products to higher margin products. Also in the third quarter of 1996, certain mass merchants have purchased fewer products as a result of price increases in the RTA product line. Futon product line sales decreased by 24.4%, compared to the third quarter of 1995. In September, 1995, the Company restructured this product line, reducing product offerings and discontinuing sales to some mass merchant customers. The Company began rebuilding the specialty store business. However, Futon product sales to the specialty store market have declined from the levels of the third quarter of 1995.

Gross Margin:	Consolidated gross margin increased to 30.1% in the third
quarter of 1996, compared to 25.3% (excluding provisions for excess and obsolete inventory of $1.4 million for RTA and $325,000 for Contract Seating) in the third quarter of 1995. Each of the Company's product lines experienced increases in gross margin. The RTA product line gross margin in the third quarter of 1996 improved by 8.4 percentage points when compared to the same period of 1995. This improvement is the result of a better product mix, improved operating efficiencies and the Company's sale of its promotionally-priced seating business which eliminated sales of these lower margin products. The Futon product line improved its gross margin by
8.3 percentage points. As noted above, the Company has reduced lower margin product offerings and certain mass merchant market sales in the Futon product line. The Company has also reduced manufacturing overhead, labor and material costs in the Futon product line. These factors have allowed the Company to improve margins at a lower level of sales. The Casual and Contract Seating product lines also had improved gross margins in the third quarter of 1996, due to greater operating efficiencies from increased sales volumes. The Casual product line has also experienced favorable raw material costs during the third quarter of 1996.

Selling, General and Administrative Expenses:   Selling, general and
administrative expenses decreased from the third quarter of 1995 by $630,000. During management's review of operations in the third quarter of 1995, the Company recorded a one-time provision for $650,000 for accounts receivable which were considered uncollectable.

Charges for Restructuring:	In 1995, management undertook a review of the
marketing and operations strategy of certain of the Company's businesses, including a review of recorded asset balances, particularly inventories, for possible reduction in carrying values. As a result of this review, the Board of Directors adopted a plan to redirect the marketing and operations of certain of the Company's businesses. The plan included exiting certain markets and product lines. As a result of the changes to be implemented, the Company recorded a third quarter 1995 charge of $7.1 million for restructuring. This charge was the result of management's plan to make changes in the product lines, management, marketing focus, and operational strategy in the Company's RTA and futon product lines. The restructuring was substantially completed during the fourth quarter of 1995 (see section below "1995 Charges for Restructuring".)

Operating Income:	As a result of the above, WinsLoew recorded operating
income of $3.9 million (10.5% of net sales) in the third quarter of 1996, compared to an operating loss of $7.3 million in the third quarter of 1995.

Interest Expense:	The Company's interest expense decreased $144,000 in
the third quarter of 1996. As of September 27, 1996, the Company had reduced its debt by $16.5 million since December 31, 1995, and by $12.5 million since September 30, 1995. These reductions in debtm levels and the Company's increased profitability have led to improved financial ratios and, in turn, allowed the Company to pay lower spreads between the base rate and LIBOR and the rates which the Company is obligated to pay to its lenders. These lower spreads decreased the Company's effective interest rate below those incurred in the third quarter of 1995.

Provision for Income Taxes:     The Company's 1996 effective tax rate of
34.5% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The Company recorded a tax benefit of $1.8 million in the third quarter of 1995 due to the net loss for the quarter. The Company's effective rate from the benefit of 22.6% is less than the statutory rates due primarily to the non-deductibility of goodwill amortization and the write-off of goodwill included in the $7.1 million restructuring charge described above.


Comparison of Nine Months Ended September 27, 1996 and September 30, 1995

Net Sales:	WinsLoew's consolidated net sales for the first nine months
of 1996 increased $48,000 to $112.2 million compared to the first nine months of 1995. Two of the Company's four product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 21.2% as construction in the lodging industry increased demand. Casual product line sales increased by 6.2%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 15.5% due to the Company's restructuring of this product line in September, 1995. This restructuring resulted in the Company exiting the promotionally-priced seating market, beginning a transition from traditional lower margin RTA products to higher margin products. Also in the first nine months of 1996, some mass merchants have purchased fewer products as a result of price increases in the RTA product line. The decrease in RTA sales was offset by Continental Engineering Group, Inc., which was included for the entire first nine months of 1996. Futon product line sales decreased by 28.7%. In September, 1995, the Company restructured this product line, reducing product offerings and discontinuing sales to certain mass merchant customers. The Company began rebuilding the specialty store business. However, Futon product sales to the specialty store market have declined from the levels of the first nine months of 1995.

Gross Margin:	Consolidated gross margin increased to 31.5% in the first
nine months of 1996, compared to 26.4% (excluding provisions for excess and obsolete inventory of $1.4 million for RTA and $325,000 for Contract Seating) in the first nine months of 1995. Each of the WinsLoew's product lines experienced increases in gross margin. The Casual and Contract Seating product lines had improved gross margins in the first nine months of 1996, due to greater operating efficiencies from increased sales volumes. The Casual product line has also experienced favorable raw material costs during the first nine months of 1996. The RTA product line gross margin improved by
5.7 percentage points. This increase is primarily the result of the acquisition of Continental Engineering Group, Inc., whose products have higher gross margins than the Company's traditional RTA products and the Company's sale of its promotionally-priced seating business which eliminated sales of these lower margin products. The Futon product line improved its gross margin by 7.2 percentage points. As noted above, the Company has reduced lower margin product offerings and certain mass merchant market sales in the Futon product line. The Company has also reduced manufacturing overhead, labor and material costs in the Futon product line. These factors have allowed the Company to improve margins at a lower level of sales.
Selling, General and Administrative Expenses:	Selling, general and
administrative expenses increased from the nine months of 1995 due to the addition of Continental for the full first quarter of 1996, increased commissions as a result of increased sales volume in the Casual and Contract Seating product lines and increased sales promotional expenses.

Charges for Restructuring:      In 1995, management undertook a review of
the marketing and operations strategy of certain of the Company's businesses, including a review of recorded asset balances, particularly inventories, for possible reduction in carrying values. As a result of this review, the Board of Directors adopted a plan to redirect the marketing and operations of certain of the Company's businesses. The plan included exiting certain markets and product lines. As a result of the changes to be implemented, the Company recorded a third quarter 1995 charge of $7.1 million for restructuring. This charge was the result of management's plan to make changes in the product lines, management, marketing focus, and operational strategy in the Company's RTA and futon product lines. The restructuring was substantially completed during the fourth quarter of 1995 (see section below "1995 Charges for Restructuring".)

Operating Income:	As a result of the above, WinsLoew recorded operating
income of $11.8 million (10.5% of net sales) in the first nine months of 1996 compared to an operating loss of $1.5 million in the same period in 1995.


Interest Expense:	WinsLoew's interest expense decreased $543,000 in the
first nine months of 1996 compared to the same period in 1995. As of September 27, 1996, the Company had reduced its debt by $16.5 million since December 31, 1995, and by $12.5 million since September 30, 1995. These reductions in debt levels and the Company's increased profitability have led to improved financial ratios and, in turn, allowed the Company to pay lower spreads between the base rate and LIBOR and the rates which the Company is obligated to pay to its lenders. These lower spreads decreased the Company's effective interest rate below those incurred in the first nine months of 1995.


Provision for Income Taxes:	The WinsLoew's 1996 effective tax rate of
37.0% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The Company recorded a tax benefit of $244,000 for the nine months of 1995 due to the net loss for the period. The Company's effective rate from the benefit of 5.4% is less than the statutory rates due primarily to the non-deductibility of goodwill amortization and the write-off of goodwill which is included in the $7.1 million restructuring charge described above.

1995 Charges for Restructuring

As discussed above and in Note 7 of the Notes to Consolidated Financial Statements for this third quarter, in September, 1995, WinsLoew recorded a charge of $7.1 million related to a plan to redirect the marketing and operations of the Company's RTA and Futon product lines. The restructuring plan was substantially completed during 1995. However, as part of the restructuring, the Company had excess capacity at its Futon manufacturing facilities. The Company disclosed plans to consolidate its futon production facilities into fewer locations and sell any excess facilities. As a result, the Company recorded a charge of $655,000 to reduce excess facilities to their estimated realizable value. In the first quarter of 1996, management completed its review of the Futon facilities, culminating in a decision to consolidate its Tennessee operations from four facilities to two facilities. This consolidation should result in no material change to the charge recorded in 1995. WinsLoew's management is exploring ways to minimize the cost of this consolidation effort so as to have an insignificant effect on cash flows. As a result, while originally scheduled to be completed during the third quarter of 1996, the consolidation effort has extended into the fourth quarter of 1996.


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


Liquidity and Capital Resources

WinsLoew's short-term cash needs are primarily for working capital to support its debt service,accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 27, 1996, the Company had $32.5 million of working capital and $11.2 million of unused and available funds under its credit facilities. The Company has reduced its debt by $12.5 million since September 30, 1995.

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit (see Note 3 to the Consolidated Financial Statements). Due to the seasonal nature of the Casual product line, the Company's cash requirements are usually greater in the first quarter of each year. The June 1996 amendment allows the amount available to fluctuate with the seasonal nature of the Company's business. After the first quarter of each year, the Company's cash requirements from its credit line are less. By the use of a variable amount of credit availability, the Company can avoid the cost of an available but unused line of credit. In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow up to $6.6 million under its acquisition line of credit to purchase shares of the Company's common stock (see Notes 3 and 4 to the Consolidated Financial Statements for this third quarter).

Cash Flows From Operating Activities:	For the first nine months of 1996,
cash provided by operating activities was $20.5 million compared to cash provided of $16.3 million in the first nine months of 1995. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable. The improvement in cash provided by operations in the first nine months of 1996 compared to 1995 also benefited from a cash management program which management began in 1995. This program has conserved cash by reducing accounts receivable and inventory in all divisions below the levels which the Company had maintained in 1995. Finally, the improved cash flows provided by operations benefited from the overall improvement in profits, primarily in the Casual and Contract Seating product lines.

Cash Flows From Investing Activities:	WinsLoew's net cash used in investing
activities was $869,000 during the first quarter of 1996 compared to $9.1 million in 1995. The Company paid $7.3 million in cash, including capitalized acquisition costs, to purchase Continental Engineering in March, 1995. During 1996, the Company reduced its net capital equipment expenditures by $860,000 from its levels in the first nine months of 1995.

Cash Flows From Financing Activities:	Net cash used in financing activities
was $19.4 million in the first nine months of 1996 compared to $7.5 million in the first nine months of 1995. In the first nine months of 1996, increased cash flows from the overall improvement in profits, primarily in the Casual and Contract Seating product lines, were used to reduce the Company's debt.
In the third quarter of 1996, WinsLoew purchased 456,925 shares of its common stock at a cost of $2.8 million. In 1995, the Company borrowed $10.8 million to finance the acquisition of Continental Engineering and the repurchase of the Company's common stock.

At September 27, 1996, the Company has no material commitments for capital expenditures.


Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. During the first nine months of 1996, the Company purchased
$5 million of these materials. The Company elected to hedge a portion of its exposure to purchases made in 1996 by entering into foreign currency forward contracts with a value of $515,000, none of which is outstanding and unsettled at September 27, 1996. The Company did not incur significant gains or losses from these foreign currency transactions.

Part II.		Other Information


Item 1.		Legal Proceedings

The Company is, from time to time, involved in routine litigation. None of such routine litigation in which the Company is presently involved is material to its financial position, results of operations or liquidity.


Item 4.		Submission of Matters to a Vote of Security Holders

	(a)	None

Item 6.		Exhibits and Reports on Form 8-K

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

 10.7 Lease, dated July 13, 1987, between LaSalle National Bank and Winston, as amended (10.18)(1)

 10.8 Business Lease, dated November, 18, 1993, between Loewenstein and Emanuel Vanzo (10.21)(2)

 10.9 Asset Purchase Agreement, dated October 29, 1993, among Loewenstein, Shaffield Industries, Inc., Tennessee Woods, Inc., Figoshen Mills, Inc., Gary S. Shaffield, John W. Shaffield, and G.S.S., a Partnership (10.22)(1)

10.10 Agreement and Plan of Merger, dated December 30, 1993, among Loewenstein, New West Industries, and Michael W. Haworth, as agent and attorney-in-fact (10.23)(1)

10.11 Company Shareholders Agreement, dated December 30, 1993, among Loewenstein, New West Industries, and Michael Haworth, both as shareholder of New West and as agent and attorney-in-fact, and the shareholders of New West (10.24)(1)

10.12 Lease Agreement, dated as of November 27, 1985, between The Equitable Life Assurance Society of the United States and Jerry Rega and Associates, Inc., d/b/a Texacraft, as amended (10.26)(2)

10.13 Lease Agreement, dated as of January 11, 1989, between W. Leslie Pelio and Michael Haworth d/b/a Simworth, as amended (10.13)(2)

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

10.16 Credit Agreement, dated February 2, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.32)(3)

10.17 First Amendment to Credit Agreement, dated February 22, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

10.18 Third Amendment to Credit Agreement, dated May 8, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

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

   27 Financial Data Schedule (6)



_______________________

(1) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Registration Statement on Form S-4 (No. 33-85476)

(2) Filed with 1994 Form 10-K. Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 8-K filed April 7, 1995

(4) Filed with 1995 Form 10-K. Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Filed with second quarter 1996 Form 10-Q. Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996.

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








                                WINSLOEW FURNITURE, INC.


                                /s/ Bobby Tesney
                                -------------------------------------
November 1, 1996                BOBBY TESNEY
                                President and Chief Executive Officer




                                /s/ Vincent A. Tortorici, Jr.
                                -------------------------------------
November 1, 1996                VINCENT A. TORTORICI, Jr.
                                Chief Financial Officer

