Form 10-K
period 1996-12-31
WINSLOEW FURNITURE INC
filed 1997-03-27
CIK 931814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended     December 31, 1996
                         ---------------------------
                                   or
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from             to
                              -------------   -----------------
Commission file number  0-25246
                      ----------


                           WINSLOEW FURNITURE, INC.
             (Exact name of registrant as specified in its charter)

            Florida                                      63-1127982
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

    201 Cahaba Valley Parkway, Pelham, Alabama                 35124
     (Address of principal executive offices)               (Zip Code)

	(Registrant's telephone number, including area code) (205) 403-0206

	Securities registered pursuant to Section 12 (b) of the Act:

	None

	Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange
        Title of each class                   on which registered
	Common Stock,
        $.01 par value per share              Nasdaq National Market


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No
                                                   -----      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 11, 1997, was approximately $47,250,973 based on a $9.31 closing sale price for the Common Stock quoted on the Nasdaq National Market System on such date. For purposes of this computation, all executive officers, directors, and 5% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 11, 1997, was 7,438,083.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the registrant's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III hereof.

                             Page 1 of 46  pages.
                      Exhibit Index begins on page 41.



                                INDEX TO ITEMS

Part I                                                                 Page

Item 1.         Business ..............................................   3

Item 2.         Properties ............................................  14

Item 3.         Legal Proceedings .....................................  15

Item 4.         Submission of Matters to a Vote
                        of Security Holders ...........................  15


Part II

Item 5.         Market for Registrant's Common
                Equity and Related Stockholder Matters ................  16

Item 6.         Selected Financial Data ...............................  17

Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations .........  18

Item 8.         Financial Statements and Supplementary Data ...........  25

Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ................  40


Part III

Item 10.        Directors and Executive Officers of the Registrant ....  40

Item 11.        Executive Compensation ................................  40

Item 12.	Security Ownership of Certain Beneficial Owners
                and Management ........................................  40

Item 13.        Certain Relationships and Related Transactions ........  40


Part IV

Item 14.	Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K  ..................................  41

Signatures ............................................................  44

                                    PART I

ITEM 1. BUSINESS


GENERAL

WinsLoew Furniture, Inc. (the "Company" or "WinsLoew") designs, manufactures and distributes casual furniture, contract seating and ready-to-assemble ("RTA") furniture.

Casual Furniture. WinsLoew produces and distributes casual furniture for both the residential and contract markets. WinsLoew's residential products are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. WinsLoew markets its residential products through independent sales representatives primarily to specialty patio stores, department stores and furniture stores. WinsLoew's contract products are constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. Contract products are marketed primarily through an in-house sales force, primarily to apartment developers and management companies, hospitality providers (hotel, motel, restaurants, country clubs and resorts), and city and state municipalities.

Contract Seating. WinsLoew assembles and distributes contract seating products constructed of contemporary, traditional and transitional styles of wood and metal. Products include upholstered chairs, sofas and love seats offered in a variety of finish and fabric options. Products are designed for use in the restaurant, lodging, office, healthcare facilities and retail stores. These products are assembled pursuant to specific orders and are distributed to a broad customer base which includes architectural design firms, office furniture dealers, and restaurant and lodging chains through independent sales organizations.

RTA Furniture. WinsLoew's RTA products consist of a promotionally priced product line, upper priced ergonomically designed products and extensive line of futons and related accessories. Futons (as used herein) consists of a frame, mattress and cover which easily converts from a comfortable sofa to a bed. WinsLoew designs, manufactures, and distributes RTA promotionally priced "spindle" and "flatline" furniture designed for household use. Products include coffee tables, end tables, wall units, desks, children's furniture and rolling carts. Distribution is primarily through mass merchants and catalog wholesalers. WinsLoew's upper priced ergonomically designed "space savers" include computer desks, work stations and modular units. Marketing of these products is through in-house and independent sales representatives to office furniture wholesalers and catalog firms. Futon are manufactured in a variety of styles and finishes, and are constructed of selected hardwood and pine.
The Company manufactures the futons and accessories, including coffee tables and end tables. In addition, the Company imports a line of frames from Indonesia. Futon products are distributed through specialty retailers, selected mass merchants, and national accounts.

PRODUCT LINES

WinsLoew has three principal product lines of furniture (Casual Furniture, Contract Seating and RTA) that are produced or distributed in 9 manufacturing locations as follows:


DIVISION AND LOCATION       PRINCIPAL PRODUCTS          PRINCIPAL CUSTOMERS

CASUAL FURNITURE:

Winston                     Residential casual          Specialty patio stores,
Haleyville, Alabama         furniture constructed       department stores and
                            of aluminum                 furniture stores


Lyon-Shaw                   Residential casual          Specialty stores,
Salisbury, North Carolina   furniture constructed       department stores and
                            of wrought iron             furniture stores


Texacraft                   Contract casual furniture   Apartment developers
Houston, Texas              constructed of aluminum,    and management companies
                            wrought iron, wood and      hospitality providers
                            fiberglass                  and municipalities


Winston International       Imported residential        Specialty patio stores,
Haleyville, Alabama         casual furniture            department stores and
                            constructed of cast         furniture stores
                            luminum



CONTRACT SEATING:

Loewenstein                Contemporary, transitional   Architectural design
Pompano Beach, Florida     and traditional seating for  firms, restaurant and
                           hospitality, office and      lodging chains, office
                           other institutional uses     furniture dealers and
                                                        retail store planners


Gregson                    Traditional office and       Office furniture dealers
Liberty, North Carolina    other institutional seating  and lodging chains




RTA FURNITURE:

Southern Wood              Promotional RTA furniture    Mass merchandisers and
Sparta, Tennessee                                       catalogue wholesalers

Promotional RTA furniture


Continental                Ergonomically designed       Catalog firms and
Irwindale, California      space savers for home        office furniture
                           and office use               wholesalers


New West                   Futons, frames, covers,      Specialty retailers
Cookeville, Tennessee      and related accessories      and selected mass
Sparta, Tennessee                                       merchandisers
Santa Clara, California





COMPETITIVE STRENGTHS

WinsLoew believes that it has the following competitive strengths.

Casual Furniture. Management attributes casual furniture's historical success to its (i) commitment to producing a quality product delivered "in time and on time"; (ii) emphasis on providing extensive customer service; (iii) cost-efficient manufacturing operations; (iv) innovatively styled products and merchandising programs; and (v) results-oriented management, team philosophy and culture. Management believes that WinsLoew can continue the growth it has experienced in the casual furniture line by capitalizing on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service. Specifically, WinsLoew intends to grow in its existing market through: (i) continued leadership in new products and merchandising programs; (ii) expanding existing market penetration; (iii) increasing West Coast sales and export sales; and (iv) expanding the Winston International division's product line. Within WinsLoew's market, management will consider attractive acquisition opportunities.

Contract Seating. WinsLoew is committed to providing value to its contract seating customers by offering innovative designs, a broad range of high quality products at competitive prices and responsive customer service with quick and timely delivery. WinsLoew ensures that its products provide both superior structural integrity and aesthetic styling through its adherence to strict manufacturing and quality control standards and through its long-standing and frequently exclusive relationships with a number of leading Italian designers and manufacturers. These suppliers have extensive experience in the design, engineering and production of contemporary and transitional-styled chairs.
The suppliers use steam-bending of solid wood components, intricate joinery and other sophisticated manufacturing techniques generally unavailable in the United States. In addition, WinsLoew's electrostatically applied, ultraviolet cured wood finishing system produces one of the most consistent, durable and vibrant finishes in the industry. The system also increases manufacturing efficiency and reduces waste and air emissions. WinsLoew's commitment to providing high levels of customer service is also typified by its policies of paying freight charges if a guaranteed shipping date is missed and, under its "Quick Ship" program, guaranteeing shipment of a significant portion of its product line within 10 working days from receipt of a customer's order.

WinsLoew offers a broad selection of wood, metal and upholstered chairs, sofas and love seats designed for restaurant, lodging, office and other institutional uses, with prices generally ranging from $150 to $550. WinsLoew's custom design capabilities also allow it to modify styles, materials and production in order to provide customers with products that meet particular specifications. WinsLoew's strategy of offering a broad selection of product styles and price ranges provides it with access to distribution channels serving a variety of end users, including restaurants, hotels, healthcare facilities, retail store planners, corporate offices, schools, sports facilities, airport lounges and cruise lines.

RTA Furniture.  WinsLoew's RTA furniture product line consist of three products:
1) promotionally priced RTA products sold directly to mass merchandisers and catalog wholesalers under the Southern Wood name, 2) upper priced ergonomically designed "space savers", consisting of modular computer workstations, sold to catalog firms and office furniture wholesalers under the MicroCentre name, and
3) futons, frames, covers and accessories under the New West name. Southern Wood's low cost structure is based on its use of inexpensive raw materials, its relatively low labor rates and its use of equipment to achieve cost savings. WinsLoew believes that its focused price strategy will allow the Company to maintain or increase market share and provide opportunities for product line extensions. WinsLoew believes Continental increases its opportunities for growing furniture distribution channels without incurring significant marketing and selling expenses. Management believes WinsLoew is one of the largest manufacturer of futons and accessories in the United States. During 1995, management refocused the product line on serving specialty store retailers, selected mass merchants and national accounts. Management efforts during 1996 emphasized: (i) a commitment to produce a quality product with prompt delivery; (ii) consistent and extensive customer service; (iii) low cost efficient operations; (iv) innovative product development; (v) uniform merchandising/marketing programs; and (vi) nationwide independent sales representative force.


BUSINESS STRATEGY

Casual Furniture

The business strategy of the Casual Division emphasizes the following elements:

Expansion of Sales and Market Share. WinsLoew's growth objectives for the casual furniture line are primarily focused on areas where WinsLoew can capitalize on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service, including (i) new product introductions in WinsLoew's extruded and tubular aluminum and wrought iron divisions; (ii) expansion into new geographic areas, particularly west of the Rocky Mountains; and (iii) increased sales to commercial customers such as hotels, restaurants, country clubs, interior designers and apartment and hotel developers.

Provide Value to Customers. WinsLoew is committed to providing value to its retailing customers by designing and manufacturing high quality, competitively priced products and responding to its customers' needs for "in time and on time" delivery. WinsLoew maintains a strong customer service orientation that is typified by its PDQ shipping program, where WinsLoew either ships within 15 business days after credit approval or pays for the freight costs. Quick delivery is particularly important to casual furniture retailers because of the short selling season and the retailer's general desire to minimize inventory levels. Another principal component of WinsLoew's marketing strategy is its focus on special sales programs for customers. These programs also reduce the effects of seasonality on WinsLoew's operations and minimize WinsLoew's finished good inventory.

Commitment to Product and Industry Leadership. Management believes that the high fashion style and variety of WinsLoew's casual furniture designs provide a strong competitive advantage and WinsLoew therefore devotes significant resources to new product development and introductions.

Enhanced Use of Manufacturing Capabilities. WinsLoew operates approximately 420,000 square feet of manufacturing space for casual furniture products and produces most of such products from basic raw materials using strict quality control measures. WinsLoew's vertical integration permits WinsLoew to (i) produce a variety of chairs, tables and other furniture products; (ii) manufacture cushions; and (iii) cut and assemble the fabric covers that are combined with preassembled poles to produce outdoor umbrellas. WinsLoew also maintains strict cost containment measures in order to ensure that its products are manufactured in a cost-efficient manner.

Develop or Acquire Complementary Product Lines. WinsLoew continues to seek opportunities to develop or acquire complementary product lines in order to capitalize on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service.

CONTRACT SEATING

The business strategy of the contract seating divisions emphasizes the following elements:

Historical Base Business. WinsLoew's base contract seating business has historically been concentrated within the hospitality market. This market has fluctuated with general economic cycles because many end users defer expenditures for building new or refurbishing existing restaurant and lodging facilities during economic downturns. Based upon its past experience, the management believes that WinsLoew's core hospitality business will grow as expenditures by the hospitality industry increase for new construction and refurbishment of restaurants and lodging facilities.

Private Label Program. WinsLoew offers a "private label" program through which contract seating products are marketed to nationally recognized designers and manufacturers of office furniture systems. WinsLoew believes that its success in generating private label business is primarily attributable to its proven ability to produce a quality product on short lead time, its state-of-the-art finishing capabilities, its competitive prices and the direct involvement of its senior executives in private label marketing.

Develop or Acquire Complementary Product Lines. WinsLoew continues to seek opportunities to develop or acquire complementary product lines in order to capitalize on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service.


RTA FURNITURE

The business strategy of the RTA division emphasizes the following elements:

During 1996 WinsLoew brought the New West and Southern Wood operations under one management team. WinsLoew intends to increase its futon and promotional RTA product sales by marketing its products to its core customer base and to broader channels of distribution within the furniture industry, including national accounts and selected mass merchants. The Company has increased its independent sales representative force and prepared new sales literature. Continental Engineering is in the process of increasing its product offering of ergonomically designed furniture, strengthening its in-house sales force and making its products available through broader channels of distribution. In each of these operations, WinsLoew will take advantage of its position as a low cost producer.

Developing or Acquiring Complementary Product Lines. WinsLoew continues to seek opportunities to develop or acquire complementary product lines in order to capitalize on its existing distribution channels and manufacturing capabilities.

PRODUCTS

WinsLoew designs, manufactures and distributes three principal product lines:
(i) casual furniture for both the residential and contract markets, (ii) contract seating designed for restaurant, lodging, office or other general institutional use, and (iii) RTA furniture.

Casual Furniture

WinsLoew's casual furniture products for residential use consist principally of medium to upper-medium priced indoor and outdoor furniture sold under four brand names; "Winston" residential extruded and tubular aluminum furniture, "Lyon-Shaw" residential wrought iron furniture, "Texacraft" contract casual furniture, and "Winston International" imports casual furniture. WinsLoew currently manufactures and sells numerous style collections that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges, and accessory pieces such as ottomans, cocktail tables, end tables, tea carts, and umbrellas. WinsLoew offers extruded and tubular aluminum and wrought iron products with glider action, adjustable positions and rocking and swivel motions. WinsLoew's casual seating products feature cushions, vinyl strapping or mesh seats and backs in a variety of colors and patterns. All of WinsLoew's casual furniture products feature a durable painted finish which is also offered in a wide selection of colors. The suggested retail prices for a table and four chairs currently range from approximately $500 to $1,700.

WinsLoew's casual contract products include chairs, chaise lounges, tables, and umbrellas constructed of extruded, tubular and case aluminum, steel, wrought iron, wood and fiberglass. WinsLoew's casual contract products include a selection of restaurant and outdoor seating and site furnishings. Casual contract products are marketed through Company and independent sales representatives, primarily to apartment developers and management companies, hospitality providers (hotel, motel, restaurants, country clubs, and resorts), and city and state municipalities.

WinsLoew continually reviews and evaluates its casual furniture designs, and annually adds and discontinues designs it deems appropriate. WinsLoew identifies trends in shapes, colors and patterns through independent research, contacts with WinsLoew's dealers and the occasional use of independent designers. Management also solicits opinions from its manufacturer's representatives, dealers and employees prior to final design selection.
WinsLoew has generally replaced or modified approximately one-third to one-half of its casual furniture product lines annually. The costs of implementing these annual changes have historically included certain: (i) research and development costs; (ii) capital expenditures for tooling; and (iii) advertising and catalog expenses. Shipments of WinsLoew's new designs generally begin in September of each year.

Contract Seating

WinsLoew's contract seating products (other than the casual contract products described above) include wood, metal and upholstered chairs, as well as reception area love seats and sofas. WinsLoew's broad product line consists of approximately 350 distinct models of chairs in contemporary, traditional and transitional styles. WinsLoew's general merchandising strategy for contract seating is to provide innovative seating products that are practical, comfortable, sturdy and moderately priced.

Wood frames are produced from a variety of wood species and are finished with one of WinsLoew's numerous standard colors or can be finished to customer's specification. WinsLoew's metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers, or may specify or supply its choice of materials. WinsLoew maintains an inventory of unassembled chair components that enables it to respond quickly to large quantity orders in a variety of finish and fabric combinations.
See " ---Manufacturing."

WinsLoew believes that an important element of its success in the contract seating business is its long-standing and frequently exclusive relationships with leading Italian design firms, as well as its proven ability to offer innovative products that are sturdy, aesthetically appealing and scaled for the United States market. This belief is based upon WinsLoew's extensive industry experience and discussions with key customers, sales representatives and competitors. WinsLoew continually reviews and reconsiders its contract furniture designs, and annually adds and deletes designs as it deems appropriate to address perceived marketing opportunities. WinsLoew generally begins the design process by identifying marketing needs and conceptualizing product ideas through regular meetings of its senior management team.
Reflecting its focus on both sales and manufacturing, WinsLoew also solicits opinions with respect to trends in styles, colors and other design elements from its sales representatives, customers, and employees prior to final design selection. Preliminary sketches are provided to either WinsLoew's manufacturing personnel or WinsLoew's European suppliers, who in turn engineer the product's construction and produce one or more prototypes in preparation for actual full -scale production. New products are generally introduced at national or regional furniture markets. WinsLoew's custom design capabilities also allow it to modify styles, materials and production in order to provide customers with products that meet their particular needs.

RTA Furniture

WinsLoew's promotionally priced RTA furniture "spindle" products include coffee tables, end tables, wall units, desks, chairs, children's furniture and rolling carts. Promotionally priced furniture products also include "flatline" products such as bookcases and wall units. RTA products also include ergonomically designed "space savers", including modular desk and computer workstations. WinsLoew's futon products consist of futons (mattresses), frames, covers and related accessories. Frames are constructed of hardwood and pine, and come in a variety of sizes. Hardwood frames are finished in a variety of stains, while pine frames are unfinished. Futons are constructed of fabric shells stuffed with foam and cotton. Covers for futons are available in a variety of fabrics. Accessories include ottomans, end tables and cocktail tables. Frames are sold unassembled in a box containing all components, hardware, and instructions necessary for assembly. In addition to manufactured frames, the Company imports and distributes frames that account for approximately one half of the frames sold.

RTA furniture products are sold unassembled in a box that contains all components and hardware necessary for home-assembly. WinsLoew's merchandising approach for RTA furniture products emphasizes products with a stable, predictable demand, as well as self-service convenience. For example, the lithographed product boxes include color pictures, a listing of product features and assembly instructions that allow retailers to utilize available floor space and shelf space efficiently.


MANUFACTURING

Casual Furniture

WinsLoew has manufacturing facilities for casual furniture products in Haleyville, Alabama, Salisbury, North Carolina, and Houston, Texas. The facilities in Haleyville manufacture extruded and tubular aluminum casual furniture and most related accessories, including cushions and umbrellas. The facility in Salisbury manufactures wrought iron casual furniture and most related accessories. In the Houston facility, the Company manufactures extruded and tubular aluminum, steel and wood furniture. WinsLoew's goal at its facilities is to produce a high quality product at the lowest possible manufacturing cost and deliver it in a timely manner to dealers. WinsLoew's international products are manufactured in Mexico. See "---Marketing and Sales."


Winston Division - Haleyville, Alabama. WinsLoew's aluminum furniture manufacturing facility in Haleyville manufactures goods exclusively to order. Products are normally shipped on the day completed, eliminating the need to maintain finished goods inventory. WinsLoew provides timely delivery service by typically shipping goods within three weeks after credit approval.

In the manufacturing process, extruded aluminum tubes are cut to size and shaped or bent in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding. After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. WinsLoew then adds to vinyl strapping, cushions, fabric slings, or other accessories to the finished frame, as appropriate.
The product is then packaged with umbrellas, tempered glass and other accessories, as applicable, and shipped to the customer.


WinsLoew's Haleyville facilities were extensively refurbished and modernized in late 1984 and significantly expanded in 1990 and 1993. WinsLoew believes that its Haleyville facilities are some of the most modern in the casual aluminum furniture industry, and that the efficiencies attributable to these plants are a significant factor in WinsLoew's relatively low manufacturing costs.

WinsLoew's vertical integration provides additional manufacturing efficiencies. WinsLoew manufactures cushions for its aluminum furniture in Haleyville, and, in addition, cuts, sews and assembles the fabric covers that are combined with pre-assembled poles to produce outdoor umbrellas.

WinsLoew believes that it manufactures the highest quality aluminum casual furniture in its price range. The major frame components of the aluminum furniture are welded, and not riveted or bolted, thereby increasing the durability and enhancing the appearance of the aluminum product line. The powder coated painting process results in an attractive and durable finish. To ensure that only the highest quality products are shipped to customers, WinsLoew's quality control department has established control check points where the quality of 100% of its aluminum products is examined during the manufacturing process. These processes allow WinsLoew to offer a two-year frame and finish guarantee on all of its aluminum products for residential use. Warranty expense to date has been negligible.

Lyon-Shaw Division - Salisbury, North Carolina. The process of manufacturing the wrought iron products of this division is essentially the same as WinsLoew's aluminum line. WinsLoew offers a two-year frame guarantee on its wrought iron products for residential use. To date, warranty expense has been negligible.

Texacraft Division - Houston, Texas. WinsLoew's Houston facility includes an aluminum furniture manufacturing facility with processes essentially the same as WinsLoew's aluminum line in Haleyville. Additionally, the Houston facility manufactures steel and wood furniture and includes a fiberglass manufacturing facility for tables, umbrellas, and accessories.

Contract Seating

WinsLoew currently utilizes approximately 226,000 square feet of manufacturing space for contract seating production in facilities located in Florida and North Carolina.

Loewenstein Division - Pompano Beach, Florida. This facility assembles and finishes to customer order most of WinsLoew's contract seating products (other than the casual contract products described above). Component parts are either purchased from a variety of suppliers, including a number of European manufacturers, or manufactured by WinsLoew's Gregson division. The principal elements of wood chair assembly include: (i) frame glue-up; (ii) sanding; (iii) seat assembly (in which upholstered seats are constructed from component bottoms, foam padding and cloth coverings); and (iv) painting/lacquering. To provide consistency and speed in this finishing process, WinsLoew utilizes a state-of-the-art conveyorized paint line with electrostatic spray guns and a three-dimensional ultraviolet drying system. For upholstered products, the specified fabric cloth is stretched to the chair frame over foam padding.
Metal chairs are generally assembled from imported components. After rework and leveling, chairs are cartoned to prevent damage in transportation. The manufacturing process also includes a number of product inspections and other quality control procedures.

Gregson Division - Liberty, North Carolina. This manufacturing facility is vertically integrated and includes such operations as kiln-drying, cutting, planing, gluing, veneering, sanding, routing, carving, shaping, assembling, upholstering, and finishing. Based on WinsLoew's experience during the past several years, WinsLoew believes that this manufacturing flexibility minimizes the risks of relying on third-party suppliers for component parts and frequently permits a faster response to customer needs. While styling is continuously updated, the basic construction process does not change significantly from year to year, which reduces the need for substantial modifications to the production process.



RTA Furniture

Southern Wood Division - Sparta, Tennessee. This facility constructs RTA furniture from high density particle board, dowels, and wood scrap materials. The particle board is available from various manufacturers. For "spindle" furniture the dowels and wood scrap materials are available from various sources and are generally the by-product of other processes such as the production of wooden tool handles and dimension stock. WinsLoew is generally able to purchase these scrap materials at an attractive cost because the primary alternative use for such materials is as a waste fuel source. A wood grain pattern is imprinted on the particle board using a laminating process, and these boards are then cut to the proper length and width, shaped and completed with plastic molding. Spindles are produced by automated lathes, sanded, stained and lacquered. Each piece of furniture is individually boxed and includes board, spindles, bolts and assembly instructions.

Continental - Irwindale, California. This facility designs and manufactures ergonomically designed "space savers", modular computer desks and workstations. The particle board is laminated and then cut and drilled, if necessary, on automated machinery. The board moves from station to station on a conveyor system, which moves material through the facility. The individual pieces then have the appropriate hardware attached, and then are boxed along with assembly instructions.

New West Futon Division - Sparta, Tennessee. This facility manufactures futons, chairs, tables and related accessories marketed under the New West trademark. The futon unit consists of three distinct components: frame, the mattress and cover. Each of these components are manufactured, although WinsLoew purchases some items both domestically and overseas. Dimension stock is then assembled as a frame and one of a variety of finishes is applied to the frame. The mattress is produced with specialized equipment and is usually filled with cotton. However, upgrades include polyurethane foam and pocketed coil springs. Finally, covers, in a wide variety of fabric options (including the customer's own materials), are cut and sewn to fit the mattress. Each of these components is then boxed and can be sold separately or in combination.

New West Division - Santa Clara, California. The California facility is used primarily for distribution of product to West Coast customers. Mattresses are produced at this facility using essentially the same processes as the Tennessee facility.

Manufacturing Capacity

Management believes that the Company's manufacturing facilities are currently operating, in the aggregate, at approximately 75% of capacity, assuming a one-shift basis. Management considers the Company's present manufacturing capacity to be sufficient for the foreseeable future and believes that, by adding multiple shift operations, the Company can significantly increase the total capacity of its facilities to meet growing product demand with minimal additional capital expenditures. In addition, the Company engages in an ongoing maintenance and upgrading program, and considers its machinery and equipment to be in good condition and adequate for the purposes for which they are currently used.

The Company has excess space in its futon production facilities and has plans to consolidate and dispose of a portion of these facilities.


MARKETING AND SALES

Casual Furniture

WinsLoew markets its residential casual furniture products throughout the United States, Canada and the Caribbean. Substantially all of WinsLoew's residential sales are currently made to customers located east of the Rocky Mountains. WinsLoew's residential products are marketed to approximately 2,500 active customers, including specialty patio stores, full-line furniture retailers, and department stores. WinsLoew also sells its contract casual products to certain commercial end-users such as hotels, restaurants, country clubs, exporters, interior designers, and developers of apartments and motels.

Substantially all of WinsLoew's residential products are sold through approximately 30 independent manufacturer's representatives. Each representative (i) is assigned a territory in which to promote, solicit, and sell WinsLoew's products; (ii) agrees to assist in the collection of receivables and adjustment of any complaints with regard to his or her sales; and (iii) receives commissions based on the net sales made in his or her territory. WinsLoew determines the prices at which its products will be sold and may refuse to accept any orders submitted by a sales representative for credit-worthiness or other reasons. WinsLoew's representatives may carry other products which do not directly compete with WinsLoew's product lines. WinsLoew has long-standing relationships with most of its representatives.

WinsLoew's marketing program assists its representatives in various ways.
WinsLoew: (i) holds exhibitions at national and regional furniture shows and leases a year-round showroom at the Merchandise Mart in Chicago, Illinois;
(ii) provides retailers with annual four-color catalogs of its products, sample materials illustrating available colors and fabrics, point of sale materials, and special sales brochures; (iii) provides information directly to representatives at annual sales meetings attended by senior management and manufacturing personnel; (iv) maintains a customer service department which ensures that WinsLoew promptly responds to the needs and orders of WinsLoew's customers; (v) maintains regular contact with key retailers; and (vi) conducts ongoing surveys to determine dealer satisfaction. WinsLoew's casual contract products are marketed nationally through a team of company and independent sales representatives.

The Winston International division of WinsLoew was organized primarily for the purpose of distributing casual furniture products that are not manufactured by WinsLoew. Winston International's current product offerings include a line of cast aluminum products. This product line is inventoried, distributed, and administered in Haleyville, Alabama.

Contract Seating

WinsLoew's hospitality and other institutional contract seating products are sold primarily to architectural design firms, restaurant, lodging chains, office furniture dealers, and retail store planners. WinsLoew's office and other institutional seating products are sold primarily to office furniture dealers and lodging chains. Substantially all of WinsLoew's contract seating products are sold through approximately 40 independent sales representative organizations that employ approximately 100 sales associates. Each sales representative (i) promotes and sells WinsLoew's products in an assigned territory; (ii) assists WinsLoew in responding to customer service request; and (iii) receives commissions based on the net sales made in his or her territory. WinsLoew determines the prices at which its products will be sold, and may refuse to accept any orders submitted by a sales representative for creditworthiness or other reasons.

WinsLoew's marketing program assists its representatives in various ways. WinsLoew (i) holds exhibitions at national shows; (ii) provides its representatives and customers with four color catalogs of its products; (iii) provides information to representatives at sales meetings, and (iv) maintains a customer service department that ensures WinsLoew promptly responds to the needs and orders of customers.

RTA Furniture

WinsLoew's promotional RTA furniture products are sold primarily by outside sales representatives. The Company distributes price lists and catalogs of its products. Promotionally priced RTA products are sold primarily to mass merchandisers, discounters, and warehouse clubs.

Upper priced "space savers" are sold by a team of in-house and independent representatives primarily to catalog and office furniture wholesalers. Product catalogs, brochures and price lists are prepared by the Company as sales material for its salespersons. Additionally the Company purchases "pages" in catalogs issued by the wholesalers as a means of marketing its products to retailers. The Company holds exhibitions at national shows and maintains a customer service department to ensure WinsLoew promptly responds to the needs and orders of customers.

Futons, frames, covers and related accessories are sold by independent sales personnel to specialty store retailers and selected mass merchants and national accounts. WinsLoew has distribution facilities in Tennessee and California. The Company exhibits at national and regional shows and leases a showroom in High Point, NC. The Company provides its representatives with four color catalogs and price lists. WinsLoew maintains a customer service department in Tennessee to assist customers nationwide.

BACKLOG

As of December 31, 1996, WinsLoew's backlog of orders was approximately $13.1 million, compared to $16.0 million at December 31, 1995. WinsLoew, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Management does not consider backlog to be predictive of future sales activity because of WinsLoew's short manufacturing cycle and delivery time, and, especially in the case of casual furniture, the seasonality of sales.

RAW MATERIALS AND FOREIGN SOURCING

WinsLoew manufactures most of its products to order from basic raw materials, and, consequently, is able to avoid carrying large amounts of finished goods inventory particularly in its casual and contract seating product lines. WinsLoew also attempts to maintain minimum levels of raw material inventory. WinsLoew's principal raw materials consist of extruded aluminum tubes, steel rods, woven vinyl fabrics, paint/finishing materials, vinyl strapping, cushion filler materials, cartons, glass table tops, component parts for contract seating, particle board and other lumber products and hardware. Although WinsLoew has no long-term supply contracts, it generally has a number of sources for its raw materials and has not experienced any significant problems in obtaining adequate supplies for its operations. Nevertheless, the purchase of aluminum is, from time to time, highly competitive, and its price, as a commodity, is subject to market conditions largely beyond WinsLoew's control. In addition, fluctuations in lumber prices and the costs of other raw materials have not historically had a material adverse effect on WinsLoew's results of operations.

However, there can be no assurance that future price increases will not have a material adverse effect on WinsLoew's financial condition and results of operations. Management believes that WinsLoew's policy of maintaining several sources for most supplies contributes to its ability to obtain competitive pricing.

A significant portion of the Loewenstein raw materials and New West finished goods consist of component chair parts and bed frames purchased from several Italian, European, and Indonesian manufacturers. WinsLoew views its suppliers as "partners" and works with such suppliers on an ongoing basis to design and develop new products. WinsLoew believes that these cooperative efforts, its long-standing relationships with these suppliers and its experience in conducting on-site, quality control inspections provide it with a competitive advantage over many other furniture manufacturers, including a competitive purchasing advantage in times of product shortages. In addition, in the case of Italian and European suppliers, WinsLoew generally contracts for its purchases of such component parts in such manner as to minimize its exposure to foreign currency fluctuations. Although WinsLoew has close working relationships with its foreign suppliers, WinsLoew's future success may depend, in part, on maintaining such or similar relationships. Given the special nature of the manufacturing capabilities of these suppliers, in particular certain wood-bending capabilities, and sources of specialized wood types, the Loewenstein division could experience a disruption in their operations in the event of any required replacement of such suppliers. There can also be no assurance that situations beyond WinsLoew's control, including political instability; significant and prolonged foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in government policies and other factors will not have a material adverse effect on WinsLoew.

FURNITURE INDUSTRY AND COMPETITION

The furniture industry is cyclical and affected by changes in general economic conditions, consumer confidence and discretionary income, interest rate levels, and credit availability. Sales of casual furniture products are also affected by weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products.

The furniture industry is highly competitive and includes a large number of manufacturers, none of which dominate the market. Certain of the companies which compete directly with WinsLoew may have greater financial and other resources than WinsLoew. Based on its extensive industry experience, management believes that competition in casual furniture and contract seating is generally a function of product design, construction quality, prompt delivery, product availability, customer service and price. Management similarly believes that competition in WinsLoew's promotional price niche of the RTA furniture industry is limited, and is based primarily on prompt delivery, product availability, customer service and price.


WinsLoew believes that it successfully competes in the furniture industry primarily on the basis of its innovatively styled product offerings and merchandising programs, the quality of its products, and WinsLoew's emphasis on providing high levels of customer service. While sales of imported, foreign -produced casual furniture have increased significantly in recent years, WinsLoew's sales have not been adversely affected because such foreign products are generally (i) limited in design, styles and colors; (ii) of lesser quality than WinsLoew's products; (iii) marketed in the lower-end price range; and
(iv) not supported with competitive customer service and responsiveness to customers' needs for quick delivery. WinsLoew's futon operations comprises one of the largest futon manufacturers in the United States, with distribution facilities coast-to-coast.

TRADEMARKS AND PATENTS

WinsLoew has registered the following trademarks with the United States Patent and Trademark Office: Winston, Lyon-Shaw, Loewenstein/Oggo, From the Source, Gregson, Southern Wood Products, and LeCasso. Management believes that WinsLoew's trademark position is adequately protected in all markets in which WinsLoew does business. WinsLoew also believes that its various trade names are generally well recognized by dealers and distributors, and are associated with a high level of quality and value.

WinsLoew holds several design and utility patents, and has applications pending for issuance of other design and utility patents. Because WinsLoew believes that it is an innovator of styles and designs, it is WinsLoew's policy to apply for design and utility patents on those designs which WinsLoew believes may be of significance to WinsLoew.

EMPLOYEES

At December 31, 1996, WinsLoew had approximately 1,266 full-time employees, of whom 64 were employed in management, 161 in sales, general, and administrative positions, and 1,041 in manufacturing, shipping, and warehouse positions.

The only employees subject to collective bargaining agreements are approximately 147 of WinsLoew's hourly employees in Haleyville, Alabama, who are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between WinsLoew and such union, which expires on July 31, 2001, provides that there shall be no strikes, slowdowns, or lockouts. WinsLoew considers its employee relations to be good.

ENVIRONMENTAL MATTERS

WinsLoew's management believes that WinsLoew complies in all material respects with all applicable federal, state and local provisions relating to the protection of the environment. The principal environmental regulations that apply to WinsLoew govern air emissions, water quality, and the storage and disposition of solvents. Compliance with environmental protection laws and regulations has not had a material adverse impact on WinsLoew's financial condition or results of operations in the past, and is not expected to have a material adverse impact in the future.

On November 23, 1993, WinsLoew was named as a potentially responsible party by the United States Environmental Protection Agency ("EPA") for cleanup at the Carolawn Superfund Site in Ft. Lawn, Chester County, South Carolina. WinsLoew denied it sent any waste to the site, nor is responsible in any way for its cleanup. The EPA has produced documents showing that in 1972 (prior to the acquisition of WinsLoew's Lyon-Shaw division), Lyon-Shaw may have had Southeastern Pollution Control, Inc. ("SEPCO") pick up waste for disposal at another site, and suspects that SEPCO may have moved some waste from that site to the Carolawn site, which it also operated. In 1987, WinsLoew purchased certain assets of Lyon-Shaw from a seller which is still in existence. The agreement did not provide for an assumption of this type of liability. Based on the percentage of the Lyon-Shaw waste to the total waste, it would appear that if WinsLoew did have any liability at the Carolawn Superfund Site, it would not exceed $10,000. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, however, any potentially responsible party may be held jointly and severally liable for all remedial costs.

ITEM 2.  Properties

The following table provides information with respect to each of the Company's facilities:
________________________________________________________________________________
|           |          |             |Approximate|           |      |          |
|           |          |             |Building   |Approximate|      |          |
|           |          |             |Area       | Land Area | Owned|  Lease   |
|           |          |             |(square)   |  Owned    |  or  |Expiration|
| Location  | Division | Primary Use | feet)     | (acres)   |Leased|   Date   |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Pelham,    |          |             |           |           |      |          |
|  AL       |   All    |Headquarters |   11,500  |     1.8   | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Haleyville,|          |Manufacturing|           |           |      |          |
|  AL       | Winston  | and Offices |  155,000  |    17     | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Haleyville,|          |             |           |           |      |          |
|  AL       | Winston  |  Warehouse  |   20,000  |     1     | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Haleyville,|          |             |           |           |      |          |
|  AL       | Winston  |Sewing Plant |   30,000  |     1     | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Salisbury, |          |Manufacturing|           |           |      | 10/31/99 |
|  NC       |Lyon-Shaw | and Offices |  130,000  |    N/A    |Leased|    (a)   |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Salisbury, |          |             |           |           |      |          |
|  NC       |Lyon-Shaw |Sewing Plant |   15,000  |    N/A    |Leased| 10/09/05 |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Chicago,   | Casual   |Merchandise  |           |           |      |          |
|  IL       | Division |Mart Showroom|   12,000  |    N/A    |Leased|  8/31/02 |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Houston,   |          |Manufacturing|           |           |      |          |
|  TX       |Texacraft | and Offices |   89,500  |    N/A    |Leased|  4/15/05 |
|----------------------|-------------|-----------|-----------|------|----------|
|Pompano   |           |Manufacturing|           |           |      |          |
|Beach, FL |Loewenstein| and Offices |  100,000  |    13.8   | Owned|   N/A    |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Pompano   |           |             |           |           |      |          |
|Beach, FL |Loewenstein|  Warehouse  |    6,500  |    N/A    |Leased| 12/2/95  |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Liberty,  |           |Manufacturing|           |           |      |          |
|  NC      |Gregson    | and Offices |  126,000  |     9.5   | Owned|   N/A    |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Sparta,   |Southern   |             |           |           |      |          |
|  TN      | Wood      |Manufacturing|   94,300  |    10.0   | Owned|   N/A    |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Sparta/   |           |             |           |(three     |      |          |
|Cookeville|           |             |           |facilities)|      |          |
|  TN      |New West   |Manufacturing|  190,400  |    43.5   | Owned|   N/A    |
|----------------------|-------------|-----------|-----------|------|----------|
|Santa Clara|          |Manufacturing|           |           |      |          |
|  CA       |New West  | and Offices |   47,680  |     N/A   |Leased| 6/30/99  |
|----------------------|-------------|-----------|-----------|------|----------|
|Irwindale,|           |Manufacturing|           |           |      |          |
|  CA      |Continental| and Offices |   91,655  |     N/A   |Leased| 1/31/98  |
|______________________________________________________________________________|

__________________________

(a) Renewable for two successive five-year terms.

	For additional information with respect to the Company's lease obligations, see Note 8 of Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

        Substantially all of the company's assets are currently pledged as collateral for a credit facility. See Note 3 of Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.  Legal Proceedings

	From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. Based primarily on discussions with counsel and management familiar with the underlying disputes, the Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on its business or operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None
                                       15

PART II


ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's Common Stock has been listed for quotation on the Nasdaq National Market System under the symbol "WLFI" since January 1, 1995. The following table sets forth, for the period indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market System:

                             High          Low
1995

First Quarter .............  $7            $5 1/4

Second Quarter ............  $6 1/8        $3 5/8

Third Quarter .............  $6 5/8        $4 1/8

Fourth Quarter ............  $6 7/8        $5 1/4


1996

First Quarter .............  $6 3/4        $4 7/8

Second Quarter ............  $6 1/4        $5 1/2

Third Quarter .............  $8 1/2        $5

Fourth Quarter ............  $10 1/8       $6 7/8


As of March 10, 1997, there were approximately 215 holders of record of Common Stock. The closing sale price for the Common Stock on March 10, 1997, was $9-5/16.

The Company has not declared nor paid any cash dividends on its Common Stock, does not anticipate that any dividends will be declared nor paid in the foreseeable future, and intends to retain earnings to finance the development and expansion of the Company's operations. In addition, the Company's payment of dividends is also restricted under the terms of its credit facilities (see
Note 3 of Notes to the Company's Consolidated Financial Statements).

Item 6.  Selected Financial Data

The following selected financial data are derived from the Consolidated Financial Statements of WinsLoew included elsewhere herein. The following data should be read in conjunction with WinsLoew's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.


                                           Years Ended December 31,
                            ---------------------------------------------------
                              1996      1995       1994      1993 (1) 1992 (1)
                            ---------------------------------------------------
                                  (In thousands, except per share amounts)

Income Statement Data:
Net sales                   $143,979   $147,202   $137,842   $102,863   $93,296
Cost of sales                 97,760    110,468     98,434     69,876    61,467
                            --------   --------   --------   --------   -------
Gross profit                  46,219     36,734     39,408     32,987    31,829
Selling, general and
  administrative expenses     28,501     26,699     22,256     17,516    16,257
Amortization                   1,643      2,224      2,000      1,922     1,903
Charges for restructuring (2)     --      7,136         --         --        --
Non-recurring charges (2)         --         --      1,462      1,814        --
                            --------   --------   --------   --------   -------
Operating income              16,075        675     13,690     11,735    13,669
Interest expense               3,083      3,841      2,795      3,136     5,483
                            --------   --------   --------   --------   -------
Income (loss) before
  income taxes and
  extraordinary items         12,992     (3,166)    10,895      8,599    8,186
Provision for income taxes     4,708        285      4,543      3,381    3,196
                            --------   --------   --------   --------   -------
Income (loss) before
  extraordinary items          8,284     (3,451)     6,352      5,218    4,990
Extraordinary items (2)           --       (593)        --     (1,223)      --
                            --------   --------   --------   --------   -------
Net income (loss)             $8,284    ($4,044)    $6,352     $3,995   $4,990
                            ========   ========   ========   ========   =======



Earnings (loss) per share:
Income (loss) before
extraordinary items            $0.95     ($0.38)     $0.66      $0.65    $0.76
Extraordinary items               --      (0.07)        --      (0.15)      --
                            --------   --------   --------   --------   -------
Net income (loss) per share    $0.95     ($0.45)     $0.66      $0.50    $0.76
                            ========   ========   ========   ========   =======

Weighted average shares and
common share equivalents
outstanding                    8,724      9,029      9,655      8,075    6,596
                            ========   ========   ========   ========   =======



                                                     December 31,
                            ---------------------------------------------------
                              1996       1995        1994     1993 (1)  1992 (1
                            ---------------------------------------------------
                                                    (In thousands)
Balance Sheet Data:

Working capital              $40,152    $43,677    $51,957    $33,984  $19,159
Total Assets                 101,408    105,370    114,925     93,424   75,027
Long-term debt
(less current portion)        38,776     40,191     39,098     21,330   43,132
Total debt                    40,733     42,006     40,907     24,286   48,943
Stockholders' equity          48,400     53,228     60,680     56,536   14,806


(1)	Represents the combined results of Winston and Loewenstein, which are the predecessor companies to WinsLoew.
(2)	See "Management's Discussion and Analysis of Financial Condition and
        Results of Operations" for discussion ofthese items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual furniture, contract seating, and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, and restaurant and lodging chains. WinsLoew's RTA products include ergonomically-designed computer workstations, which the company denotes as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts and an extensive line of futons, futon frames and related accessories. Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers.


Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 1996, 1995 and 1994 for each of the Company's product lines (in thousands, except for percentages):


                   1996                    1995                    1994
          ----------------------  ----------------------  ----------------------
            Net   Gross   Gross     Net   Gross   Gross     Net   Gross   Gross
            Sales Profit  Margin   Sales  Profit  Margin   Sales  Profit  Margin
          ------- ------- ------  ------- ------- ------  ------- ------- ------
Casual
furniture $58,066  $23,812 41.2%  $55,758 $19,681  35.3%  $46,505 $17,061  36.7%

Contract
seating    48,629   14,126 29.3%   39,685  10,763  27.1%   36,779  10,345  28.1%

RTA        37,284    8,281 22.2%   51,759   6,290  12.2%   54,558  12,002  22.0%
         --------- -------       --------- -------        -------- -------
Total    $143,979  $46,219 32.1% $147,202 $36,734  25.0% $137,842 $39,408  28.6%
         ========= =======       ========= =======        ======== =======





The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                  For the Years Ended December 31,
                                 ----------------------------------
                                   1996         1995         1994
                                 --------     --------     --------
Gross profit                       32.1%        25.0%        28.6%
Selling, general and
  administrative expense           19.8%        18.1%        16.1%
Amortization                        1.1%         1.5%         1.5%
Charges for restructuring            --          4.8%          --
Operating income                   11.2%         0.5%         9.9%
Interest expense                    2.1%         2.6%         2.0%
Income (loss) before income
  taxes and extraordinary item      9.0%        (2.2%)        7.9%
Net income (loss)                   5.8%        (2.7%)        4.6%


Comparison of Years Ended December 31, 1996 and 1995

Net Sales: WinsLoew's consolidated net sales for 1996 decreased $3.2 million to $144.0 million, compared to $147.2 million in 1995. Two of the Company's three product lines experienced sales increases. Casual product line sales increased by 4.1%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 22.5% since construction in the lodging industry increased demand. RTA product line sales decreased by 28.0% due to the Company's restructuring of this product line in September, 1995. This restructuring resulted in the Company exiting the promotionally-priced seating market, beginning a transition from traditional lower margin RTA products to higher margin products. Also in 1996, some mass merchants purchased fewer products as a result of price increases in the RTA product line. In late 1995, WinsLoew began rebuilding its specialty store futon business. However, sales of futon products to the specialty store market have declined from the levels of 1995. These decreases were offset by Continental Engineering Group, Inc., which was included for all of 1996.

Gross Margin: Consolidated gross margin increased to 32.1% in 1996, compared to 26.1% (excluding provisions for excess and obsolete inventory of $1.4 million for RTA and $325,000 for contract seating) in 1995. Each of WinsLoew's product lines experienced increases in gross margin. The casual and contract seating product lines had improved gross margins in 1996, due to greater operating efficiencies from increased sales volumes. The casual product line also experienced favorable raw material costs in 1996. The RTA product line gross margin improved by 10.0 percentage points. This increase is primarily the result of the acquisition of Continental Engineering Group, Inc., whose products have higher gross margins than the Company's traditional RTA products and the Company's sale of its promotionally-priced seating business which eliminated sales of these lower margin products. As noted above, WinsLoew has reduced lower margin product offerings and certain mass merchant market sales. The Company has also reduced manufacturing overhead, labor and material costs in the RTA product line. These factors have allowed WinsLoew to improve margins at a lower level of sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased in 1996 due to the addition of Continental for all of 1996, increased commissions as a result of increased sales volume in the casual and contract seating product lines, increased sales promotional expenses and increased provisions for uncollectable accounts receivable.

Operating Income: As a result of the above, WinsLoew recorded operating income of $16.1 million (11.2% of net sales) in 1996 compared to operating income of $675,000 (0.5% of net sales) in 1995.

Interest Expense: WinsLoew's interest expense decreased $758,000 in 1996, compared to 1995. The Company had reduced its debt by $10.7 million up until December 31, 1996, when it purchased $9.3 million of its common stock. This stock purchase resulted in a net debt reduction in 1996 of $1.4 million. These reductions in debt levels and the Company's increased profitability have led to improved financial ratios and, in turn, allowed the Company to pay lower spreads between the base rate and LIBOR and the rates which the Company is obligated to pay to its lenders. These lower spreads decreased the Company's effective interest rate below those incurred in 1995.

Provision for Income Taxes: WinsLoew's 1996 effective tax rate of 36.2% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The Company recorded an income tax provision of $285,000 in 1995 while incurring a net loss for the period. This anomaly in 1995 is due primarily to the non-deductibility of goodwill amortization and the write-off of goodwill which was included in the $2.5 million charge recorded for exiting the RTA seating product market as described below.

1995 Charges for Restructuring

As discussed below and in Note 5 of the Notes to Consolidated Financial Statements for 1996, WinsLoew recorded a charge in 1995 of $7.1 million related to a plan to redirect the marketing and operations of the Company's RTA product line. The restructuring plan was substantially completed during 1995. However, as part of the restructuring, the Company had excess capacity at its RTA manufacturing facilities. The Company disclosed plans to consolidate these production facilities into fewer locations and sell any excess facilities. As a result, WinsLoew recorded a charge of $655,000 to reduce excess facilities to their estimated realizable value. In the first quarter of 1996, management completed its review of its facilities, culminating in a decision to consolidate its Tennessee operations from four facilities to two facilities. This consolidation has resulted in no material change to the charge recorded in 1995. WinsLoew's management is exploring ways to minimize the cost of this consolidation effort so as to have an insignificant effect on cash flows. As a result, while originally scheduled to be completed during the third quarter of 1996, the consolidation effort has extended into the first quarter of 1997.


Comparison of Years Ended December 31, 1995 and 1994

Charges for Restructuring and Other Special Charges: As described above, the Company is the product of a merger of two companies which operated before the merger in a variety of furniture markets, businesses and product line offerings. Following the merger, management undertook a review of the marketing and operations strategy of certain of the Company's businesses, including a review of recorded asset balances, particularly inventories, for possible reduction in carrying values.

As a result of this review, the Board of Directors adopted a plan to redirect the marketing and operations of certain of the Company's businesses. The plan included exiting certain markets and product lines. As a result of the changes to be implemented, the Company recorded a charge of $7.1 million for restructuring. This charge is the result of management's plan to make changes in the product lines, management, marketing focus, and operational strategy in the Company's RTA product line.

The table below summarizes the charges for restructuring recorded in 1995:


Reduction in carrying value of
promotionally-priced
seating subsidiary held for sale                          $2,526,000

Reduction in carrying values of
manufacturing facilities
held for sale and other asset write-downs                    848,000

Reduction in inventory values from exiting
certain futon product lines                                3,372,000

Severance costs for certain former management                390,000
                                                          -----------
Total                                                     $7,136,000
                                                          ===========

Management's review also identified other operating and financial issues related to ongoing operations of the Company, which were not recorded as part of the charges for restructuring. The review resulted in additional operating charges totaling $2.4 million (6.2% of net sales). These additional charges include $1.7 million for inventory which was considered excess, unusable or obsolete and $650,000 for accounts receivable which were considered uncollectable.

Management reviewed the marketing strategy and operating philosophies of the RTA division and proposed several changes, noted below, that were approved as part of the plan. The plan generally is to move the Company to higher margin products and away from lower margin products.

In March, 1995, the Company acquired Continental Engineering Group, Inc. ("Continental"), a manufacturer of ergonomically-designed "space savers". Continental's products are designed and priced in the upper-end price points of the RTA furniture market, and provide a higher gross margin and growth rates than current RTA product offerings of the Company. Continental's success led management to explore the development of higher margin product lines within its traditional RTA businesses.

Prior to the purchase of Continental, this division had served the low-end price points of the RTA market by distributing through mass merchant retailers. During 1995, the Division's margins declined due to a switch in product mix from predominately spindle products to a more balanced mix of spindle and flatline products. As part of the plan, the division expects to increase its gross margins through new product introductions in both spindle and flatline products, and at the same time, discontinue its traditional lower margin products.

Another part of the plan was to re-focus the Company's marketing of its futon products. During 1994, sales of futon products grew rapidly as a result of the introduction of low-end products offered to mass merchants. In an effort to serve those customers, service and quality suffered in the core specialty store business. In 1995, the Company discontinued serving the low-end mass merchant business and re-focused efforts on rebuilding the specialty store business. The Company reduced the number of futon products offered to this niche in order to improve manufacturing efficiencies, focus on its best selling products and to reduce overall inventory levels.

As a result, Management determined that there were excess inventory levels related to the old product lines from which the Company was exiting. The Company reviewed the inventory for these product lines and, during the third quarter, recorded a charge of $2,622,000 to reduce the carrying value of related inventory. During the fourth quarter, Management continued its review of the futon product line and identified additional inventory to be included in the discontinued product lines which increased this charge to a total of $3,372,000 for the year.

As an additional part of the restructuring of the RTA business, the Board of Directors approved a plan to exit the market for promotionally-priced seating products for office furniture wholesalers through the sale of a subsidiary which manufactured and distributed this product line. These products, which were generally at the lower price points in this market, produced low profit margins, which no longer fit the strategy for the RTA division. During the third quarter, the Company recorded a $3,276,000 charge to reduce the carrying value of this subsidiary to an estimated net asset value of $600,000. During the fourth quarter, the Company sold the subsidiary and reduced the recorded loss by $750,000, to a loss of $2,526,000. The sales and operating income of this subsidiary were not significant to the operations of the Company.

As final result of its restructuring plan, the Company had excess manufacturing capacity. As part of its effort to reduce overhead costs and to improve manufacturing efficiencies, the Company has consolidated its RTA production facilities into fewer locations and is selling its excess facilities. As a result, the Company recorded a charge of $655,000 to reduce these facilities to their estimated realizable value. The sale of these facilities would lower operating expenses by $178,000.

Also, included in the charge for restructuring is $193,000 for the write-off of other assets related to the mass merchant product line and $390,000 for severance costs for terminated division management.



Net Sales: The Company's consolidated net sales increased $9.4 million, or 6.8% to $147.2 million in 1995 from $137.8 million in 1994. Net sales increased in all product lines except for RTA. Net sales increased in the casual furniture product line primarily due to sales from Texacraft, Inc., purchased in September, 1994, being included for a full year, and the addition of new customers. Net sales in contract seating grew due to increased sales to the Company's core business customers. Net sales in RTA decreased due primarily to the Company's decision in the first quarter of 1995 to begin discontinuing futon sales to mass merchants and the overall weakness in the futon market. This decrease was offset by the addition of Continental Engineering Group, Inc. in March, 1995, and the introduction and expansion of the Company's flatline products.

Gross Profit: The consolidated gross margin decreased to 25.0% in 1995, compared to 28.6% in 1994. The consolidated margin was unfavorably impacted by the RTA product line. The contract seating and RTA gross margins declined due primarily to increased reserves totaling $1.7 million for excess, unusable and obsolete inventory. Gross margins also declined in RTA due to raw material price increases that could not be immediately passed on to customers since WinsLoew was committed to sell at a fixed price during the customer's catalog season. RTA gross margin also decreased due to under-absorption of fixed overhead expenses.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $4.4 million in 1995 compared to 1994. The increase was due to additional expenses from the acquisitions of Texacraft and Continental, marketing expenses associated with increased sales volume in the contract seating division and increased provisions for uncollectable accounts receivable of $650,000 in 1995. These increases were offset by reductions in the RTA division.

Operating Income: As a result of the above, the Company's operating income was $675,000 (0.5% of net sales) (including the charges for restructuring of $7.1 million and the other adjustments identified by management during the third quarter of 1995 totaling $2.4 million) in 1995, compared to operating income of $13.7 million (9.9% of net sales) in 1994.

Interest Expense, Net: The Company's net interest expense increased by $1.0 million in 1995 due to increased average debt balances as a result of borrowing $7.2 million for the Continental acquisition and $3.4 million to repurchase common stock, offset by lower interest rates in 1995.

Income Tax Expense: The Company recorded an income tax provision of $285,000 in 1995 while incurring a net loss for the period. This anomaly is due primarily to the non-deductibility of goodwill amortization and the write-off of goodwill which is included in the $2.5 million charge recorded for exiting the RTA seating product market described above. The Company's effective tax rate of 41.7% for 1994 was more than the federal statutory rate due to the effect of state income taxes and the non-deductibility of goodwill amortization.

Extraordinary item: The Company incurred an extraordinary charge of $593,000 (net of an income tax benefit of $360,000) related to prepayment penalties and the write-off of unamortized deferred loan costs associated with the retirement of the separate credit facilities in the first quarter of 1995.

Seasonality and Quarterly Information

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, and discretionary income, interest rate levels and credit availability.

Sales of casual products are typically higher in the second quarter and fourth quarters of each year, primarily as a result of: (1) high retail demand for casual furniture in the second quarter, preceding the summer months, and (2) the impact of special sales programs on fourth quarter sales. The Company's casual product sales can also be affected by weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products.

The following table presents the Company's unaudited quarterly data for 1996 and 1995. Such operating results are not necessarily indicative of results for future periods. WinsLoew believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with WinsLoew's Consolidated Financial Statements included elsewhere herein.

(In thousands, except per share amounts)

1995 Quarters                    First      Second     Third      Fourth
                                -------    -------    -------    -------
Net sales                       $29,463    $44,366    $38,326    $35,047
Gross profit                      6,454     13,515      8,020      8,745
Charges for restructuring            --        --       7,136         --
Income (loss) from operations       564      5,245     (7,294)     2,160
Interest expense                  1,011      1,222        826        782
Extraordinary item                 (593)        --         --         --
Net income (loss)                 ($988)    $2,396    ($6,288)      $836


Earnings (loss) per share:

Income (loss) before
   extraordinary item            ($0.04)     $0.27     ($0.70)     $0.09
Extraordinary item                (0.07)        --         --         --
Net income (loss)                ($0.11)     $0.27     ($0.70)     $0.09
Weighted average shares
   and common share
   equivalents outstanding        9,218      8,967      8,967      8,967



1996 Quarters                    First      Second     Third      Fourth
                                -------    -------    -------    -------
Net sales                       $30,957    $43,914    $37,332    $31,776
Gross profit                      8,420     15,660     11,238     10,901
Income from operations            1,332      6,513      3,921      4,309
Interest expense                  1,187        647        682        567
Net income                          $90     $3,618     $2,120     $2,456

Net income per share              $0.01      $0.40      $0.25      $0.29
Weighted average shares
   and common share
   equivalents outstanding        8,967      8,967      8,589      8,383



Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. At December 31, 1996, the Company had $40.2 million of working capital and $9.0 million of unused and available funds under its credit facilities.

The Company has a senior credit facility with a consortium of banks and other institutional lenders. The facility, which matures in February 2001 and is collateralized by substantially all of the assets of the Company, consists of a revolving line of credit, term loan and an acquisition line of credit. The working capital revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventory and accounts receivable. The $12.5 million acquisition line of credit can be used for capital expenditures and purchases of the Company's common stock.

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit (as limited by its available accounts receivable and inventory). Due to the seasonal nature of the casual furniture product line, WinsLoew's cash requirements are usually greater in the first quarter of each year. The June 1996 amendment allows the amount available to fluctuate with the seasonal nature of the Company's business. After the first quarter of each year, the Company's cash requirements from its credit line are less. By use of a variable amount of credit availability, the Company can avoid the cost of an available but unused line of credit. At December 31, 1996, from an available maximum line of credit of $40 million, WinsLoew has elected to set the amount available at $39 million.

In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow up to $6.6 million under its line of credit to purchase shares of the Company's common stock. As of December 31, 1996, WinsLoew has $2.6 million of this amount remaining to purchase shares of its common stock.

See Note 3 to the Company's Consolidated Financial Statements for a discussion of the Company's credit facility.

Cash Flows From Operating Activities: For 1996, cash provided by operating activities was $16.4 million, compared to $12.7 million provided in 1995. The primary reasons for the increase in cash provided by operating activities were the Company's program to reduce accounts receivable levels, increased collections due to improved gross margins and increases in accounts payable.

Cash Flows From Investing Activities: The Company's net cash used in investing activities was $1.5 million in 1996, compared to $9.7 million 1995. The Company paid $7.3 million in cash, including capitalized acquisition costs, to purchase Continental Engineering in 1995. WinsLoew also reduced its 1996 capital expenditures by $800,000 from 1995 levels.

At December 31, 1995, the Company has no material commitment for capital expenditures.

Cash Flows From Financing Activities: Net cash used in financing activities was $14.4 million in 1996, compare to $3.7 million in 1995. This increase was due to cash used to repurchase $13.3 million of the Company's common stock in 1996.


Foreign Exchange Fluctuations and Effects of Inflation

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities, and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. In 1996, the Company purchased $7.5 million of these materials. The Company elected to hedge a portion of its exposure to purchases made in 1996 by entering into foreign currency forward contracts with a value of $515,000, none of which is outstanding and unsettled at December 31, 1996.
The Company did not incur significant gains or losses from these foreign currency transactions.

Inflation has not had a significant impact on the Company in the past three years, nor is it expected to have a significant impact in the foreseeable future.

ITEM 8.   Financial Statements and Supplementary Data

	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Ernst & Young LLP, Independent Auditors .......................  26

Consolidated Balance Sheets as of
        December 31, 1996 and 1995 ......................................  27

Consolidated Statements of Income
        For the Years Ended December 31, 1996, 1995, and 1994 ...........  28

Consolidated Statements of Stockholders' Equity
        For the Years Ended December 31, 1996, 1995 and 1994 ............  29

Consolidated Statements of Cash Flows
        For the Years Ended December 31, 1996, 1995, and 1994 ...........  30

Notes to Consolidated Financial Statements ..............................  31

                        REPORT OF INDEPENDENT AUDITORS


Stockholders of WinsLoew Furniture, Inc.

We have audited the accompanying consolidated balance sheets of WinsLoew Furniture, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Ernst & Young, LLP
Birmingham, Alabama
January 31, 1997

                   WinsLoew Furniture, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(In thousands except per share amounts)

                                             December 31,
                                      --------------------------
                                        1996             1995
                                      ----------      ----------

Assets
Cash and cash equivalents              $    897       $    396
Accounts receivable, less allowances
   for doubtful accounts of $2,702
   and $1,531 at December 31, 1996
   and 1995, respectively                27,203         30,162
Inventories                              20,714         19,920
Prepaid expenses and deferred
   income taxes                           3,893          4,163
                                       --------       --------
          Total current assets           52,707         54,641

Property, plant and equipment, net       17,725         18,293
Goodwill, net                            29,826         30,720
Other intangible assets, net                 --            448
Other assets                              1,150          1,268
                                       --------       --------
                                       $101,408       $105,370
                                       ========       ========

Liabilities and Stockholders' Equity
Current portion of long-term debt      $  1,957       $  1,815
Accounts payable                          4,640          2,690
Other accrued liabilities                 5,958          6,459
                                       --------       --------
          Total current liabilities      12,555         10,964

Long-term debt, net of current portion   38,776         40,191
Deferred income taxes                     1,677            987
                                       --------       --------
          Total liabilities              53,008         52,142
                                       --------       --------

Stockholders' equity:
 Preferred stock, par value
    $.01 per share, 5,000,000 shares
    authorized, none issued                  --             --
 Common stock; par value $.01 per
    share, 20,000,000 shares
    authorized, 7,481,783 and
    8,967,112 shares issued and
    outstanding at Decbember 31, 1996
    and 1995, respectively                   75             90
 Additional paid-in capital              24,543         37,640
 Retained earnings                       23,782         15,498
                                       --------       --------
          Total stockholders' equity     48,400         53,228
                                       --------       --------
                                       $101,408       $105,370
                                       ========       ========

                             See accompanying notes.

                   WinsLoew Furniture, Inc. and Subsidiaries
                       Consolidated Statements of Income


(In thousands, except per share amounts)

                                   Year Ended December 31
                          -----------------------------------------
                                1996        1995         1994
                          ------------   ----------   -------------
Net sales                     $143,979    $147,202     $137,842
Cost of sales                   97,760     110,468       98,434
                              --------    --------     --------
   Gross profit                 46,219      36,734       39,408

Selling, general and
  administrative expenses       28,501      26,699       22,256
Amortization                     1,643       2,224        2,000
Charges for restructuring           --       7,136           --
Non-recurring charges               --          --        1,462
                              --------    --------     --------
   Operating income             16,075         675       13,690

Interest expense                 3,083       3,841        2,795
                              --------    --------     --------
  Income (loss) before
  income taxes and
  extraordinary item            12,992      (3,166)      10,895
Provision for income taxes       4,708         285        4,543
                              --------    --------     --------
    Income (loss) before
    extraordinary item           8,284      (3,451)       6,352

Extraordinary item                  --        (593)          --
                              --------    --------     --------

   Net income (loss)            $8,284     ($4,044)      $6,352
                              ========    ========     ========
Earnings (loss) per share:
  Income (loss) before
     extraordinary item          $0.95      ($0.38)       $0.66
  Extraordinary item                --       (0.07)          --
                               -------     -------     --------
   Net income (loss)             $0.95      ($0.45)       $0.66
                              ========    ========     ========

Weighted average number
  of shares                      8,724       9,029        9,655
                              ========    ========     ========


                             See accompanying notes.

                   WinsLoew Furniture, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

                             Common Stock      Additional
                          ------------------     Paid-in    Retained
                           Shares     Amount     Capital    Earnings    Total
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1993         9,250,760     $93      $43,253    $13,190    $56,536
Exercise of Warrant         531,625       5            7         --         12
Repurchase and
   cancellation
   of stock                (241,250)     (3)      (2,217)        --     (2,220)
Net income                       --      --           --      6,352      6,352
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1994         9,541,135      95       41,043     19,542     60,680

Repurchase and
   cancellation
   of stock                (574,023)     (5)      (3,403)        --     (3,408)
Net loss                         --      --           --     (4,044)    (4,044)
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1995         8,967,112      90       37,640     15,498     53,228

Exercise of stock
   options                   25,100      --          187         --        187
Repurchase and
   cancellation
   of stock                (576,925)     (6)      (3,958)        --     (3,964)
Repurchase and
   cancellation
   stock from
   affiliated company      (933,504)     (9)      (9,326)        --     (9,335)
Net Income                       --      --           --      8,284      8,284
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1996         7,481,783     $75      $24,543    $23,782    $48,400
                          =========   ======   ==========   ========   =======

                             See accompanying notes.

                   WinsLoew Furniture, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

(In thousands)
                                             Year ended December 31,
                                        ---------------------------------
                                          1996         1995         1994
                                        -------      --------     -------

Cash flows from operating activities:
Net income (loss)                        $8,284      ($4,044)      $6,352
Adjustments to reconcile net
   income to net cash provided
   (used in) operating activities:
Depreciation and amortization             3,702        4,125        3,663
Provision for losses on accounts
   receivable                             2,507        1,848          351
Write-off of goodwill included in
   charges for restructuring                 --        2,209           --
Write-off of loan costs related
   to early retirement of debt               --          953           --
Changes in operating assets and
   liabilities, net of effects
   from acquistions:
        Accounts receivable                 452          210       (6,060)
        Inventories                        (794)      12,266      (13,430)
        Prepaid expenses and
          deferred income taxes             270         (654)      (1,273)
        Other assets                       (183)          43          (89)
        Accounts payable                  1,950       (4,292)         588
        Other accrued liabilities          (501)         432         (409)
        Deferred income taxes               690         (399)          14
                                        --------     --------     --------
          Total adjustments               8,093       16,741      (16,645)
                                        --------     --------     --------
          Net cash provided by
          (used in) operating
          activities                     16,377       12,697      (10,293)
                                        -------      --------     --------

Cash flows from investing activities:
Capital expenditures, net of
  disposals and reserves                 (1,491)      (2,316)      (4,206)
Payments for acquisitions, including
  acquisition costs, less cash acquired      --       (7,345)      (3,409)
                                        --------     --------     --------
          Net cash provided by
          (used in) investing
          activities                     (1,491)      (9,661)      (7,615)
                                        --------     --------     --------
Cash Flows from financing activities:
Repurchase and cancellation of stock     (3,964)      (3,408)      (2,220)
Repurchase and cancellation of stock
  from affiliated company                (9,335)          --
Payments on long-term debt               (4,238)      (1,861)      (3,038)
Proceeds from issuance of long-term
  debt                                    3,030        1,071           --
Net borrowings under revolving
  credit agreements                         (65)         329       19,330
Proceeds from issuance of common
  stock, net                                187           --           12
Loan costs                                   --       (1,385)          --
Increase in term loan upon refinancing       --        1,560           --
                                        --------     --------     --------
          Net cash provided by
          (used in) financing
          activities                    (14,385)      (3,694)      14,084
                                        --------     --------     --------
          Net increase (decrease) in
          cash and cash equivalents         501         (658)      (3,824)

Cash and cash equivalents at
  beginning of year                         396        1,054        4,878
                                        --------     --------     --------
Cash and cash equivalents at
  end of period                            $897         $396       $1,054
                                        ========     ========     ========
Supplemental disclosures:
     Interest paid                       $3,296       $4,010       $2,514
     Income taxes paid                   $3,937       $1,347       $5,513


Investing activities included the acquisition of Continental Engineering Group, Inc. in 1995, and Texacraft, Inc. in 1994.

Assets acquired, liabilities assumed and consideration paid for these acquisitions were as follows:


     Fair value of assets acquired                    $8,660       $4,047
     Cash acquired                                      (131)         (90)
     Liabilities assumed                              (1,184)        (548)
                                                     --------     --------
                                                      $7,345       $3,409
                                                     ========     ========

                             See accompanying notes.

WinsLoew Furniture, Inc.
Notes to Consolidated Financial Statements
December 31, 1996


1.  Summary of Significant Accounting Policies

Basis of Presentation

In December, 1994, stockholders of Winston Furniture Company, Inc., ("Winston") and Loewenstein Furniture Group, Inc., ("Loewenstein") approved a definitive merger agreement whereby each of Winston and Loewenstein merged with and into WinsLoew Furniture, Inc., ("WinsLoew" or the "Company").

The merger has been accounted for as a pooling of interests and, accordingly, financial statements for all prior periods have been restated to reflect the results of the operations, financial positions and cash flows of both companies from the earliest period presented. There were no material intercompany transactions. In connection with the merger, approximately $917,000 of merger costs were charged to non-recurring expense in the fourth quarter of 1994.

In February 1994, New West Industries ("New West") was merged with and into Loewenstein, and 650,999 shares of common stock were issued in exchange for all of the outstanding common stock of New West. This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial positions and cash flows of New West. In connection with the merger, approximately $545,000 of merger costs were charged to non-recurring expense in 1994.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.


Business

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual furniture, contract seating and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a customer base which includes architectural design firms, and restaurant and lodging chains. WinsLoew's RTA products include ergonomically -designed computer workstations, which the Company denotes as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts, and futons, futon frames and related accessories. Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.


Cash and Cash Equivalents

The Company classifies as cash and cash equivalents all highly liquid investments which have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out ("FIFO") and weighted average methods.


Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: building and improvements, 8 to 40 years; manufacturing equipment, 2 to 10 years; office furniture and equipment, 3 to 7 years; and vehicles, 3 to 5 years.


Goodwill and Other Intangible Assets

Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisition. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If the review, using undiscounted cash flows over the remaining amortization period, indicates that the cost of goodwill will not be recoverable, the Company's carrying value will be reduced.

Other intangible assets, primarily customer lists, are amortized on a straight -line basis over their estimated lives, typically no more than seven years.


Deferred Costs

Loan acquisition costs and related legal fees, included in other assets, are deferred and amortized over the respective terms of the related debt.


Income Taxes

Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the related basis for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.


Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during each of the periods presented.


Revenue Recognition

Sales are recorded at time of shipment from the Company's facilities to customers.
                                       32


Use of Estimates

The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation Plans

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for its stock option plan. Accordingly, no compensation expense is recognized for stock option grants.


Foreign Currency Forward Contracts

The Company has exposure to losses which may result from settlement of certain raw materials purchases denominated in a foreign currency. To reduce this exposure, the Company enters into forward contracts to buy foreign currency. Gains and losses from settlement of the forward contracts are used to offset gains and losses from settlement of the liability for the purchased raw materials. Gains and losses are recognized in the same period in which gains or losses from the raw material purchases are recognized. The volume of such forward contract transactions and gains and losses from them are not significant.


2.  Acquisitions

In March, 1995, the Company purchased all of the stock of Continental Engineering Group, Inc. for $7,345,000. Continental is a manufacturer of ergonomically designed "space-savers" (computer workstations, desks, chairs, modular systems and accessories). The acquisition resulted in goodwill of $4,248,000. Funds for the acquisition were provided under WinsLoew's credit facility. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Continental have been included in the consolidated operating results since the date of acquisition.

The following unaudited pro forma information has been prepared assuming that the acquisition of Continental occurred on January 1, 1994. Permitted pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(In thousands)                      For the Years Ended December 31,
                                    ---------------------------------
                                           1995          1994
                                        ---------      --------
Net sales                               $148,977       $149,613
Net income (loss) before
  extraordinary items                    (3,449)          6,753
Net income (loss)                       ($4,042)         $6,753
Net income (loss) per share               ($.45)           $.70

In September 1994, the Company acquired certain assets and liabilities of a manufacturer of aluminum casual furniture for the contract market ("Texacraft") for a total purchase price of $3,409,000, paid in cash at closing. The acquisition was accounted for as a purchase and, accordingly, the operating results of Texacraft have been included in the consolidated operating results since the date of acquisition. The acquisition resulted in goodwill of $1,880,000, which is being amortized over forty years on a straight-line basis. The operations of Texacraft are not material to the Company and have not been included in the pro forma results above.

3.  Long-Term Debt

Long-term debt consisted of the following at December 31, 1996 and 1995:

(In thousands)                       1996         1995
                                    -------     -------
Revolving line of credit            $21,418     $21,114
Term loan                             5,471       8,333
Acquisition line of credit           12,500      11,214
Other                                 1,344       1,345
                                    -------     -------
                                    $40,733     $42,006
Less: current portion                 1,957       1,815
                                    -------     -------
                                    $38,776     $40,191
                                    =======     =======

Senior Credit Facilities

In February, 1995, the Company refinanced separate senior credit facilities with a new $75 million senior credit facility with a group of lenders and banks. This facility was reduced to $62.5 million in November, 1995. The facility, which matures in February, 2001, and is collateralized by substantially all of the assets of the Company, consists of a working capital revolving line of credit, a term loan and an acquisition line of credit. The working capital revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventory and accounts receivable. The $10,000,000 term loan requires quarterly repayments of $342,000 and a payment equal to 50% of cash flow, as defined, for each year within 90 days of year-end. No cash flow payment is required for 1997. The $12,500,000 acquisition line of credit can be drawn down and repaid during the first three years of the line of credit. At the end of the third year, the outstanding balance of the acquisition line of credit converts to a term loan with principal payments due in annual installments of 15% in 1998, 35% in 1999 and 50% in 2000. In
June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit. The amendment reduced the amount available under its revolving line of credit to $20 million effective June 30, 1996. The Company may, at its option, elect to increase the revolving line of credit at December 31, 1996, to a maximum of $40 million. Thereafter, on each June 30, the amount available will automatically decrease to $20 million and on each December 31, the Company may elect to increase the revolving line of credit to a maximum of $40 million. As December of 31, 1996, WinsLoew has elected to increase the revolving line of credit to $39 million.

In July 1996, the Company amended its senior credit facility to allow the Company to borrow up to $6.6 million under its acquisition line of credit to purchase shares of the Company's common stock (see Note 4 below).

The interest rates on the components of the senior credit facility are either the base rate plus a spread, or the LIBOR rate plus a spread as elected by the Company. The spread is determined by the leverage ratio, as defined, for the twelve month period ending each quarter. At December 31, 1996, the loans are priced at the base rate plus .25% (8.5% at December 31, 1996) and the LIBOR rate plus 1.25% (7.0% at December 31, 1996). In addition, WinsLoew pays an unused facility fee of .375% per annum on a quarterly basis in arrears.

The agreement requires the Company to meet certain financial ratios for leverage, interest coverage, tangible net worth and includes other provisions generally common in such agreements including restrictions on dividends, additional indebtedness and capital expenditures. At December 31, 1996, the Company was in compliance with its debt covenants. The carrying value of the revolving line of credit, term loan and acquisition loan approximates their fair value at December 31, 1996.

The Company incurred an extraordinary charge

of $593,000 (net of an income tax benefit of $360,000) related to prepayment penalties and the write-off of unamortized deferred loan costs associated with the retirement of the separate credit facilities in 1995. In connection with the new senior credit facility, the Company incurred loan costs and related fees of $1,385,000.

Other long-term debt consists of miscellaneous notes payable. The interest rates range from 9% to 15.5%. Principal payments are amortized through the life of the loans and obligations with final maturities from 1997 to 2008. Total scheduled maturities of other long-term debt for each of the next five years ending December 31 range from $137,000 in 1997 to $46,000 in 2001. The carrying value of these loans approximates their fair value at December 31, 1996.


4.  Capital Stock

In 1995 and 1996, the Company's Board of Directors approved repurchase programs to acquire up to 2,000,000 shares of the Company's stock in the open market at times and prices deemed advantageous. In 1996, WinsLoew retired 576,925 of common stock purchased for $3,964,000. In 1995, the Company retired 574,023 shares of common stock purchased for $3,408,000. In 1996 in a transaction separate from the above repurchase program, the Company retired 933,504 shares of its common stock purchased from an affiliated company at $10 per share. In 1994 prior to the merger, Winston retired 131,250 shares of common stock purchased on the open market for $902,000. As part of an earlier resignation agreement, on January 3, 1994, Winston repurchased a former president's 110,000 shares of common stock at $12.25 per share, the market price at the date of the resignation.


5.  Charges for Restructuring

During 1995, management reviewed the products, markets and strategy of the combined operations of the Company. The review culminated in the third quarter with decisions to exit certain product lines and markets and to focus the Company's operations on those product lines and markets which would fit into the overall corporate strategy. In September, 1995, management finalized plans to discontinue or dispose of certain product lines. The Company provided a charge totaling $7,136,000 for exiting these product lines, which has been shown as a separate line in the Consolidated Statements of Income.

In connection with the restructuring charge, the Company recorded other adjustments in 1995, primarily to increase inventory reserves and allowances for uncollectable accounts receivable. These adjustments resulted in charges of $1.7 million to cost of sales and $650,000 to selling, general and administrative expenses.


6.  Income Taxes

The provision (benefit) for income taxes consisted of the following:

                     For the Years Ended December 31,
                     --------------------------------
(In thousands)           1996      1995     1994
                       -------   -------   --------
Federal:
  Current              $4,478    $1,145    $4,183
  Deferred               (251)     (945)     (119)
State:
  Current                 542       425       495
  Deferred                (61)     (340)      (16)
                       -------    ------   -------
                       $4,708     $ 285    $4,543
                       =======    ======   =======

At December 31, 1996 and 1995, deferred tax assets and liabilities consisted of the following:

(In thousands)
                                               1996       1995
                                             -------    -------
Deferred tax assets:
  Capitalized inventory costs                $  461     $  282
  Reserves and accruals                       1,842      1,544
  State net operating loss carryforwards        301        395
                                             -------     ------
                                              2,604      2,221
  Less:  valuation reserve                      (80)       (80)
                                             -------     ------
Deferred tax assets                           2,524      2,141
                                             -------     ------

Deferred tax liabilities:
  Intangible asset basis difference            (247)      (248)
  Excess of tax over book depreciation       (1,283)      (906)
  Prepaid expenses                             (135)      (157)
  Other                                         (20)      (210)
                                             -------     ------
Deferred tax liabilities                     (1,685)    (1,521)
                                             -------    -------
Deferred income taxes, net                   $  839     $  620
                                             =======    =======
Included in:
  Other current assets                       $2,516     $1,607
  Deferred income taxes                      (1,677)      (987)
                                             -------    -------
                                             $  839     $  620
                                             =======    =======

The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:

                                   For the Years Ended December 31,
                               --------------------------------------
                                1996          1995           1994
                               ------        -------        ------
Federal income tax rate         34.0%        (34.0%)         34.0%
State income taxes               2.2%          3.5%           3.7%
Goodwill amortization            2.0%         35.4%           2.2%
Merger costs                      --            --            0.8%
Other                           (2.0%)         4.1%           1.0%
                               ------        -------        ------
Effective tax rate              36.2%          9.0%          41.7%
                               ======        =======        ======

7.  Related Party Transactions

In October 1994, WinsLoew entered into a ten-year agreement (the "Investment Services Agreement") with Trivest, Inc. ("Trivest"). Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation is $500,000, subject to cost of living increases and increases for additional businesses acquired. For 1996 and 1995, the amount expensed was $604,000 and $564,000, respectively. Included in loan acquisition costs is $375,000 paid to Trivest in 1995 for negotiations on the Company's behalf for the senior credit facility. In 1996, the Company retired 933,504 shares of its common stock purchased from an affiliated company at $10 per share (see Note 4 above).

During 1994, WinsLoew's predecessor companies paid to Trivest or one of its affiliates aggregate management fees of $1,274,000 (including fees of $250,000 relating to the acquisition of New West, $100,000 relating to the acquisition of Texacraft and $150,000 relating to the merger of Winston and Loewenstein).


8.  Commitments and Contingencies

Leases

The Company leases certain office space, manufacturing facilities and various items of machinery and equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on various measures of inflation. Rental expense amounted to approximately $1,555,000, $1,470,000, and $1,237,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Operating lease agreements in effect at December 31, 1996, have the following remaining minimum payment obligations:

(In thousands)
1997                    $1,460
1998                     1,028
1999                       764
2000                       623
2001                       614
2002 - 2005              1,895


Employment Agreements

The Company has five-year employment agreements with certain employees. The agreements provide for minimum salary levels and bonuses based on a percentage of pre-tax operating income, as defined in the agreements.


Employee Benefit Plans

The Company has employee benefit plans established under the provisions of
Section 401(k) of the Internal Revenue Code. Full-time employees who meet various eligibility requirements may voluntarily participate in their division's Plan. The Plans provide for voluntary employee contributions through salary reduction, as well as discretionary employer contributions. No significant Company contributions were made in the years 1996, 1995 and 1994.


Stock Option Plan

In 1994, the Company established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plan and is authorized to grant options to all eligible employees of the Company and non-employee directors who are affiliated with Trivest (See Note 7). The Plan provides for both incentive stock options and non-qualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Company's common stock on the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance upon exercise of stock options. All options which have been granted have a term of ten years and vest ratably over five years.

Pro forma net income and earnings per share have been determined as if the Company had accounted for its employee stock options as compensation expense based on their fair value. Fair value was estimated at the date of grant using a Black-Scholes option pricing model for 1996 and 1995 assuming a risk-free interest rate of 7.0% for 1995 and 6.2% for 1996, a volatility factor for the Company's common stock of .513 in 1995 and .532 in 1996, and a weighted-average expected life of the options of six years. The pro forma information is not likely to be representative of the effects of options on pro forma net income in future years because the Company is required to include only options granted since 1994 in the pro forma information.

                                          For the Years Ended December 31,
                                          --------------------------------
                                                1996            1995
(In thousands)                               -------          --------

Pro forma net income (loss)                   $8,198          ($4,127)
                                             =======          ========
Pro forma income (loss) per share:
Income (loss) before extraordinary item        $0.94           ($0.39)
Extraordinary item                                --            (0.07)
                                              ------          --------
Net income (loss) per share                    $0.94           ($0.46)
                                              ======          ========

Information with respect to WinsLoew's Plan is as follows:

                               1996
                       --------------------
                                   Weighted
                                   Average
                                   Exercise
                         Options   Price          1995         1994
                       ---------   --------      -------      -------
Options outstanding
 at January 1            738,450     $8.26       525,575      338,125
Granted                   25,000     $6.13       305,250      217,900
Exercised                (25,100)    $6.62            --           --
Canceled                 (66,800)    $6.25       (92,375)     (30,450)
                       ---------                 -------      -------
Options outstanding
 at December 31         671,550      $8.34       738,450      525,575
                       =========                 =======      =======
Excercise prices
 per share           $5.88-$11.63             $5.88-$11.63   $6.67-$11.63

Options exercisable
 at December 31         480,400      $7.00       488,450      525,575
                       =========                 =======      =======

Options available
 for grant at
 December 31            803,350                  761,550      974,425
                       =========                 =======      =======

The estimated weighted average fair value of options granted in 1996 is $3.22 per option. The weighted average remaining contractual life for options granted in 1996 is 9.2 years.


Litigation and Liability Claims

The Company is, from time to time, involved in routine litigation including general liability and worker's compensation claims. It is the opinion of management that sufficient insurance has been purchased to cover current and potential general liability and worker's compensation claims. None of such litigation in which the Company is presently involved is believed to be material to its liquidity, financial position or results of operations.

9.  Supplemental Information

The following balance sheet captions are comprised of the items specified below :

                                          December 31,
                                   ------------------------
                                      1996            1995
(In thousands)                     -------         --------

Inventories:

Raw materials                       $9,639          $11,683
Work in process                      3,685            1,864
Finished goods                       7,390            6,373
                                   -------          -------
                                   $20,714          $19,920
                                   =======          =======

Property, Plant and Equipment:

Land                                $2,225           $2,270
Building and improvements           10,202            9,550
Manufacturing equipment             10,112            9,933
Office equipment                     5,164            4,785
Construction in progress		69		243
Vehicles                               126              127
                                   -------          -------
                                    27,898           26,908
Accumulated depreciation           (10,173)          (8,615)
                                   --------         --------
                                   $17,725          $18,293
                                   =======          =======

Other accrued liabilities:

Income taxes                        $1,031          $    55
Compensation, commissions
   and employee benefits             2,715            2,328
Interest                               110              153
Customer deposits                      882              583
Other                                1,220            3,340
                                   -------         --------
                                    $5,958           $6,459
                                   =======         ========

Depreciation expense was $2,059,000, $1,901,000, and $1,533,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Accumulated amortization at December 31, 1996 and 1995 related to goodwill was $5,379,000 and $4,486,000, respectively. Accumulated amortization at December 31, 1996 and 1995 related to other intangible assets was $7,536,000 and $7,089,000, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events nor occurrences required to be disclosed in this Item 9 have occurred.



                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required in this Item 10 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.  Executive Compensation

The information required in this Item 11 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required in this Item 11 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.  Certain Relationships and Related Transactions

The information required in this Item 11 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements:

        Reference is made to the index set forth on page 25 of this Annual Report on Form 10-K

(2)	Financial Statements Schedules:

        The following consolidated financial statement schedule is filed herewith:

                                                               Sequential
                                                               Page Number

Schedule II -- Valuation and Qualifying Accounts                   46


Any required information not included in the above-described schedule is included in the consolidated financial statements and notes thereto contained herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are otherwise not applicable and therefore have been omitted.

(3) Exhibits: (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K)

 Exhibit     Description

   2.1 Agreement and Plan of Merger, dated as of September 30, 1994, by and among Registrant, Old Winston and Old Loewenstein (1)

   3.1       Registrant's Articles of Incorporation (1)

   3.2       Registrant's Bylaws (1)

 *10.1 Registrant's 1994 Stock Option Plan, As amended and restated effective January 23, 1997 (6)

  10.2 Form of Indemnification agreement between the Registrant and certain of its directors and executive officers, and schedule of parties thereto (10.2) (2)

 *10.3 Employment Agreements between the Registrant and each of Bobby Tesney, R. Craig Watts, Stephen C. Hess, and Vincent A. Tortorici, Jr. (10.3) (2)

 *10.4 Investment Services Agreement, dated December 16, 1994, between the Registrant and Trivest, Inc. (10.6) (2)

  10.5 Agreement, dated August 1, 1996, between Winston and the Retail, Wholesale, and Department Store Union, AFL-CIO (10.8) (1)

  10.6 Lease, dated October 15, 1969, between 601 Industrial Development Corporation and Winston, as amended (10.15) (1)

  10.7       Lease, dated May 24, 1996, between LaSalle National Bank and
             Winston, (6)

  10.8 Business Lease, dated November 18, 1993, between Loewenstein and Emanuel Vanzo (10.21) (2)


  10.09 Lease Agreement by and between Teacher Insurance and Annuity Association and Winston Furniture Company of Alabama, Inc., commencing December 15, 1995 (10.23) (4)

  10.10 Lease Agreement, dated as of January 11, 1989, between W. Leslie Pelio and Michael Haworth d/b/a Simworth, as amended (10.29) (2)

  10.11      Multi-Tenant Triple Net Industrial Lease, dated as of
             December 12, 1991, between Birtcher Campbell Reliance - MIP Ltd., and Continental Engineering Group, Inc., d/b/a Microcenter, as amended (10.30) (2)

  10.12 Stock Purchase Agreement among WinsLoew Furniture, Inc., Continental Engineering Group, Inc., and certain Shareholders, dated February 15, 1995 (10.31) (3)

  10.13 Credit Agreement, dated February 2, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.32) (3)

  10.14 First Amendment to Credit Agreement, dated February 22, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

  10.15 Second Amendment to Credit Agreement, dated May 8, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

  10.16 Third Amendment to Credit Agreement, dated November 15, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

  10.17 Fourth Amendment to Credit Agreement, dated November 20, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (4)

  10.18 Fifth Amendment to Credit Agreement, dated June 30, 1996 among the registrants, its subsidiaries, and Heller Financial, Inc. (5)

  10.19 Sixth Amendment to Credit Agreement, dated July 1, 1996, among the registrants, its subsidiaries, and Heller Financial, Inc. (5)

  10.20 Seventh Amendment to Credit Agreement, dated January 27, 1997, among the registrants, its subsidiaries, and Heller Financial, Inc. (6)

  10.21 Commercial Lease by and between Triangle Investments and Winston Furniture Company of Alabama, Inc., dated November 6, 1995 (10.21)
            (4)

  10.22 Registrant's Non-qualified Supplemental Retirement Plan for Key Employees (6)

  11        Computation of Earnings per Share (6)

  21.1      Registrant's Subsidiaries (6)

  23.1      Consent of Ernst & Young LLP, Independent Auditors (6)

__________________________

  (1) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Registration Statement on Form S-4
            (No. 33-85476).

  (2) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

  (3) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 8-K filed April 7, 1995.

  (4) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

  (5) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 10-Q for the quarter ended June 30,1996.

  (6)       Filed herewith.

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

           (c)    Exhibits required by Item 601 of Regulation S-K

                  The index to exhibits that are listed in Item 14 (a) (3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

           (d)    Financial Statements Schedules required by Regulation S-X

                  The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, by Rule 14a-3 (b)(1) are included above. See Item 14(a)2 for index.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WINSLOEW FURNITURE, INC.



Date: March 27, 1997                       By: /s/ Bobby Tesney
                                           ----------------------------
                                           Bobby Tesney
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.


Signature                         Title                               Date
                                President,
                                Chief Executive Officer and
                                Director
/s/ Bobby Tesney                (Principal Executive Officer)    March 27, 1997
-----------------------------
    Bobby Tesney


                                Vice President and
                                Chief Financial Officer
                                (Principal Financial and
/s/ Vincent A. Tortorici, Jr.    Accounting Officer)
-----------------------------                                    March 27, 1997
    Vincent A. Tortorici, Jr.


/s/ Earl W. Powell              Chairman of the Board            March 27, 1997
-----------------------------
    Earl W. Powell


/s/ Philip T. George, M.D.      Director                         March 27, 1997
-----------------------------
    Phillip T. George, M.D.



/s/ Peter C. Brockway           Director                         March 27, 1997
-----------------------------
    Peter C. Brockway



/s/ Peter W. Klein              Director                         March 27, 1997
----------------------------
    Peter W. Klein



/s/ M. Miller Gorrie            Director                         March 27, 1997
-----------------------------
    M. Miller Gorrie




/s/ James S. Smith              Director                         March 27, 1997
-----------------------------
    James S. Smith



/s/ Henry C. Cheek              Director                         March 27, 1997
-----------------------------
    Henry C. Cheek

/s/ William H. Allen, Jr.       Director                         March 27, 1997
-----------------------------
    William H. Allen, Jr.




/s/ Sherwood M. Weiser          Director                         March 27, 1997
-----------------------------
    Sherwood M. Weiser


              SCHEDULE II - Valuation and Qualifying Accounts
                          WinsLoew Furniture, Inc.
                             December 31, 1996

--------------------------------------------------------------------------------------------
COL. A             |   COL. B        COL. C       COL. D          COL. E         COL. F    |
--------------------------------------------------------------------------------------------
                   |             |         Additions         |                |            |
                   |             |---------------------------|                |            |
                   | Balance at  |  Charged to |  Charged to |                |  Balance   |
                   | Beginning   |  Costs and  |  Other      |                |  at End of |
Description        | of Period   |  Expenses   |  Accounts   |  Deductions    |  Period    |
--------------------------------------------------------------------------------------------
Year Ended
 December 31, 1994
 Allowance for
 doubtful accounts    $  703,000      $  351,000   $     0      ($ 420,000)(2)   $  634,000
                      ==========      ==========   =======      ===========      ==========
Year Ended
 December 31, 1995
 Allowance for
 doubtful accounts    $  634,000      $1,848,000   $39,000 (1)  ($ 990,000)(2)   $1,531,000
                      ==========      ==========   =======      ===========      ==========

Year Ended
 December 31, 1996
 Allowance for
 doubtful accounts    $1,531,000      $2,507,000   $     0      ($1,336,000)     $2,702,000
                      ==========      ==========   =======      ============     ==========



Year Ended
 December 31, 1995
Allowance for excess
 and obsolete
 inventory            $  302,000      $6,015,000   $30,000 (3)  ($4,101,000)(4)  $2,246,000
                      ==========      ==========   =======      ===========      ==========

Year Ended
 December 31, 1996
 Allowance for
 excess and obsolete
 inventory            $2,246,000      $1,666,000   $     0      ($1,702,000)(4)  $2,210,000
                      ==========      ==========   =======      ============     ==========

(1) Allowance for uncollectable accounts receivable associated with the Continental acquisition.
(2)  Uncollectable accounts receivable written off.
(3) Allowance for excess and obsolete inventory associated with the Continental acquisition.
(4)  Excess and obsolete inventory written off.


                                 E X H I B I T

                                     10.1


WINSLOEW FURNITURE, INC.
1994 STOCK OPTION PLAN
(As Amended and Restated Effective January 23, 1997)

        1. Purpose. The purpose of this Plan is to advance the interests of WinsLoew Furniture, Inc., a Florida corporation (the "Company"), and its Subsidiaries by providing an additional incentive to attract and retain qualified and competent persons who provide services to the Company and its Subsidiaries, and upon whose efforts and judgment the success of the Company and its Subsidiaries is largely dependent, through the encouragement of stock ownership in the Company by such persons.
        2. Definitions. As used herein, the following terms shall have the mean ing indicated:
                (a)    "Board" shall mean the Board of Directors the Company.
                (b) "Committee" shall mean the committee appointed by the Board pursuant to Section 13(a) hereof.
                (c) "Common Stock" shall mean the Company's Common Stock, par value $.01 per share.
                (d)    "Director" shall mean a member of the Board.
                (e) "Fair Market Value" of a Share on any date of reference shall mean the "Closing Price" (as defined below) of the Common Stock on the business day immediately preceding such date, unless the Committee in its sole discretion shall determine otherwise in a fair and uniform manner. For the purpose of determining Fair Market Value, the "Closing Price" of the Common Stock on any business day shall be (i) if the Common Stock is listed or admitted for trading on any United States national securities exchange, or if actual transactions are otherwise reported on a consolidated transaction reporting system, the last reported sale price of Common Stock on such exchange or reporting system, as reported in any newspaper of general circulation, (ii) if the Common Stock is quoted on the National Association of Securities Dealers Automated Quotations System ("NASDAQ"), or any similar system of automated dissemination of quotations of securities prices in common use, the last reported sale price of Common Stock on such system or, if sales prices are not reported, the mean between the closing high bid and low asked quotations for such day of Common Stock on such system, as reported in any newspaper of general circulation or (iii) if neither clause (i) or (ii) is applicable, the mean between the high bid and low asked quotations for the Common Stock as reported by the National Quotation Bureau, Incorporated if at least two securities dealers have inserted both bid and asked quotations for Common Stock on at least five of the ten preceding days. If neither (i), (ii), or (iii) above is applicable, then Fair Market Value shall be determined in good faith by the Committee or the Board in a fair and uniform manner.
                (f) "Incentive Stock Option" shall mean an incentive stock option as defined in Section 422 of the Internal
                       Revenue Code.
                (g) "Internal Revenue Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.
                (h) "Non-Qualified Stock Option" shall mean an Option which is not an Incentive Stock Option.
                (i) "Officer" shall mean the Company's Chairman of the Board, President, Chief Executive Officer, principal financial officer, principal accounting officer, any vice-president of the Company in charge of a principal business unit, division or function (such as sales, administration or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for the Company. Officers of Subsidiaries shall be deemed Officers of the Company if they perform such policy -making functions for the Company. As used in this paragraph, the phrase "policy-making function" does not include policy-making functions that are not significant. If pursuant to Item 401(b) of Regulation S-K (17 C.F.R.
                        229.401(b)) the Company identifies a person as an
                       "executive officer," the person so identified shall be deemed an "Officer" even though such person may not otherwise be an "Officer" pursuant to the foregoing provisions of this paragraph.
                (j) "Option" (when capitalized) shall mean any option granted under this Plan.
                (k) "Optionee" shall mean a person to whom a stock option is granted under this Plan or any person who succeeds to the rights of such person under this Plan by reason of the death of such person.
                (l) "Outside Director" shall mean a member of the Board who qualifies as an "outside director" under Section 162(m) of the Internal Revenue Code and the regulations thereunder and as a "Non-Employee Director" under Rule 16b-3 promulgated under the Securities Exchange Act.
                (m)    "Plan" shall mean this 1994 Stock Option Plan for the
                       Company.
                (n) "Securities Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.
                (o)    "Share" shall mean a share of Common Stock.
                (p) "Subsidiary" shall mean any corporation (other than the Company) in any unbroken chain of corporations beginning with the Company if, at the time of the granting of the Option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50 percent or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.
        3. Shares Available for Option Grants. The Committee or the Board may grant to Optionees from time to time Options to purchase an aggregate of up to One Million Five Hundred Thousand (1,500,000) Shares from the Company's authorized and unissued Shares. If any Option granted under the Plan shall terminate, expire, or be cancelled or surrendered as to any Shares, new Options may thereafter be granted covering such Shares.
        4. Incentive and Non-Qualified Options.
                (a) An Option granted hereunder shall be either an Incentive Stock Option or a Non-Qualified Stock Option as determined by the Committee or the Board at the time of grant of such Option and shall clearly state whether it is an Incentive Stock Option or a Non-Qualified Stock Option. All Incentive Stock Options shall be granted within 10 years from the effective date of this Plan. Incentive Stock Options may not be granted to any person who is not an employee of the Company or any Subsidiary.
                (b) Options otherwise qualifying as Incentive Stock Options hereunder will not be treated as Incentive Stock Options to the extent that the aggregate fair market value (determined at the time the Option is granted) of the Shares, with respect to which Options meeting the requirements of Section 422(b) of the Internal Revenue Code are exercisable for the first time by any individual during any calendar year (under all plans of the Company and its parent and subsidiary corporations as defined in
                       Section 424 of the Internal Revenue Code), exceeds $100,000.
        5. Conditions for Grant of Options.
                (a) Each Option shall be evidenced by an option agreement that may contain any term deemed necessary or desirable by the Committee or the Board, provided such terms are not inconsistent with this Plan or any applicable law. Optionees shall be (i) those persons selected by the Committee or the Board from the class of all regular employees of , or persons who provide consulting or other services as independent contractors to, the Company or its Subsidiaries, including Directors and Officers who are regular employees, and (ii) Directors or Officers who are not employees of the Company or of any Subsidiaries. Any person who files with the Committee or the Board, in a form satisfactory to the Committee or the Board, a written waiver of eligibility to receive any Option under this Plan shall not be eligible to receive any Option under this Plan for the duration of such waiver.
                (b) In granting Options, the Committee or the Board shall take into consideration the contribution the person has made to the success of the Company or its Subsidiaries and such other factors as the Committee or the Board shall determine. The Committee or the Board shall also have the authority to consult with and receive recommendations from officers and other personnel of the Company and its Subsidiaries with regard to these matters. The Committee or the Board may from time to time in granting Options under the Plan prescribe such other terms and conditions concerning such Options as it deems appropriate, including, without limitation, (i) prescribing the date or dates on which the Option becomes exercisable, (ii) providing that the Option rights accrue or become exercisable in installments over a period of years, or upon the attainment of stated goals or both, or (iii) relating an Option to the continued employment of the Optionee for a specified period of time, provided that such terms and conditions are not more favorable to an Optionee than those expressly permitted herein.
                (c) The Options granted to employees under this Plan shall be in addition to regular salaries, pension, life insurance or other benefits related to their employment with the Company or its Subsidiaries. Neither the Plan nor any Option granted under the Plan shall confer upon any person any right to employment or continuance of employment by the Company or its Subsidiaries.
                (d) Notwithstanding any other provision of this Plan, an Incentive Stock Option shall not be granted to any person owning directly or indirectly (through attribution under Section 424(d) of the Internal
                       Revenue Code) at the date of grant, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (or of its parent or subsidiary corporation [as defined in Section 424 of the Internal Revenue Code] at the date of grant) unless the option price of such Option is at least 110% of the Fair Market Value of the Shares subject to such Option on the date the Option is granted, and such Option by its terms is not exercisable after the expiration of five years from the date such Option is granted.
                (e) Notwithstanding any other provision of this Plan, and in addition to any other requirements of this Plan, the aggregate number of Options granted to any one Optionee may not exceed 450,000, subject to adjustment as provided in Section 10 hereof.
        6. Option Price. The option price per Share of any Option shall be any price determined by the Committee or the Board but shall not be less than the par value per Share; provided, however, that in no event shall the option price per Share of any Incentive Stock Option be less than the Fair Market Value of the Shares underlying such Option on the date such Option is granted.
        7. Exercise of Options. An Option shall be deemed exercised when (i) the Company has received written notice of such exercise in accordance with the terms of the Option, (ii) full payment of the aggregate option price of the Shares as to which the Option is exercised has been made, and (iii) arrangements that are satisfactory to the Committee or the Board in its sole discretion have been made for the Optionee's payment to the Company of the amount that is necessary for the Company or Subsidiary employing the Optionee to withhold in accordance with applicable Federal or state tax withholding requirements. Unless further limited by the Committee or the Board in any Option, and subject to such guidelines as the Committee or the Board may establish, the option price of any Shares purchased shall be paid (1) in cash, (2) by certified or official bank check, (3) by money order, (4) with Shares, (5) by the withholding of Shares issuable upon exercise of the Option or by any other form of cashless exercise procedure approved by the Committee or the Board , or (6) in such other consideration as the Committee or the Board deems appropriate, or by a combination of the above. The Committee or the Board in its sole discretion may accept a personal check in full or partial payment of any Shares.
           If the exercise price is paid in whole or in part with Shares, or through the withholding of Shares issuable upon exercise of the Option, the value of the Shares surrendered or withheld shall be their Fair Market Value on the date the Option is exercised. The Company in its sole discretion may, on an individual basis or pursuant to a general program established in connection with this Plan, lend money to an Optionee, guarantee a loan to an Optionee, or otherwise assist an Optionee to obtain the cash necessary to exercise all or a portion of an Option granted hereunder or to pay any tax liability of the Optionee attributable to such exercise.
           If the exercise price is paid in whole or part with Optionee's promissory note, such note shall (i) provide for full recourse to the maker, (ii) be collateralized by the pledge of the Shares that the Optionee purchases upon exercise of such Option, (iii) bear interest at the prime rate of the Company's principal lender, and
           (iv) contain such other terms as the Board in its sole discretion shall reasonably require. No Optionee shall be deemed to be a holder of any Shares subject to an Option unless and until a stock certificate or certificates for such Shares are issued to such person(s) under the terms of this Plan. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such stock certificate is issued, except as expressly provided in Section 10 hereof.
        8. Exercisability of Options. Any Option shall become exercisable in such amounts, at such intervals and upon such terms as the Committee or the Board shall provide in such Option, except as otherwise provided in this Section 8.
                (a) The expiration date of an Option shall be determined by the Committee at the time of grant, but in no event shall an Option be exercisable after the expiration of 10 years from the date on which the Option is granted.
                (b) The Committee or the Board may in its sole discretion accelerate the date on which any Option may be exercised and may accelerate the vesting of any Shares subject to any Option or previously acquired by the exercise of any Option.

        9. Termination of Option Period. The unexercised portion of any Option shall automatically and without notice terminate and become null and void at those times determined by the Committee or the Board and set forth in the option agreement that evidences the Option.
       10. Adjustment of Shares.
                If at any time while the Plan is in effect or unexercised Options are outstanding, there shall be any increase or decrease in the number of issued and outstanding Shares through the declaration of a stock dividend or through any recapitalization resulting in a stock split-up, combination or exchange of Shares, then and in such event:
                        (i) appropriate adjustment shall be made in the maximum number of Shares available for grant under the Plan, or available for grant to any person under the Plan, so that the same percentage of the Company's issued and outstanding Shares shall continue to be subject to being so optioned; and
                       (ii) appropriate adjustment shall be made in the number of Shares and the exercise price per Share thereof then subject to any outstanding Option, so that the same percentage of the Company's issued and outstanding Shares shall remain subject to purchase at the same aggregate exercise price.
                (b) Unless otherwise provided in any Option, the Committee or the Board may change the terms of Options outstanding under this Plan, with respect to the option price or the number of Shares subject to the Options, or both, when, in the Committee's or Board's sole discretion, such adjustments become appropriate so as to preserve but not increase benefits under the Plan.
                (c) Except as otherwise expressly provided herein, the issuance by the Company of shares of its capital stock of any class, or securities convertible into shares of capital stock of any class, either in connection with a direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made to, the number of or exercise price for Shares then subject to outstanding Options granted under the Plan.
                (d) Without limiting the generality of the foregoing, the existence of outstanding Options granted under the Plan shall not affect in any manner the right or power of the Company to make, authorize or consummate (i) any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business; (ii) any merger or consolidation of the Company; (iii) any issue by the Company of debt securities, or preferred or preference stock that would rank above the Shares subject to outstanding Options;
                      (iv) the dissolution or liquidation of the Company;
                      (v) any sale, transfer or assignment of all or any part of the assets or business of the Company; or (vi) any other corporate act or proceeding, whether of a similar character or otherwise.
        11. Transferability of Options and Shares.
                (a) No Incentive Stock Option, and unless the prior written consent of the Committee or the Board is obtained and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Securities Exchange
                      Act no Non-Qualified Stock Option, shall be subject to alienation, assignment, pledge, charge or other transfer other than by the Optionee by will or the laws of descent and distribution, and any attempt to make any such prohibited transfer shall be void. Each Option shall be exercisable during the Optionee's lifetime only by the Optionee, or in the case of a Non-Qualified Stock Option that has been assigned or transferred with the prior written consent of the Committee or the Board, only by the permitted assignee.
                (b) Unless the prior written consent of the Committee or the Board is obtained and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Securities Exchange Act, no Shares acquired by an Officer or Director pursuant to the exercise of an Option may be sold, assigned, pledged or otherwise transferred prior to the expiration of the six-month period following the date on which the Option was granted.
        12. Issuance of Shares.
                (a) Notwithstanding any other provision of this Plan, the Company shall not be obligated to issue any Shares unless it is advised by counsel of its selection that it may do so without violation of the applicable Federal and State laws pertaining to the issuance of securities, and may require any stock so issued to bear a legend, may give its transfer agent instructions, and may take such other steps, as in its judgment are reasonably required to prevent any such violation.
                (b) As a condition to any sale or issuance of Shares upon exercise of any Option, the Committee or the Board may require such agreements or undertakings as the Committee or the Board may deem necessary or advisable to facilitate compliance with any applicable law or regulation including, but not limited to, the following:
                         (i) a representation and warranty by the Optionee to the Company, at the time any Option is exercised, that he is acquiring the Shares to be issued to him for investment and not with a view to, or for sale in connection with, the distribution of any such Shares; and
                        (ii) a representation, warranty and/or agreement to be bound by any legends endorsed upon the certificate(s) for such Shares that are, in the opinion of the Committee or the Board, necessary or appropriate to facilitate compliance with the provisions of any securities laws deemed by the Committee or the Board to be applicable to the issuance and transfer of such Shares.
        13. Administration of the Plan.
                (a) The Plan shall be administered by a committee appointed by the Board (the "Committee") which shall be composed of two or more Directors all of whom shall be Outside Directors. The membership of the Committee shall be constituted so as to comply at all times with the applicable requirements of Rule 16b-3 promulgated under the Securities Exchange Act and Section 162(m) of the Internal Revenue Code. The Committee shall serve at the pleasure of the Board and shall have the powers designated herein and such other powers as the Board may from time to time confer upon it.
                (b) The Board may grant Options pursuant to this Plan to Directors who are not employees of the Company or any Subsidiary and/or other persons to whom Options may be granted under Section 5(a) hereof.
                (c) The Committee or the Board, from time to time, may adopt rules and regulations for carrying out the purposes of the Plan. The determinations by the Committee or the Board, and the interpretation and construction of any provision of the Plan or any Option by the Committee or the Board, shall be final and conclusive.
                (d) Any and all decisions or determinations of the Committee shall be made either (i) by a majority vote of the members of the Committee at a meeting or (ii) without a meeting by the unanimous written approval of the members of the Committee.
        14. Withholding or Deduction for Taxes. If at any time specified herein for the making of any issuance or delivery of any Option or Common Stock to any Optionee or beneficiary, any law or regulation of any governmental authority having jurisdiction in the premises shall require the Company to withhold, or to make any deduction for, any taxes or take any other action in connection with the issuance or delivery then to be made, such issuance or delivery shall be deferred until such withholding or deduction shall have been provided for by the Optionee or beneficiary, or other appropriate action shall have been taken.
        15.  Interpretation.
                (a) As it is the intent of the Company that the Plan comply in all respects with Rule 16b-3 promulgated under the Securities Exchange Act ("Rule 16b-3"), any ambiguities or inconsistencies in construction of the Plan shall be interpreted to give effect to such intention, and if any provision of the Plan is found not to be in compliance with Rule 16b-3, such provision shall be deemed null and void to the extent required to permit the Plan to comply with Rule 16b-3. The Committee or the Board may from time to time adopt rules and regulations under, and amend, the Plan in furtherance of the intent of the foregoing.
                (b) The Plan shall be administered and interpreted so that all Incentive Stock Options granted under the Plan will qualify as Incentive Stock Options under section 422 of the Internal Revenue Code. If any provision of the Plan should be held invalid for the granting of Incentive
                      Stock Options or illegal for any reason, such determination shall not affect the remaining provisions hereof, but instead the Plan shall be construed and enforced as if such provision had never been included in the Plan.
                (c) This Plan shall be governed by the laws of the State of Florida.
                (d) Headings contained in this Plan are for convenience only and shall in no manner be construed as part of this Plan. Any reference to the masculine, feminine, or neuter gender shall be a reference to such other gender as is appropriate.
        16. Amendment and Discontinuation of the Plan. The Committee or the Board may from time to time amend, suspend or terminate the Plan or any Option; provided, however, that, any amendment to the Plan shall be subject to the approval of the Company's shareholders if such shareholder approval is required by any federal or state law or regulation (including, without limitation, Rule 16b-3 or to comply with Section 162(m) of the Internal Revenue Code) or the rules of any Stock exchange or automated quotation system on which the Common Stock may then be listed or granted. Except to the extent provided in Sections 9 and 10 hereof, no amendment, suspension or termination of the Plan or any Option issued hereunder shall substantially impair the rights or benefits of any Optionee pursuant to any Option previously granted without the consent of the Optionee.
        17. Effective Date and Termination Date.  The effective date of the
            Plan is October 19, 1994, the date on which the Board adopted this Plan, and the Plan shall terminate on October 19, 2004.




                                 E X H I B I T
                                     10.22


WINSLOEW FURNITURE, INC.

NON-QUALIFIED SUPPLEMENTAL RETIREMENT PLAN FOR KEY EMPLOYEES


	WHEREAS, the Company desires to establish the foregoing WinsLoew Furniture, Inc. Non-Qualified Supplemental Retirement Plan for Key Employees (the "Plan"); and

	WHEREAS, the Plan is being established to attract and retain the services of a select group of management and executive personnel and to provide benefits to such employees upon their retirement, death or disability;

	NOW, THEREFORE, effective as one the 1st day of October, 1996 (the "Effective Date"), the following Plan is hereby established:

ARTICLE I

DEFINITIONS

The following definitions shall apply under this Agreement;

1. BENEFICIARY means the person designed in writing to receive any amounts which are unpaid upon the death of the Employee. If no such designation is made or if the designated person is not living at the death of the Employee, the Beneficiary shall be the deceased Employee's spouse, if living, otherwise the Employee's personal representative, executors, or administrators.

2.  BOARD means the Board of Directors of the Company.

3. COMPENSATION means the salary and bonus paid to a Key Employee by the Company. A Key Employee's Compensation for a calendar year will include all salary which is paid to the Key Employee during such year and any bonus paid to the Key Employee after the end of the calendar year for and on account of services performed during such Year. For calendar 1996 compensation prior to the Effective Date shall be included as if the effective date were January 1, 1996.

4. DEFERRED COMPENSATION means the portion of the Key Employee's Compensation which the Key Employee elects to defer or contribute pursuant to the provisions of this Plan.

5. KEY EMPLOYEE means an employee of the Company who is designated as being eligible to participate in this Plan.

6. MATCHING CONTRIBUTIONS means the contributions which are made by the Company on a matching basis to Deferred Compensation up to 10% of the employee's contribution. Only the first ten percent of an employee's Compensation will be matched.

7.  YEAR means the year ended March 31.

ARTICLE II

ELIGIBILITY

Management will designate those Key Employees who are eligible to participate in the Plan.


ARTICLE III

CONTRIBUTIONS

         	(a)	An eligible Key Employee may elect to contribute all or any
              part of his Compensation and have such amounts invested in one or more of the investment alternatives from time to time made available under the Plan.  All Deferred Compensation
              hereunder will be fully subject to federal and state
              withholding taxes and to applicable payroll taxes, and the amounts invested in the investment alternatives will be net of such taxes.

         	(b)	A Key Employee may change his election to make contributions at any time during the Year by increasing or decreasing the amount of his Compensation which is being contributed or by revoking completely any such election.  Any such change shall be effective after the giving of reasonable notice by the Key
              Employee to the Company.

         	(c)	In addition to amounts contributed under subparagraph (a)
              hereof, the Company shall, on or before the last business day of March of the year for which Deferred Compensation is paid, make Matching Contributions to the Plan based on the amount of the key Employee's Deferred Compensation (prior to reduction for withholding and payroll taxes) for the preceding Year, provided that (i) the Key Employee is actively employed on the date that such Matching Contributions are made and, (ii) the amount of such Deferred Compensation for the Year has not been withdrawn by the Key Employee from the investment alternatives on the date that such Matching Contributions are made. The requirements set forth in (i) and
              (ii) will not apply to any Key Employee who died, became totally disabled, or retired at or after attaining age 65 during the Year.

         	(d)	All Matching Contributions will be invested in one or more of the investment alternatives selected by the Key Employee.

         	(e)	Matching Contributions will be based on the Key Employee's full years of Continuous Service determined as of the last day of
              Year for 1996 contributions and as of the last day of the fiscal quarter for contributions thereafter, as follows:




Years of Continuous Service                   Matching Percentage

                1 but less than 6                       10%
                6 but less than 9                       20%
                9 but less than 12                      30%
                12 but less than 15                     40%
                15 or more                              50%

A Key Employee will be credited with one year of Continuous Service on each anniversary date of his date of employment with the Company, with any predecessor to the Company, or with any company which is a member of the same controlled group of corporations as the Company. In the case of a corporation which is acquired by the Company, the Key Employee's date of employment will be the acquisition date.

         	(f)	Matching Contributions will be subject to federal and state
              withholding taxes and to applicable payroll taxes, which such amounts shall be deducted prior to their investment in the investment alternative (s) selected by the Key Employee.

          (g) The employee is vested at all times in the Deferred
              Compensation and is vested immediately in the Matching
              Contribution.


ARTICLE IV

INVESTMENT GROWTH

The Key Employee agrees on behalf of himself and any Beneficiary to assume all risks in connection with any investments made under this Plan and agrees to hold the Company harmless with respect to losses arising directly or indirectly therefrom.

ARTICLE V

DESPOSITION OF CONTRIBUTIONS

The Key Employee shall be the sole owner of each investment alternative selected by him and may dispose of the amounts so invested in his sole discretion.

ARTICLE VI

NO GUARANTEE OF EMPLOYMENT

Nothing in this Plan shall be construed as guaranteeing future employment to the Key Employee. The Key Employee continues to be an Employee of the Company solely at the will of the Company, notwithstanding this Plan.


ARTICLE VII

AMENDMENT AND TERMINATION

The Company reserves the right to amend, modify, or terminate the Plan at any time by resolution of the Board; provided, however, that no such amendment, modification or termination will deprive any Key Employee or Beneficiary of any portion of the amounts standing to his or her credit in any investment alternative selected by the Key Employee on the effective date of such amendment, modification or termination.

						WINSLOEW FURNITUE, INC.

                                                By:/s/Vincent A. Tortorici, Jr.

                                                Its: Vice President and CFO



                                 E X H I B I T

                                     10.23



SEVENTH AMENDMENT TO CREDIT AGREEMENT


	This Seventh Amendment to Credit Agreement dated as of
January 27, 1997 (this "Agreement") is among WINSLOEW FURNITURE, INC., a
Florida corporation ("WinsLoew"), LOEWENSTEIN, INC., a Florida corporation ("Loewenstein"), WINSTON FURNITURE COMPANY OF ALABAMA, INC., an Alabama corporation ("Winston"), TEXACRAFT, INC., a Texas corporation ("Texacraft"), and ONTINENTAL ENGINEERING GROUP, INC., a California corporation ("Continental") (WinsLoew, Loewenstein, Winston, Texacraft and Continental being hereinafter referred to collectively as "Borrowers" and individually as a "Borrower"), the financial institutions party hereto as "Lenders" and HELLER FINANCIAL,INC., a Delaware corporation in its capacity as agent for the Lenders ("Agent").


W I T N E S S E T H:

	WHEREAS, Agent, Borrowers and Lenders are parties to that certain Credit Agreement dated February 2, 1995 (as heretofore amended from time to time, the "Credit Agreement"; capitalized terms not otherwise defined herein shall have the definitions provided therefor in the Credit Agreement) and to certain other documents executed in connection with the Credit Agreement;

	WHEREAS, pursuant to that certain letter dated December 11, 1996 from Agent to Borrowers, Agent, on behalf of the Lenders, waived certain covenant requirements in connection with the Affiliate Transaction (as defined therein); and

	WHEREAS, the parties hereto wish to amend the Credit Agreement as provided herein.

	NOW, THEREFORE, the parties agree as follows:

	 1.	Amendments to the Credit Agreement.

		(a)	The definition of Operating Cash Flow hereby is
                        amended by deleting it, in its entirety, and substituting in its place as follows:

	"Operating Cash Flow" means, with respect to any Person, for any period, EBIDAT of such Person, minus the unfinanced portion of Capital Expenditures of such person which amount shall not be less than zero."

		(b)	Subsection 6.7 of the Credit Agreement hereby is
                        amended by deleting it, in its entirety, and substituting in its place as follows:

		"6.7	Tangible Net Worth.	Borrowers shall not permit
                        Tangible Net Worth of WinsLoew on the last day of each quarter during the periods set forth below to be less than the amount set forth below for such period.

      		     Period				                    Amount

     December 31, 1996 through
	        September 30, 1997			          $13,664,960.00
     December 31, 1997 through
	        September 30, 1998		          	$17,664,960.00
     December 31, 1998 through
	        September 30, 1999			          $23,664,960.00
     December 31, 1999 and
	        thereafter					                $30,664,960.00

		(c)	Subsection 5.1(A)(3) of the Credit Agreement hereby is
                        amended by adding the following language to the last sentence of the paragraph:

	", such schedule shall include, but is not limited to, describing in reasonable detail the individual balances of the Revolving Loan, Term Loan and the Acquisition Loan."

	 2.	Conditions.  The effectiveness of the foregoing amendments is subject to the satisfaction of the following conditions:

		(a)	No Default.  No Default or Event of Default under the
                        Credit Agreement, as amended hereby, shall have occurred and be continuing.

		(b)	Warranties and Representations.  The warranties and
                        representations of Borrowers contained in this Agreement, the Credit Agreement, as amended hereby, and the Loan Documents shall be true and correct as of the effective date hereof, with the same effect as though made on such date, except to expressly relate to an earlier date, in which case such representations and warranties shall have been true and correct as of such earlier date.

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

                                          WINSLOEW FURNITURE, INC.


                                          By:/s/ Vincent A. Tortorici, Jr.
                                          Name Printed: Vincent A. Tortorici, Jr
                                          Title: Vice President and CFO


                                          LOEWENSTEIN, INC.

                                          By:/s/ Vincent A. Tortorici, Jr.
                                          Name Printed: Vincent A. Tortorici, Jr
                                          Title: Vice President and CFO


                                          WINSTON FURNITURE COMPANY
                                           OF ALABAMA, INC.

                                          By:/s/ Vincent A. Tortorici, Jr.
                                          Name Printed: Vincent A. Tortorici, Jr
                                          Title: Vice President and CFO


                                          CONTINENTAL ENGINEERING
                                            GROUP, INC.


                                          By:/s/ Vincent A. Tortorici, Jr.
                                          Name Printed: Vincent A. Tortorici, Jr
                                          Title: Vice President and CFO


                                          TEXACRAFT, INC., in its capacity as
                                          Borrower and as a Guarantor
                                          acknowledging the terms of
                                          this Agreement

                                          By:/s/ Vincent A. Tortorici, Jr.
                                          Name Printed: Vincent A. Tortorici, Jr
                                          Title: Vice President and CFO


                                          HELLER FINANCIAL, INC.,
                                          Individually and as Agent
                                          By: /s/ Mark Hutchings
                                          Name Printed: Mark Hutchings
                                          Title: Assistant Vice President



                                          BANK OF AMERICA ILLINOIS

                                          By: /s/ Andrew A. Doherty
                                          Name Printed: Andrew A. Doherty
                                          Title: Vice President



                                          ABN AMRO BANK N.V.

                                          By: /s/ Randolph T. Kohler
                                          Name Printed: Randolph T. Kohler
                                          Title: SVP




                                E X H I B I T

                                       11


                           WinsLoew Furniture, Inc.
                              December 31, 1996

(In thousands except per share amounts)

                                                   1996      1995       1994
                                                   -----     -----      -----
Primary
  Average shares outstanding                       8,724     9,029      9,655
  Net effect of dilutive stock options
    based on the treasury stock
    method using the average market
    price for the year                                 6        --         --
                                                   -----     -----      -----
  Total                                            8,730     9,029      9,655
                                                   =====     =====      =====

  Income (loss) before extraordinary item         $8,284   ($3,451)    $6,352
     Extraordinary item                               --      (593)        --
                                                  ------   --------    ------
         Net Income (loss)                        $8,284   ($4,044)    $6,352
                                                  ======   ========    ======
  Earnings (loss) per share:
    Income (loss) before extraordinary item        $0.95    ($0.38)     $0.66
    Extraordinary item                                --     (0.07)        --
                                                  ------     ------     -----
         Net Income (loss)                         $0.95    ($0.45)     $0.66
                                                  ======     ======     =====


Fully Diluted
  Average shares outstanding                       8,724     9,029      9,655
  Net effect of dilutive stock options
    based on the treasury stock
    method using the year end market price            43        --         --
                                                  ------     -----      -----
         Total                                     8,767     9,029      9,655
                                                  ======     =====      =====

  Income (loss) before extraordinary item         $8,284   ($3,451)    $6,352
     Extraordinary item                               --      (593)        --
                                                  ------   --------    ------
         Net Income (loss)                        $8,284   ($4,044)    $6,352
                                                  ======   ========    ======
  Earnings (loss) per share:
    Income (loss) before extraordinary item        $0.94    ($0.38)     $0.66
    Extraordinary item                                --     (0.07)        --
                                                  ------     ------     -----
         Net Income (loss)                         $0.94    ($0.45)     $0.66
                                                  ======     ======     =====



                                 E X H I B I T

                                      21.1

                       LIST OF REGISTRANT'S SUBSIDIARIES



        Name of Subsidiary                         State of Incorporation
------------------------------------------       -------------------------
Winston Furniture Company of Alabama, Inc.               Alabama

Texacraft, Inc.                                          Texas

Loewenstein, Inc.                                        Florida

Continental Engineering Group, Inc.                      California



                                 E X H I B I T

                                      23.1

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-87352) pertaining to the WinsLoew Furniture, Inc. 1994 Stock Option Plan of WinsLoew Furniture, Inc. of our report dated January 31, 1997, with respect to the consolidated financial statements of WinsLoew Furniture, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1996.

Our audits also included the financial statement schedule of WinsLoew Furniture, Inc. listed in item 14(a). This schedule is the resposibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

Birmingham, AL
March 25, 1997