Form 10-K/A
period 1996-12-31
WINSLOEW FURNITURE INC
filed 1997-05-12
CIK 931814

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended           December 31, 1996
                         ------------------------------------------------
                                    or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from         to
                              ---------  -----------
Commission file number         0-25246
                      ----------------------

                              WINSLOEW FURNITURE, INC.
              (Exact name of registrant as specified in its charter)

             Florida                                        63-1127982
    -------------------------------                    ------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

  201 Cahaba Valley Parkway, Pelham, Alabama                    35124
  ------------------------------------------                  ----------
   (Address of principal executive offices)                   (Zip Code)

    (Registrant's telephone number, including area code) (205) 403-0206

         Securities registered pursuant to Section 12 (b) of the Act:

                                      None

         Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
       Title of each class                       on which registered
     ------------------------                    ---------------------
          Common Stock,
     $.01 par value per share                    Nasdaq National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                   ------       ------
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








The Company amends Part IV Item 14(a)(3) to include Exhibit 27 Financial Data Schedule.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WINSLOEW FURNITURE, INC.


Date:  May 6, 1997                      by: /s/  Vincent A. Tortorici, Jr.
                                        ----------------------------------
                                                 Vincent A. Tortorici, Jr.
                                        Vice President, Chief Financial Officer
                                        (Principal Financial Officer)


[TYPE] EX 27
[ARTICLE] 5
[MULTIPLIER] 1000
[LEGEND] IN THOUSANDS EXCEPT PER SHARE AMOUNT

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                             897
[SECURITIES]                                         0
[RECEIVABLES]                                   27,203
[ALLOWANCES]                                         0
[INVENTORY]                                     20,714
[CURRENT-ASSETS]                                52,707
[PP&E]                                          27,898
[DEPRECIATION]                                (10,173)
[TOTAL-ASSETS]                                 101,408
[CURRENT-LIABILITIES]                           12,555
[BONDS]                                         38,776
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            75
[OTHER-SE]                                      48,325
[TOTAL-LIABILITY-AND-EQUITY]                   101,408
[SALES]                                        143,979
[TOTAL-REVENUES]                               143,979
[CGS]                                           97,760
[TOTAL-COSTS]                                  127,904
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               3,083
[INCOME-PRETAX]                                 12,992
[INCOME-TAX]                                     4,708
[INCOME-CONTINUING]                              8,284
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     8,284
[EPS-PRIMARY]                                      .95
[EPS-DILUTED]                                      .95