Form 10-Q
period 1997-03-28
WINSLOEW FURNITURE INC
filed 1997-05-12
CIK 931814

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended	March 28, 1997
                             --------------------

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from        		to
                              ---------    ------------

Commission File Number	0-25246
                       ---------


                           WINSLOEW FURNITURE, INC.


            (Exact name of registrant as specified in its charter)


            FLORIDA                                   63-1127982
--------------------------------         ------------------------------------
(State or other jurisdiction of
incorporation or organization)           (I.R.S. Employer Identification No.)


          201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA         35124
          -------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


(Registrant's telephone number, including Area Code)  (205) 403-0206
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
                                                     ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                     Shares Outstanding at April 28, 1997
    ---------------               ----------------------------------------
    $ .01 par value                            7,454,783


                           WINSLOEW FURNITURE, INC.

                                    INDEX




PART I.	FINANCIAL INFORMATION	Page

Item 1. Financial Statements
        Consolidated Balance Sheets ...............................     3
        Consolidated Statements of Income .........................     4
        Consolidated Statements of Cash Flows .....................     5
        Notes to Consolidated Financial Statements ................   6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .......................  8-10


PART II.        OTHER INFORMATION

Item 1. Legal Proceedings .........................................    11

Item 4. Submission of Matters to a Vote of Security Holders .......    11

Item 6. Exhibits and Reports on Form 8-K ..........................    11

Signatures ........................................................    12


                    WinsLoew Furniture Inc. and Subsidiaries
                          Consolidated Balance Sheets


(In thousands)
                                        March 28,     March 31,
                                           1997          1996
                                        --------      --------
                                       (Unaudited)
ASSETS
Cash and cash equivalents               $    931      $    897
Accounts Receivable, less
   allowance for doubtful accounts        34,782        27,203
Inventories                               19,817        20,714
Prepaid expenses and deferred
   income taxes                            4,224         3,893
                                        --------      --------
   Total current assets                   59,754        52,707

Property, plant and equipment, net        17,401        17,725
Goodwill, net                             29,603        29,826
Other assets                               1,006         1,150
                                        --------      --------
   Total Assets                         $107,764      $101,408
                                        ========      ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current portion oflong-term debt        $  1,443      $  1,957
Accounts payable                           4,761         4,640
Other accrued liabilities                  6,935         5,958
                                        --------      --------
   Total current liabilities              13,139        12,555

Long-term debt, net of
   current portion                        44,077        38,776
Deferred income taxes                      1,722         1,677
                                        --------      --------
   Total liabilities                      58,938        53,008
                                        --------      --------
Stockholders' equity:
Preferred stock, par value $.01
   per share, 5,000,000 shares
   authorized, none issued                    --            --
Common stock, par value $.01
   per share, 20,000,000 shares
   authorized, 7,446,483 and
   7,481,783 shares issued and
   outstanding at March 28, 1997
   and December 31, 1996
   respectively                               74            75
Additional paid-in capital                24,152        24,543
Retained Earnings                         24,600        23,782
                                        --------      --------
   Total stockholders' equity             48,826        48,400
                                        --------      --------
   Total liabilities and stockholders
      equity                            $107,764      $101,408
                                        ========      ========

                             See accompanying notes

                    WinsLoew Furniture Inc. and Subsidiaries
                        Consolidated Statements of Income
                                  (Unaudited)

(In thousands execept per share amounts)

                                            First Quarter Ended
                                          -------------------------
                                          March 28,        March 29,
                                            1997             1996
                                          ---------        ---------
Net sales                                   $29,476          $30,957
Cost of sales                                20,783           22,537
                                            -------          -------
      Gross profit                            8,693            8,420

Selling, general and adminstrative            6,184            6,539
Amortization                                    298              549
                                            -------          -------

      Operating Income                        2,211            1,332
Interest expense                                857            1,187
                                            -------          -------

      Income before income taxes              1,354              145

Provision for income taxes                      536               55
                                            -------          -------
Net income                                   $  818           $   90
                                            =======          =======

Net income per share                          $0.11            $0.01
                                            =======          =======

Weighted average number of shares             7,495            8,967
                                            =======          =======

                                See accompanying notes.

                    WinsLoew Furniture Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


(In thousands)

                                             For the Quarters Ended
                                            ------------------------
                                            March 28,      March 29,
                                              1997           1996
                                            ---------     ---------
Cash provided by (used in):
Operating activities:

Net income                                      $818          $90
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Depreciation and amortization                    799        1,043
Changes in operating assets and liabilities,
   net effects from acquisitions:
     Accounts receivable                      (7,579)      (5,263)
     Inventories                                 897         (696)
     Prepaid expenses and deferred
       income taxes                             (331)        (676)
     Other assets                                 69          (23)
     Accounts payable                            121        1,169
     Other accrued liabilities                   977          709
     Deferred income taxes                        45          713
                                              -------      -------
       Total adjustments                      (5,002)      (3,024)
                                              -------      -------
         Net cash (used in) operating
           activities                         (4,184)      (2,934)
                                              -------      -------


Investing activities:
Capital expenditures, net of disposals
     and reserves                               (177)        (203)
                                              -------      -------
         Net cash (used in) investing
           activities                           (177)        (203)
                                              -------      -------


Financing activities:
Net borrowings under revolving
  credit agreements                             5,643        5,102
Payments on long-term debt                       (856)      (1,881)
Repurchase and cancellation of stock             (489)          --
Proceeds from issuance of common stock, net        97           --
                                              -------      -------

         Net cash provided by
          financing activities                  4,395        3,221
                                              =======      =======
Net increase in cash and cash equivalents          34           84
Cash and cash equivalents at beginning
     of year                                      897          396
                                              -------      -------
Cash and cash equivalents at end of period       $931         $480
                                              =======      =======

Supplemental disclosures:
   Interest paid                                 $518         $519
   Income taxes paid                             $313          $73
                                              =======      =======



                           See accompanying notes.


                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1 through March 28, 1997. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)               March 28,       December 31,
                               1997              1996
                             ---------       ------------
Raw materials                 $10,631           $9,639
Work in process                 2,529            3,685
Finished goods                  6,657            7,390
                             ---------       ------------
                              $19,817          $20,714
                             =========       ============


3.  Long-term Debt

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit. The amendment reduces the amount available under its revolving credit line to $20 million effective July 1 each year through December 31. The Company may, at its option, elect to increase the revolving credit line at January 1, to a maximum of $40 million. For the period January 1, 1997 through June 30, 1997, the Company's maximum revolver is $39 million.

4.  Capital Stock

In January 1995, WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of common stock. In June 1996, WinsLoew's Board of Directors approved a plan to acquire up to an additional 1,000,000 shares of the common stock. To date, the Company has acquired 1,200,948 shares for $7,861,000. During the first quarter of 1997, the Company repurchased 50,000 shares for $489,000. The purchases have been funded from the Company's credit facility (see Note 3 above).

5.  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported for the first quarters ended March 28, 1997 and March 29, 1996.


         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


General

WinsLoew is engaged in the design, manufacture and distribution of casual furniture, contract seating and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, and restaurant and lodging chains. WinsLoew's RTA products include ergonomically-designed computer workstations, which the Company denotes as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts. WinsLoew also manufactures and distributes an extensive line of futons, frames and related accessories. Distribution of these products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers.


Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for each of the Company's product lines (in thousands, except for percentages):

                                  Three Months Ended
                   -----------------------------------------------------
                       March  28, 1997              March  29, 1996
                   ------------------------    -------------------------
                    Net      Gross    Gross      Net      Gross    Gross
                    Sales    Profit   Margin     Sales    Profit   Margin

Casual furniture   $ 9,454   $3,618   38.3%     $ 9,326   $3,122   33.5%
Contract seating    13,682    3,735   27.3%      11,695    3,134   26.8%
RTA furniture        6,340    1,340   21.1%       9,936    2,164   21.8%
                   -------   ------             -------   ------
Total              $29,476   $8,693   29.5%     $30,957   $8,420   27.2%
                   =======   ======             =======   ======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                                Three Months Ended
                         --------------------------------
                         March 28, 1997    March 29, 1996
                         --------------    --------------
Gross margin                   29.5%           27.2%
Selling, general and
   administrative expense      21.0%           21.1%
Amortization                    1.0%            1.8%
Operating income                7.5%            4.3%
Interest expense, net           2.9%            3.8%
Income before income taxes	     4.6%		          0.5%
Net income                      2.8%            0.3%


Comparison of First Quarters Ended March 28, 1997 and March 29, 1996

Net Sales:	WinsLoew's consolidated net sales for the first quarter of
1997 decreased $1.5 million or 4.8%, to $29.5 million from $31.0 million in the first quarter of 1996. Two of the Company's three product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 17.0% as the lodging industry increased demand. The Casual product line increased sales by 1.4%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 36.2% in the first quarter of 1997, compared to the first quarter of 1996. In the first quarter of 1997, several of the Company's larger mass merchant customers purchased fewer products. The continued consolidation of retail specialty futon stores also impacted sales of RTA products.

Gross Margin:	Consolidated gross margin increased to 29.5% in the first
quarter of 1997, compared to 27.2% in the first quarter of 1996. Two of the Company's product lines experienced increases in gross margin. The Casual product line gross margin in the first quarter of 1997 improved by
4.8 percentage points when compared to the same period of 1996. This improvement is the result of lower raw material prices and improved operating efficiencies. The Contract seating product line improved its gross margin by 0.5 percentage points, primarily due to increased volume. However, the RTA product line gross margin declined 0.7 percentage points, due primarily to the sales volume decrease. The Company has reduced lower margin product offerings, manufacturing overhead, labor and material costs in the RTA product line minimizing the impact of the lower level of sales.

Selling, General and Administrative Expenses:	Selling, general and
administrative expenses decreased from the first quarter of 1996 by $355,000 primarily due to decreased allowance for doubtful accounts.

Operating Income:	As a result of the above, WinsLoew recorded operating
income of $2.2 million (7.5% of net sales) in the first quarter of 1997, compared to an operating income of $1.3 million (4.3% of net sales) in the first quarter of 1996.

Interest Expense:	The Company's interest expense decreased $330,000 in
the first quarter of 1997, primarily due to lower average interest rates.

Provision for Income Taxes:	The Company's effective tax rate of 39.6% is
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

Liquidity and Capital Resources

WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At
March 28, 1997, the Company had $46.6 million of working capital and $9.8 million of unused and available funds under its credit facilities.

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

In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow under its acquisition line of credit to purchase shares of the Company's common stock (see Note 4 to the Consolidated Financial Statements). As of March 28, 1997 there was $2.1 million available for such repurchases.

Cash Flows From Operating Activities:	For the first quarter of 1997, cash
used by operating activities was $4.2 million compared to cash used of $2.9 million in the first quarter of 1996. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable.

Cash Flows From Investing Activities:	WinsLoew's net cash used in investing
activities was $177,000 during the first quarter of 1997 compared to $203,000 for the first quarter of 1996.

Cash Flows From Financing Activities:	Net cash provided by financing
activities was $4.4 million in the first quarter of 1997 compared to $3.2 million in the first quarter of 1996. The Company retired 50,000 shares at a cost of $489,000 (see Note 4 to the Consolidated Financial Statements).

At March 28, 1997, the Company has no material commitments for capital expenditures.

Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1997 by entering into foreign currency forward contracts in March 1997 with a value of $1.1 million, all of which is outstanding and unsettled at March 28, 1997 maturing at approximately $120,000 per month. The Company has not incurred significant gains or losses from these foreign currency transactions.

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

		(a)	Exhibit 11 - Computation of Earnings Per Share
                        Exhibit 27 - Financial Data Schedule


                (b)     Reports on Form 8-K:
                        No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                    					   WINSLOEW FURNITURE, INC.




                                        /s/ Bobby Tesney
                                        ----------------
May 5, 1997                                 BOBBY TESNEY
                                   					President and
                                        Chief Executive Officer




                                        /s/ Vincent A. Tortorici, Jr.
                                        -----------------------------
May 5, 1997                                 VINCENT A. TORTORICI, JR.
	                                       Chief Financial Officer


                                 E X H I B I T
                                       11



                           WinsLoew Furniture, Inc.
                                March 28, 1997



Exhibit 11 - Computation of Earnings per Share

(In thousands, except per share amount)




PRIMARY
  Average shares outstanding              7,443              8,967
  Net effect of dilutive stock
     options based on the treasury
     stock method of using the
     average market price for the
     quarter                                 52                 --
                                          -----              -----
     Total                                7,495              8,967
                                          =====              =====
     Net Income                            $818                $90
                                          =====              =====
     Net Income per share                 $0.11              $0.01
                                          =====              =====



FULLY DILUTED
  Average shares outstanding              7,443              8,967
  Net effect of dilutive stock
     options based on the treasury
     stock method using teh higher
     of the quarter end market price
     or average market price for the
     quarter                                 52                 --
                                          -----              -----
     Total                                7,495              8,967
                                          =====              =====
     Net Income                            $818                $90
                                          =====              =====
     Net Income per share                 $0.11              $0.01
                                          =====              =====