Form 10-Q
period 1997-06-27
WINSLOEW FURNITURE INC
filed 1997-07-23
CIK 931814

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended   June 27, 1997
                             --------------------

                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ---------    ------------

Commission File Number  0-25246
                       ---------


                        WINSLOEW FURNITURE, INC.
        (Exact name of registrant as specified in its charter)


           FLORIDA                              63-1127982
-------------------------------     -----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identivication No.)
 incorporation or organization)

     201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA         35124
   -------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)


(Registrant's telephone number, including Area Code)  (205) 403-0206
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
                                                      -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                     Shares Outstanding at July 21, 1997
    ---------------               --------------------------------------
    $ .01 par value                            7,511,808


                       WINSLOEW FURNITURE, INC.

                                 INDEX




PART I.        FINANCIAL INFORMATION                                Page

Item 1. Financial Statements
        Consolidated Balance Sheets ...............................    3
        Consolidated Statements of Income .........................    4
        Consolidated Statements of Cash Flows .....................    5
        Notes to Consolidated Financial Statements ................  6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ....................... 8-12

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings .........................................   13

Item 4. Submission of Matters to a Vote of Security Holders .......   13

Item 6. Exhibits and Reports on Form 8-K ..........................   13

Signatures ........................................................   14


               WinsLoew Furniture Inc. and Subsidiaries
                      Consolidated Balance Sheets


(In thousands)
                                        June 27,     December 31,
                                           1997          1996
                                        ---------    ------------
                                       (Unaudited)
ASSETS
Cash and cash equivalents               $    968      $    897
Accounts Receivable, less
   allowance for doubtful accounts        25,264        27,203
Inventories                               19,086        20,714
Prepaid expenses and deferred
   income taxes                            4,082         3,893
                                        --------      --------
   Total current assets                   49,400        52,707

Property, plant and equipment, net        17,146        17,725
Goodwill, net                             29,376        29,826
Other assets                               1,028         1,150
                                        --------      --------
   Total Assets                         $ 96,950      $101,408
                                        ========      ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current portion of long-term debt       $  1,444      $  1,957
Accounts payable                           7,059         4,640
Other accrued liabilities                  9,662         5,958
                                        --------      --------
   Total current liabilities              18,165        12,555

Long-term debt, net of
   current portion                        23,597        38,776
Deferred income taxes                      1,762         1,677
                                        --------      --------
   Total liabilities                      43,524        53,008
                                        --------      --------
Stockholders' equity:
Preferred stock, par value $.01
   per share, 5,000,000 shares
   authorized, none issued                    --            --
Common stock, par value $.01
   per share, 20,000,000 shares
   authorized, 7,446,483 and
   7,481,783 shares issued and
   outstanding at March 28, 1997
   and December 31, 1996
   respectively                               75            75
Additional paid-in capital                24,247        24,543
Retained Earnings                         29,104        23,782
                                        --------      --------
   Total stockholders' equity             53,426        48,400
                                        --------      --------
   Total liabilities and stockholders
      equity                            $ 96,950      $101,408
                                        ========      ========

                       See accompanying notes

               WinsLoew Furniture Inc. and Subsidiaries
                  Consolidated Statements of Income
                              (Unaudited)

(In thousands except per share amounts)

                            Second Quarter Ended       Six Months Ended
                            --------------------      -------------------
                            June 27,   June 28,       June 27,   June 28,
                              1997       1996           1996       1997
                            --------   ---------      --------   --------
Net sales                    $44,179     $43,914       $73,655    $74,871
Cost of sales                 28,187      28,254        48,970     50,791
                            --------   ---------      --------   --------
      Gross profit            15,992      15,660        24,685     24,080

Selling, general and
   administrative              7,748       8,650        13,932     15,189
Amortization                     297         497           595      1,046
                            --------   ---------      --------   --------
      Operating Income         7,947       6,513        10,158      7,845
Interest expense                 645         647         1,502      1,834
                            --------    --------      --------   --------
      Income before
        income taxes           7,302       5,866         8,656      6,011

Provision for income
   taxes                       2,798       2,248         3,334      2,303
                            --------    --------      --------   --------
Net income                   $ 4,504     $ 3,618       $ 5,322    $ 3,708
                            ========    ========      ========   ========

Net income per share           $0.60       $0.40         $0.71      $0.41
                            ========    ========      ========   ========

Weighted average number of
    shares                     7,502       8,967         7,498      8,967
                            ========    ========      ========   ========

                       See accompanying notes.

               WinsLoew Furniture Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)


(In thousands)

                                                Six Months Ended
                                            ------------------------
                                             June 27,      June 28,
                                               1997          1996
                                            ---------      ---------
Cash provided by (used in):
Operating activities:

Net income                                     $5,322         $3,708
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Depreciation and amortization                   1,618          2,060
Changes in operating assets and liabilities,
   net effects from acquisitions:
     Accounts receivable                        1,939          4,032
     Inventories                                1,628         (1,054)
     Prepaid expenses and deferred
       income taxes                              (189)           493
     Other assets                                 (23)           (12)
     Accounts payable                           2,419          2,231
     Other accrued liabilities                  3,704          3,208
     Deferred income taxes                         85             --
                                              -------        -------
       Total adjustments                       11,181         10,958
                                              -------        -------
         Net cash provided by operating
           activities                          16,503         14,666
                                              -------        -------


Investing activities:
Capital expenditures, net of disposals
     and reserves                                (444)          (443)
                                              -------        -------
         Net cash (used in) investing
           activities                            (444)          (443)
                                              -------        -------


Financing activities:
Net borrowings under revolving
  credit agreements                           (14,809)       (12,060)
Payments on long-term debt                       (883)        (1,690)
Repurchase and cancellation of stock             (489)            --
Proceeds from issuance of common stock, net       193             --
                                              -------        -------
         Net cash provided by
          financing activities                 15,988        (13,750)
                                              =======        =======
Net increase in cash and cash equivalents          71            473
Cash and cash equivalents at beginning
     of year                                      897            396
                                              -------        -------
Cash and cash equivalents at end of period       $968           $869
                                              =======        =======
Supplemental disclosures:
   Interest paid                               $  775         $1,954
   Income taxes paid                           $1,573         $  353
                                              =======        =======



                       See accompanying notes.


                       WINSLOEW FURNITURE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's second quarter which is from March 29 through June 27, 1997 and for the six month period which is from January 1 through June 27, 1997. The results of operations for these two periods are not necessarily indicative of the results to be expected for the full year.


2.  INVENTORIES

Inventories consisted of the following:

(In thousands)
                          June 27,        December 31,
                            1997             1996
                       -------------     ------------
Raw materials             $10,915          $ 9,639
Work in process             2,067            3,685
Finished goods              6,104            7,390
                       -------------     ------------
                          $19,086          $20,714
                       =============     ============

3.  LONG-TERM DEBT

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit. The amendment reduces the amount available under its revolving credit line to $20 million effective July 1 each year through December
31. The Company may, at its option, elect to increase the revolving credit line at January 1 to a maximum of $40 million. For the period January 1, 1997 through June 30, 1997, the Company's maximum revolver is $39 million.


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

5.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported for the second quarters and six months ended June 27, 1997 and June 28, 1996.


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


GENERAL

WinsLoew is engaged in the design, manufacture and distribution of casual furniture, contract seating and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, restaurants and lodging chains. WinsLoew's RTA products include ergonomically-designed computer workstations, which the Company denotes as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts. WinsLoew also manufactures and distributes an extensive line of futons, frames and related accessories. Distribution of these products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers.


RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                                  Three Months Ended
                   -----------------------------------------------------
                        June 27, 1997                 June 28, 1996
                   ------------------------    -------------------------
                    Net      Gross    Gross     Net      Gross    Gross
                    Sales    Profit   Margin    Sales    Profit   Margin
                   -------------------------   -------------------------
Casual furniture   $22,404  $ 9,878   44.1%     $22,246  $ 9,742   43.8%
Contract seating    15,120    4,633   30.6%      12,293    3,852   31.3%
RTA furniture        6,655    1,481   22.3%       9,375    2,066   22.0%
                   -------   ------             -------   ------
Total              $44,179  $15,992   36.2%     $43,914  $15,660   35.7%
                   =======   ======             =======   ======


                                     Six Months Ended
                   -----------------------------------------------------
                        June 27, 1997                 June 28, 1996
                   ------------------------    -------------------------
                    Net      Gross    Gross     Net      Gross    Gross
                    Sales    Profit   Margin    Sales    Profit   Margin
                   -------------------------   -------------------------
Casual furniture   $31,858  $13,496   42.4%     $31,572  $12,864   40.7%
Contract seating    28,802    8,368   29.1%      23,988    6,986   29.1%
RTA furniture       12,995    2,821   21.7%      19,311    4,230   21.9%
                   -------   ------             -------   ------
Total              $73,655  $24,685   33.5%     $74,871  $24,080   32.2%
                   =======   ======             =======   ======


The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                           Three Months Ended        Six Months Ended
                          --------------------     --------------------
                           June 27,   June 28,      June 27,   June 28,
                             1997      1996           1997       1996
                          ---------   --------     ---------   --------
Gross margin                  36.2%      35.7%         33.5%      32.2%
Selling, general and
   administrative expense     17.5%      19.7%         18.9%      20.3%
Amortization                   0.7%       1.1%          0.8%       1.4%
Operating income              18.0%      14.8%         13.8%      10.5%
Interest expense, net          1.5%       1.5%          2.0%       2.4%
Income before income taxes    16.5%      13.3%         11.8%       8.0%
Net income                    10.2%       8.2%          7.2%       5.0%



COMPARISON OF SECOND QUARTERS ENDED JUNE 27, 1997 AND JUNE 28, 1996

Net Sales:     WinsLoew's consolidated net sales for the second quarter
of 1997 increased $265,000 or 0.6%, to $44.2 million from $43.9 million in the second quarter of 1996. Two of the Company's three product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 23.0% as the lodging industry increased demand. Sales of casual products increased 0.7% in the second quarter of 1997 compared to the record level of sales in the second quarter of 1996. Sales during the 1997 second quarter were negatively impacted by the wet weather experienced in key selling areas (Northeast, Midwest). The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, and are therefore requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 29.0% in the second quarter of 1997 when compared to the second quarter of 1996. In the second quarter of 1997, RTA sales were impacted by mass merchant customers purchasing fewer products and the continued consolidation of specialty futon stores.

Gross Margin:     Consolidated gross margin increased to 36.2% in the
second quarter of 1997, compared to 35.7% in the second quarter of 1996. Each of the Company's product lines experienced increases in gross margin, except for Contract Seating. The RTA product line gross margin improved by 0.3 percentage points, in spite of reduced sales, due to changes in the product mix and the reduction of manufacturing overhead, labor, and material costs. These factors have allowed the Company to improve margins at a lower level of sales. The Casual product line also had improved gross margins in the second quarter of 1997, due to improved operating efficiencies and lower raw material costs. The Contract Seating product line had a decline in gross margin of 0.7 percentage points due to capacity constraints at the upholstered seating facility. The Company has reconfigured the facility to improve efficiencies and is reviewing ways to further increase capacity. However, due to volume, gross margin dollars increased by $781,000.

Selling, General and Administrative Expenses:     Selling, general and
administrative expenses decreased $0.9 million from the second quarter of 1996 due to reduction in bad debt provision and decreases in selling, general and administrative expenses as a result of cost reduction programs.

Operating Income:     As a result of the above, operating income
increased by $1.4 million, to $7.9 million (18.0% of net sales) in the second quarter of 1997 compared to $6.5 million (14.8% of net sales) in the second quarter of 1996.


Interest Expense:     The Company's interest expense decreased $2,000 in
the second quarter of 1997.

Provision for Income Taxes:     The Company's 1997 effective tax rate
for the 1997 and 1996 second quarter of 38.3% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization


COMPARISON OF SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996

Net Sales:     WinsLoew's consolidated net sales for the first six
months of 1997 decreased $1.2 million or 1.6%, to $73.7 million from $74.9 million in the first six months of 1996. Two of the Company's three product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 20.1% as the lodging industry increased demand. The Casual product line increased sales by 0.9%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, and are therefore requiring larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 32.7%. In 1997, several of the Company's larger mass merchant customers purchased fewer products. The continued consolidation of specialty futon stores also impacted sales of the RTA product line.

Gross Margin:     Consolidated gross margin increased to 33.5% in the
first six months of 1997, compared to 32.2% in the first six months of 1996. Contract Seating product's gross margin was unchanged. The Casual product line had improved gross margins in the first six months of 1997, due to greater operating efficiencies from increased sales volumes and favorable raw material costs. The RTA product line gross margin declined by 0.2 percentage points. The Company has reduced manufacturing overhead, labor and material costs in the RTA product line to offset the decline in sales volume. These factors have allowed the Company to minimize the impact on margins at a lower level of sales.

Selling, General and Administrative Expenses:     Selling, general and
administrative expenses decreased from the first six months of 1996 by $1.3 million for the first six months of 1997 primarily due to a decreased allowance for doubtful accounts.

Operating Income:     As a result of the above, operating income
increased by $2.4 million to $10.2 million (13.8% of net sales) in the first six months of 1997 as compared to $7.8 million (10.5% of net sales) in the first six months of 1996.

Interest Expense:     The Company's interest expense decreased $332,000
in the first six months of 1997 compared to the same period in 1996. As of June 27, 1997, the Company had reduced its debt by $15.7 million since December 31, 1996, and by $3.2 million since June 28, 1996.

Provision for Income Taxes:     The Company's 1997 effective tax rate of
38.5% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. For the first six months of 1996, the effective tax rate was 38.3% which is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.


SEASONALITY AND QUARTERLY INFORMATION

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, interest rate levels and credit availability.

Sales of Casual products are typically higher in the second and fourth quarters of each year, primarily as a result of: (1) high retail demand for casual furniture in the second quarter, preceding the summer months, and (2) the impact of special sales programs on fourth quarter sales. The Company's Casual product sales will also be affected by weather conditions during the peak retail selling season with a resulting impact on consumer purchases of outdoor furniture products.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.


LIQUIDITY AND CAPITAL RESOURCES

The WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At June 27, 1997, the Company had $31.2 million of working capital and $21.9 million of unused and available funds under its credit facilities ($12.8 million of unused and available funds on July 1, 1997 after giving effect to the June 1996 amendment described below). Even though the Company has repurchased stock at a total cost of $13.8 million since June 28, 1996, the Company has reduced its outstanding indebtedness by $3.2 million since that date.

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

In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow under its acquisition line of credit to purchase shares of the Company's common stock (see Note 4 to the Consolidated Financial Statements). As of June 27, 1997 there was $2.1 million available for such repurchases.

Cash Flows From Operating Activities:     For the first six months of
1997, cash provided by operating activities was $16.5 million, compared to cash provided of $14.7 million in the first six months of 1996. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable. Also, the improvement in cash provided by operations in the first six months of 1997 compared to 1996 benefited from the overall improvement in profits.


Cash Flows From Investing Activities:     WinsLoew's net cash used in
investing activities was $444,000 during the first six months of 1997 compared to $443,000 in 1996.


Cash Flows From Financing Activities:     Net cash used in financing
activities was $16.0 million in the first six months of 1997 compared to $13.8 million in the first six months of 1996. In the first six months of 1997, increased cash flows from the overall improvement in profits and volume, primarily in the Casual and Contract Seating product lines, were used to reduce the Company's debt. The Company retired 50,000 shares at a cost of $489,000 (see Note 4 to the Consolidated Financial Statements).

At June 28, 1996, the Company has no material commitments for capital expenditures.


FOREIGN EXCHANGE FORWARD CONTRACTS

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1997 by entering into foreign currency forward contracts in March 1997 with a value of $1.1 million, maturing at approximately $120,000 per month. The Company did not incur significant gains or losses from these foreign currency transactions.


Part II.    Other Information


Item 1.     Legal Proceedings

The Company is, from time to time, involved in routine litigation. No such routine litigation in which the Company is presently involved is material to its financial position, results of operations, or liquidity.


Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The Registrant held its Annual Meeting of Shareholders on June 11, 1997

            (b)   Not applicable

            (c) (1) The matters voted on at the Annual Meeting of Shareholders was Class III directors and the tabulation of votes on such matters are as follows

                                                              Broker
                  Name                For         Withheld    Non-Votes
                  ------------------------------------------------------
                  Peter C. Brockway   6,879,938   21,930      0
                  Henry C. Cheek      6,879,938   21,930      0
                  M. Miller Gorrie    6,879,938   21,930      0


                 (2) Adoption of the 1997 Stock Option Plan

                                                              Broker
                  For           Against      Abstentions      Non-Votes
                  -----------------------------------------------------
                  6,159,229     550,608      129,774          62,257


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 11 - Computation of Earnings Per Share
                 Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    WINSLOEW FURNITURE, INC.



                                    /s/ Bobby Tesney
                                    ----------------
July 23, 1997                       BOBBY TESNEY
                                    President and
                                    Chief Executive Officer




                                    /s/ Vincent A. Tortorici, Jr.
                                    -----------------------------
July 23, 1997                       VINCENT A. TORTORICI, Jr.
                                    Chief Financial Officer


                             E X H I B I T
                                   11



                       WinsLoew Furniture, Inc.
                            June 27, 1997



Exhibit 11 - Computation of Earnings per Share

(In thousands, except per share amount)
                                                           Year to Date
                                     Quarters ended        period ended
                                   ------------------   ------------------
                                   June 27,  June 28,   June 27,  June 28,
                                     1997      1996       1997      1996
                                   --------  --------   --------  --------
PRIMARY
Average shares outstanding           7,456     8,967      7,449     8,967
Net effect of dilutive stock
   options based on the treasury
   stock method of using the
   average market price for the
   quarter                              46        --         49        --
                                  --------  --------   --------  --------
     Total                           7,502     8,967      7,498     8,967
                                  ========  ========   ========  ========
     Net Income                     $4,504    $3,618     $5,322    $3,708
                                  ========  ========   ========  ========
     Net Income per share            $0.60     $0.40      $0.71     $0.41
                                  ========  ========   ========  ========



FULLY DILUTED
Average shares outstanding           7,456     8,967      7,449     8,967
Net effect of dilutive stock
   options based on the treasury
   stock method using teh higher
   of the quarter end market price
   or average market price for the
   quarter                              63        --         65        --
                                  --------  --------   --------  --------
     Total                           7,519     8,967      7,514     8,967
                                  ========  ========   ========  ========
     Net Income                     $4,504    $3,618     $5,322    $3,708
                                  ========  ========   ========  ========
     Net Income per share            $0.60     $0.40      $0.71     $0.41
                                  ========  ========   ========  ========