Form 10-Q
period 1997-09-26
WINSLOEW FURNITURE INC
filed 1997-10-27
CIK 931814

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended   September 26, 1997
                             --------------------

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
                                                      -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                     Shares Outstanding at October 27, 1997
    ---------------               --------------------------------------
    $ .01 par value                            7,523,358


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


               WinsLoew Furniture Inc. and Subsidiaries
                      Consolidated Balance Sheets


(In thousands)
                                      September 26,  December 31,
                                           1997          1996
                                      -------------  ------------
                                       (Unaudited)
ASSETS
Cash and cash equivalents               $  2,333      $    897
Accounts Receivable, less
   allowance for doubtful accounts        18,426        27,203
Inventories                               14,938        20,714
Prepaid expenses and deferred
   income taxes                            3,989         3,893
                                        --------      --------
   Total current assets                   39,686        52,707

Property, plant and equipment, net        15,416        17,725
Goodwill, net                             29,156        29,826
Other assets                                 981         1,150
                                        --------      --------
   Total Assets                         $ 85,239      $101,408
                                        ========      ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current portion of long-term debt       $    805      $  1,957
Accounts payable                           5,011         4,640
Other accrued liabilities                  7,357         5,958
                                        --------      --------
   Total current liabilities              13,173        12,555

Long-term debt, net of
   current portion                        14,015        38,776
Deferred income taxes                      1,805         1,677
                                        --------      --------
   Total liabilities                      28,993        53,008
                                        --------      --------
Stockholders' equity:
Preferred stock, par value $.01
   per share, 5,000,000 shares
   authorized, none issued                    --            --
Common stock, par value $.01
   per share, 20,000,000 shares
   authorized, 7,523,358 and
   7,481,783 shares issued and
   outstanding at September 26, 1997
   and December 31, 1996
   respectively                               75            75
Additional paid-in capital                24,785        24,543
Retained Earnings                         31,386        23,782
                                        --------      --------
   Total stockholders' equity             56,246        48,400
                                        --------      --------
   Total liabilities and stockholders
      equity                            $ 85,239      $101,408
                                        ========      ========

                       See accompanying notes

               WinsLoew Furniture Inc. and Subsidiaries
                  Consolidated Statements of Income
                              (Unaudited)

(In thousands except per share amounts)

                            Third Quarter Ended       Nine Months Ended
                            --------------------      -------------------
                            Sept 26,    Sept 27,      Sept 26,   Sept 27,
                              1997        1996          1997       1996
                            --------   ---------      --------   --------
Net sales                    $35,467     $37,332      $109,122   $112,203
Cost of sales                 24,588      26,094        73,558     76,885
                            --------   ---------      --------   --------
      Gross profit            10,879      11,238        35,564     35,318

Selling, general and
   administrative              6,268       7,020        20,200     22,209
Amortization                     299         297           894      1,343
                            --------   ---------      --------   --------
      Operating Income         4,312       3,921        14,470     11,766
Interest expense                 590         682         2,092      2,516
                            --------    --------      --------   --------
      Income before
        income taxes           3,722       3,239        12,378      9,250

Provision for income
   taxes                       1,440       1,119         4,774      3,422
                            --------    --------      --------   --------
Net income                   $ 2,282     $ 2,120      $  7,604   $  5,828
                            ========    ========      ========   ========

Net income per share           $0.30       $0.25         $1.01      $0.66
                            ========    ========      ========   ========

Weighted average number of
    shares                     7,602       8,589         7,531      8,843
                            ========    ========      ========   ========

                       See accompanying notes.

               WinsLoew Furniture Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)


(In thousands)

                                                Nine Months Ended
                                            ------------------------
                                             Sept 26,      Sept 27,
                                               1997          1996
                                            ---------      ---------
Cash provided by (used in):
Operating activities:

Net income                                     $7,604         $5,828
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Depreciation and amortization                   2,427          2,854
Changes in operating assets and liabilities,
   net effects from dispositions:
     Accounts receivable                        8,777          7,744
     Inventories                                4,813           (667)
     Prepaid expenses and deferred
       income taxes                              (323)            84
     Other assets                                 (55)          (158)
     Accounts payable                             456          2,604
     Other accrued liabilities                  1,703          1,920
     Deferred income taxes                        128            255
                                              -------        -------
       Total adjustments                       17,926         14,636
                                              -------        -------
         Net cash provided by operating
           activities                          25,530         20,464
                                              -------        -------


Investing activities:
Capital expenditures, net of disposals
     and reserves                                (542)          (869)
Proceeds from disposition of business           2,119             --
                                              -------        -------
         Net cash provieded by investing
           activities                           1,577           (869)
                                              -------        -------


Financing activities:
Net repayments under revolving
  credit agreements                           (23,890)       (14,241)
Payments on long-term debt                     (2,023)        (2,297)
Repurchase and cancellation of stock             (489)        (2,820)
Proceeds from issuance of common stock, net       731             --
                                              -------        -------
         Net cash (used in)
          financing activities                (25,671)       (19,358)
                                              =======        =======
Net increase in cash and cash equivalents       1,436            237
Cash and cash equivalents at beginning
     of year                                      897            396
                                              -------        -------
Cash and cash equivalents at end of period     $2,333           $633
                                              =======        =======
Supplemental disclosures:
   Interest paid                               $  416         $2,177
   Income taxes paid                           $3,466         $3,395
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
(which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods.
The results of operations are presented for the Company's third quarter which is from June 28 through September 26, 1997 and for the nine month period which is from January 1 through September 26, 1997. The results of operations for these two periods are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)
                             September 26,        December 31,
                                 1997                 1996
                             -------------        ------------
Raw materials                    $8,811               $9,639
Work in process                   1,798                3,685
Finished goods                    4,329                7,390
                             -------------        -------------
                                $14,938              $20,714
                             =============        =============

3.  Long-term Debt

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit. The amendment reduces the amount available under its revolving credit line to $20 million effective July 1 each year through December 31.
The Company may, at its option, elect to increase the revolving credit line at January 1 to a maximum of $40 million. For the period July 1, 1997 through December 31, 1997, the Company's maximum revolver is $20 million.


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

5.  Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported for the third quarters and nine months ended
September 26, 1997 and September 27, 1996.

6.   Dispositions

During the third quarter of 1997, the Company disposed of certain assets of its wrought iron business in its casual furniture product line generating proceeds of $2,119,000.
This business accounted for approximately $5,701,000 and $7,938,000 of revenue in the year to date periods ended
September 26, 1997 and September 27, 1996, respectively, and $915,000 and $2,538,000 for the quarters ended
September 26, 1997 and September 27, 1996, respectively.
The operating income for this business is not material to consolidated operating income. The Company recorded approximately $230,000 of costs associated with the sale in selling, general and administrative expenses during the quarter.

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


Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                                  Three Months Ended
                   -----------------------------------------------------
                      September 26, 1997            September 27, 1996
                   ------------------------    -------------------------
                    Net      Gross    Gross     Net      Gross    Gross
                    Sales    Profit   Margin    Sales    Profit   Margin
                   -------------------------   -------------------------
Casual furniture   $13,116  $ 5,202   39.7%     $13,218  $ 4,970   37.6%
Contract seating    14,869    4,662   31.4%      11,892    3,414   28.7%
RTA furniture        7,482    1,015   13.6%      12,222    2,854   19.1%
                   -------   ------             -------   ------
Total              $35,467  $10,879   30.7%     $37,332  $11,238   30.1%
                   =======   ======             =======   ======


                                    Nine Months Ended
                   -----------------------------------------------------
                        September 26, 1997         September 27, 1996
                   ------------------------    -------------------------
                    Net      Gross    Gross     Net      Gross    Gross
                    Sales    Profit   Margin    Sales    Profit   Margin
                   -------------------------   -------------------------
Casual furniture   $44,974  $18,698   41.6%     $44,790  $17,834   39.8%
Contract seating    43,671   13,030   29.8%      35,880   10,400   29.0%
RTA furniture       20,477    3,836   18.7%      31,533    7,084   22.5%
                   -------   ------             -------   ------
Total             $109,122  $35,564   32.6%    $112,203  $35,318   31.5%
                   =======   ======             =======   ======


The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                           Three Months Ended       Nine Months Ended
                          --------------------     --------------------
                           Sept 26,   Sept 27,      Sept 26,   Sept 27,
                             1997       1996          1997       1996
                          ---------   --------     ---------   --------
Gross margin                  30.7%      30.1%         32.6%      31.5%
Selling, general and
   administrative expense     17.7%      18.8%         18.5%      19.8%
Amortization                   0.8%       0.8%          0.8%       1.2%
Operating income              12.2%      10.5%         13.3%      10.5%
Interest expense, net          1.7%       1.8%          1.9%       2.2%
Income before income taxes    10.5%       8.7%         11.3%       8.2%
Net income                     6.4%       5.7%          7.0%       5.2%



Comparison of Third Quarters Ended September 26, 1997 and
September 27, 1996

Net Sales:	After giving effect to the facility sold
during the quarter, two of the Company's three product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 25.0% due to growth in the core business and increased demand from lodging industry customers. Excluding sales for the wrought iron business sold during the quarter, casual sales for the remaining residential and contract aluminum products increased 14.2%. Management attributes the increase to its high quality and innovative designs resulting in existing retail customers allocating more floor space. This required larger inventories of the Company's residential casual aluminum furniture. RTA product line sales decreased by 38.8% in the third quarter of 1997 due to fewer purchases by mass merchants and the continued futon industry consolidation. WinsLoew's consolidated net sales for the third quarter of 1997 decreased $1,865,000 or 5.0%, to $35.5 million from $37.3 million in 1996.

Gross Margin:	Consolidated gross margin increased to 30.7%
in the third quarter of 1997, compared to 30.1% in the third quarter of 1997. Each of the Company's product lines experienced increases in gross margin, except for RTA. The Casual product line had improved gross margins in the third quarter of 1997, due to improved operating efficiencies and lower raw material costs. The Contract Seating product line also had an increase in gross margin of 2.7 percentage points due to increased volume, product mix and operating efficiencies. The RTA gross margin decreased. This decrease was minimized due to reductions of labor, material and overhead costs.

Selling, General and Administrative Expenses:	Selling,
general and administrative expenses decreased $0.8 million from the third quarter of 1996 due to reduction in bad debt provision and decreases in selling, general and administrative expenses as a result of cost reduction programs. During the quarter, the Company recorded approximately $230,000 of costs associated with the sale of certain assets of its wrought iron business in selling, general and administrative expenses.

Operating Income:	As a result of the above, operating
income increased by $0.4 million, to $4.3 million (12.2% of net sales) in the third quarter of 1997 compared to $3.9 million (10.5% of net sales) in the third quarter of 1996.


Interest Expense:	The Company's interest expense
decreased $92,000 in the third quarter of 1997.

Provision for Income Taxes:	The Company's effective tax
rate for the third quarter of 1997 of 38.7% and 1996 third quarter of 34.5% is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization


Comparison of Nine Months Ended September 26, 1997 and
September 27, 1996

Net Sales:	For the year-to-date 1997 period, two of the
Company's three product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 21.7% due to growth in the core business and increased demand from the lodging industry. The Casual product line increased sales by 6.6%, excluding the business sold during the quarter. Management believes the increase is due to its high quality and innovative designs resulting in existing retail customers allocating more floor space. This required larger inventories of the Company's casual aluminum furniture. RTA product line sales decreased by 35.1% due to fewer purchases by mass merchants and the futon industry consolidation. WinsLoew's consolidated net sales for the first nine months of 1997 decreased $3.1 million or 2.8%, to $109.1 million from $112.2 million in the first nine months of 1996.

Gross Margin:	Consolidated gross margin increased to 32.6%
in the first nine months of 1997, compared to 31.5% in the first nine months of 1996. Contract Seating product's gross margin improved by 0.8 percentage points. The Casual product line had improved gross margins due to greater operating efficiencies from increased sales volumes and favorable raw material costs. The RTA product line gross margin declined by 3.8 percentage points. This decrease was minimized due to reductions of labor, material and overhead costs.


Selling, General and Administrative Expenses:	Selling,
general and administrative expenses decreased from the first nine months of 1996 by $2.0 million for the first nine months of 1997 primarily due to a decreased allowance for doubtful accounts and decreases in selling, general and administrative expenses as a result of cost reduction programs. During the period, the Company recorded approximately $230,000 of costs associated with the sale of certain assets of its wrought iron business in selling, general and administrative expenses.


Operating Income:	As a result of the above, operating
income increased by $2.7 million to $14.5 million (13.3% of net sales) in the first nine months of 1997 as compared to $11.8 million (10.5% of net sales) in the first nine months of 1996.

Interest Expense:	The Company's interest expense
decreased $424,000 in the first nine months of 1997 compared to the same period in 1996. As of September 26, 1997, the Company had reduced its debt by $25.9 million since December 31, 1996, and by $10.6 million since
September 27, 1996.

Provision for Income Taxes:	The Company's 1997 effective
tax rate of 38.6% and 37.0% in 1996 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

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


Liquidity and Capital Resources

WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings.
The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 26, 1997, the Company had $26.5 million of working capital and $19.4 million of unused and available funds under its credit facilities. Even though the Company has repurchased stock at a total cost of $11.0 million since September 27, 1996, the Company has reduced its outstanding indebtedness by $10.6 million since that date.

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

In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow under its acquisition line of credit to purchase shares of the Company's common stock
(see Note 4 to the Consolidated Financial Statements). As of September 26, 1997 there was $2.1 million available for such repurchases.



Cash Flows From Operating Activities:	For the first nine
months of 1997, cash provided by operating activities was $26.6 million, compared to cash provided of $20.5 million in the first nine months of 1996. During the first four months of each year, accounts receivable in the Casual
Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable. Also, the improvement in cash provided by operations in the first nine months of 1997 compared to 1996 benefited from the overall improvement in profits.


Cash Flows From Investing Activities:	WinsLoew's net cash
provided by investing activities was $776,000 during the first nine months of 1997 compared to cash used of $869,000 in 1996.


Cash Flows From Financing Activities:	Net cash used in
financing activities was $25.7 million in the first nine months of 1997 compared to $19.4 million in the first nine months of 1996. In the first nine months of 1997, increased cash flows from the overall improvement in profits and volume, primarily in the Casual and Contract
Seating product lines, were used to reduce the Company's debt. The Company retired 50,000 shares at a cost of $489,000 (see Note 4 to the Consolidated Financial
Statements).

At September 26, 1997, the Company has no material commitments for capital expenditures.


Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins.
The Company elected to hedge a portion of its exposure to purchases made in 1997 by entering into foreign currency forward contracts with a value of $2.6 million at September
1997. The Company did not incur significant gains or losses from these foreign currency transactions.

Safe Harbour Statement

This presentation contains certain forward-looking which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These risks include, but are not limited to, raw material costs and the ability to pass price increases to customers in a timely fashion; industry over capacity; product acceptance; cyclical fluctuations based on economic conditions, including its effect on consumer behavior, preferences, and confidence; the level of discretionary spending; housing activity; interest rates; and adverse weather conditions; etc. All forward-looking statements should be considered in light of these risks and uncertainties.


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







					WINSLOEW FURNITURE, INC.




                              /s/ Bobby Tesney
                              ----------------
October 27, 1997              BOBBY TESNEY
                              President and Chief Executive Officer




                              /s/ Vincent A. Tortorici, Jr.
                              -----------------------------
October 27, 1997              VINCENT A. TORTORICI, Jr.
                              Chief Financial Officer



                             E X H I B I T
                                   11



                       WinsLoew Furniture, Inc.
                           September 26, 1997



Exhibit 11 - Computation of Earnings per Share

(In thousands, except per share amount)
                                                           Year to Date
                                     Quarters ended        period ended
                                   ------------------   ------------------
                                   Sept 26,  Sept 27,   Sept 26,  Sept 27,
                                     1997      1996       1997      1996
                                   --------  --------   --------  --------
PRIMARY
Average shares outstanding           7,508     8,589      7,469     8,843
Net effect of dilutive stock
   options based on the treasury
   stock method of using the
   average market price for the
   quarter                              94        --         62        --
                                  --------  --------   --------  --------
     Total                           7,602     8,589      7,531     8,843
                                  ========  ========   ========  ========
     Net Income                     $2,282    $2,120     $7,604    $5,828
                                  ========  ========   ========  ========
     Net Income per share            $0.30     $0.25      $1.01     $0.66
                                  ========  ========   ========  ========



FULLY DILUTED
Average shares outstanding           7,508     8,589      7,469     8,843
Net effect of dilutive stock
   options based on the treasury
   stock method using the higher
   of the quarter end market price
   or average market price for the
   quarter                             125        --        131        --
                                  --------  --------   --------  --------
     Total                           7,633     8,589      7,600     8,843
                                  ========  ========   ========  ========
     Net Income                     $2,282    $2,120     $7,604    $5,828
                                  ========  ========   ========  ========
     Net Income per share            $0.30     $0.25      $1.00     $0.66
                                  ========  ========   ========  ========