Form 10-K
period 1997-12-31
WINSLOEW FURNITURE INC
filed 1998-03-27
CIK 931814

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

FORM 10-K

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [Fee Required]

For the fiscal year ended            December 31, 1997
                          -------------------------------------
                                          or
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from              to
                            --------------  -----------------

Commission file number              0-25246
                      -----------------------------------------




                           WINSLOEW FURNITURE, INC.
            (Exact name of registrant as specified in its charter)

        Florida                                       63-1127982
----------------------------------                --------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

201 Cahaba Valley Parkway, Pelham, Alabama               35124
------------------------------------------          ------------------
(Address of principal executive offices)               (Zip Code)

	(Registrant's telephone number, including area code) (205) 403-0206

	Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

	Securities registered pursuant to Section 12(g) of the Act:

                                        Name of each exchange
	Title of each class	   	on which registered
        ------------------------        ----------------------
	Common Stock,
        $.01 par value per share        Nasdaq National Market


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                              -------     -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [    ]

The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 27, 1998, was approximately $98,959,828 based on a $19.00 closing sale price for the Common Stock quoted on the Nasdaq National Market System on such date. For purposes of this computation, all executive officers, directors, and 5% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of February 27, 1998, was 7,542,258.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III hereof.









INDEX TO ITEMS

Part I  	                                                         Page

Item 1.  Business.........................................................  3

Item 2.  Properties....................................................... 14

Item 3.  Legal Proceedings................................................ 15

Item 4.  Submission of Matters to a Vote of Security Holders.............. 15


Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters ............................................. 16

Item 6.  Selected Financial Data.......................................... 17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 19

Item 8.  Financial Statements and Supplementary Data...................... 26

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................. 42


Part III

Item 10. Directors and Executive Officers of the Registrant............... 42

Item 11. Executive Compensation........................................... 42

Item 12. Security Ownership of Certain Beneficial Owners and
         Management........................................................42

Item 13. Certain Relationships and Related Transactions................... 42


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K......................................................... 43

Signatures................................................................ 46

PART I

ITEM 1. Business


GENERAL

     WinsLoew Furniture, Inc. (the "Company" or "WinsLoew") designs, manufactures and distributes casual furniture, contract seating and ready-to-assemble ("RTA") furniture.

Casual Furniture. WinsLoew produces and distributes casual furniture for both the residential and contract markets. WinsLoew's residential products are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. WinsLoew markets its residential products through independent sales representatives primarily to specialty patio stores, department stores and furniture stores. WinsLoew's contract products are constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. Contract products are marketed primarily through an in-house sales force, primarily to apartment developers and management companies, hospitality providers (hotel, motel, restaurants, country clubs and resorts), and city and state municipalities. During the third quarter of 1997, the Company disposed of certain assets of its Lyon Shaw wrought iron furniture manufacturing business in the casual furniture product line (See Note 3 of Notes to the Financial Statements).

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

RTA Furniture. WinsLoew's RTA products consist of a promotionally priced product line, upper priced ergonomically designed products and extensive line of futons and related accessories. Futons (as used herein) consists of a frame, mattress and cover which easily converts from a comfortable sofa to a bed. WinsLoew designs, manufactures, and distributes RTA promotionally priced "spindle" and "flatline" furniture designed for household use. Products include coffee tables, end tables, wall units, desks, children's furniture and rolling carts. Distribution is primarily through mass merchants and catalog wholesalers. WinsLoew's upper priced ergonomically designed "space savers" include computer desks, work stations and modular units. Marketing of these products is through in-house and independent sales representatives to office furniture wholesalers and catalog firms. Futons are manufactured in a variety of styles and finishes, and are constructed of selected hardwood and pine. The Company manufactures the futons and accessories, including coffee tables and end tables. In addition, the Company imports a line of frames from Indonesia.
 Futon products are distributed through specialty retailers, selected mass merchants, and national accounts.

During 1997, the Company adopted a plan to dispose of its "RTA" operations and recorded a pretax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of the "RTA" operations (See Note 2 of Notes to the Financial Statements for a summary of the charges). The Company plans to sell two of the businesses and is in the process of liquidating the assets related to the futon business.

PRODUCT LINES

WinsLoew has two principal product lines (Casual Furniture and Contract Seating) that are produced or distributed in 4 manufacturing locations as follows:



DIVISION AND LOCATION     PRINCIPAL PRODUCTS            PRINCIPAL CUSTOMERS

CASUAL FURNITURE:

Winston                  Residential casual           Specialty patio stores,
Haleyville, Alabama      furniture constructed        department stores and
                         of aluminum                  furniture stores


Texacraft                Contract casual              Apartment developers
Houston, Texas           furniture constructed        and management
                         of aluminum, wrought         companies, hospitality
                         iron, wood and fiberglass    providers and manufactures


Winston International    Imported residential         Specialty patio stores,
Haleyville, Alabama      casual furniture             department stores and
                         constructed of cast          furniture stores
                         aluminum and wrought iron


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

Gregson                  Traditional office and       Office furniture dealers
Liberty, North Carolina  other institutional seating  and lodging chains


     The Company's third product line, RTA, was produced and distributed out of three manufacturing facilities during 1997 as follows:


Southern Wood            Promotional RTA furniture    Mass merchandisers and
Sparta, Tennessee                                     catalog wholesalers


Continental              Ergonomically designed       Catalog firms and office
Irwindale, California    space savers for home and    furniture wholesalers
                         office use


New West                 Futons, frames, covers, and  Specialty retailers and
Cookeville, Tennessee    related accessories          selected mass
                                                      merchandisers




COMPETITIVE STRENGTHS

WinsLoew believes that it has the following competitive strengths.

Casual Furniture. Management attributes casual furniture's historical success to its: (i) commitment to producing a quality product delivered "in time and on time", (ii) emphasis on providing extensive customer service, (iii) cost-efficient manufacturing operations, (iv) innovatively styled products and merchandising programs, and (v) results-oriented management, team philosophy and culture. Management believes that WinsLoew can continue the growth it has experienced in the casual furniture line by capitalizing on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service. Specifically, WinsLoew intends to grow in its existing market through: (i) continued leadership in new products and merchandising programs, (ii) expanding existing market penetration, (iii) broadening distribution channels, (iv) developing off season products for its distribution channel and other channels, (v) expanding the Winston International division's product line.

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

RTA Furniture. WinsLoew's RTA furniture product line consists of three products: (i) promotionally priced RTA products sold directly to mass merchandisers and catalog wholesalers under the Southern Wood name, (ii) upper priced ergonomically designed "space savers", consisting of modular computer workstations, sold to catalog firms and office furniture wholesalers under the MicroCentre name, and (iii) futons, frames, covers and accessories under the New West name. Southern Wood's low cost structure is based on its use of inexpensive raw materials, its relatively low labor rates and its use of equipment to achieve cost savings. WinsLoew believes that its focused price strategy will allow the Company to maintain or increase market share and provide opportunities for product line extensions. WinsLoew believes Continental increases its opportunities for growing furniture distribution channels without incurring significant marketing and selling expenses. During 1997, the Company decided to discontinue the operation of its RTA product line and currently has the Continental and Southern Wood businesses for sale.

Also during 1997, the Company discontinued the manufacturing and distribution of futons and accessories and started the process of liquidating the assets of this operation.


BUSINESS STRATEGY

Casual Furniture

The business strategy of the Casual Division emphasizes the following elements:

Expansion of Sales and Market Share. WinsLoew's growth objectives for the casual furniture line are primarily focused on areas where WinsLoew can capitalize on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service, including: (i) new product introductions in WinsLoew's extruded and tubular aluminum and International divisions, (ii) expansion into new geographic areas, particularly west of the Rocky Mountains, and (iii) increased sales to commercial customers such as hotels, restaurants, country clubs, interior designers and apartment and hotel developers.

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

Enhanced Use of Manufacturing Capabilities. WinsLoew operates approximately 295,000 square feet of manufacturing space for casual furniture products and produces most of such products from basic raw materials using strict quality control measures. WinsLoew's vertical integration permits WinsLoew to: (i) produce a variety of chairs, tables and other furniture products, (ii) manufacture cushions and (iii) cut and assemble the fabric covers that are combined with preassembled poles to produce outdoor umbrellas. WinsLoew also maintains strict cost containment measures in order to ensure that its products are manufactured in a cost-efficient manner.

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

RTA Furniture

The business strategy of the RTA division emphasizes the following elements:

WinsLoew seeks to increase its promotional RTA product sales by marketing its products to its core customer base and to broader channels of distribution within the furniture industry, including national accounts and selected mass merchants. The Company has increased its independent sales representative force and prepared new sales literature. Continental Engineering is in the process of increasing its product offering of ergonomically designed furniture, strengthening its in-house sales force and making its products available through broader channels of distribution. In each of these operations, WinsLoew seeks to take advantage of its position as a low cost producer.

During 1997, the Company adopted a plan to dispose of its "RTA" operations and recorded a pretax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of the "RTA" operations (See Note 2 of Notes to the Financial Statements for a summary of the charges). The Company plans to sell two of the businesses and is in the process of liquidating the assets related to the futon business.

PRODUCTS

WinsLoew designs, manufactures and distributes two principal product lines: (i) casual furniture for both the residential and contract markets and (ii) contract seating designed for restaurant, lodging, office or other general institutional use. During 1997, the Company decided to discontinue its RTA product line.

Casual Furniture

WinsLoew's casual furniture products for residential use consist principally of medium to upper-medium priced indoor and outdoor furniture sold under three brand names: "Winston" residential extruded and tubular aluminum furniture, "Texacraft" contract casual furniture, and "Winston International" imports casual furniture. WinsLoew currently manufactures and sells numerous style collections that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges and accessory pieces such as ottomans, cocktail tables, end tables, tea carts and umbrellas. WinsLoew offers extruded and tubular aluminum with glider action, adjustable positions and rocking and swivel motions. WinsLoew's casual seating products feature cushions and vinyl strapping in a variety of colors and patterns. All of WinsLoew's casual furniture products feature a durable painted finish which is also offered in a wide selection of colors. The suggested retail prices for a table and four chairs currently range from approximately $600 to $1,400.

WinsLoew's casual contract products include chairs, chaise lounges, tables and umbrellas constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. WinsLoew's casual contract products include a selection of restaurant and outdoor seating and site furnishings. Casual contract products are marketed through Company and independent sales representatives, primarily to apartment developers and management companies, hospitality providers (hotel, motel, restaurants, country clubs, and resorts) and city and state municipalities.

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

Contract Seating

WinsLoew's contract seating products (other than the casual contract products described above) include wood, metal and upholstered chairs, as well as reception area love seats and sofas. WinsLoew's broad product line consists of numerous distinct models of chairs in contemporary, traditional and transitional styles. WinsLoew's general merchandising strategy for contract seating is to provide innovative seating products that are practical, comfortable, sturdy and moderately priced.

Wood frames are produced from a variety of wood species and are finished with one of WinsLoew's numerous standard colors or can be finished to customer's specification. WinsLoew's metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. WinsLoew maintains an inventory of unassembled chair components that enables it to respond quickly to large quantity orders in a variety of finish and fabric combinations. See " --- Manufacturing."

WinsLoew believes that an important element of its success in the contract seating business is its long-standing and frequently exclusive relationships with leading Italian design firms, as well as its proven ability to offer innovative products that are sturdy, aesthetically appealing and scaled for the United States market. This belief is based upon WinsLoew's extensive industry experience and discussions with key customers, sales representatives and competitors. WinsLoew continually reviews and reconsiders its contract furniture designs, and annually adds and deletes designs as it deems appropriate to address perceived marketing opportunities. WinsLoew generally begins the design process by identifying marketing needs and conceptualizing product ideas through regular meetings of its senior management team. Reflecting its focus on both sales and manufacturing, WinsLoew also solicits opinions with respect to trends in styles, colors and other design elements from its sales representatives, customers, and employees prior to final design selection. Preliminary sketches are provided to either WinsLoew's manufacturing personnel or WinsLoew's European suppliers, who in turn engineer the product's construction and produce one or more prototypes in preparation for actual full-scale production. New products are generally introduced at national or regional furniture markets. WinsLoew's custom design capabilities also allow it to modify styles, materials and production in order to provide customers with products that meet their particular needs.

RTA Furniture

WinsLoew's promotionally priced RTA furniture "spindle" products include coffee tables, end tables, wall units, desks, chairs, children's furniture and rolling carts. Promotionally priced furniture products also include "flatline" products such as bookcases and wall units. RTA products also include ergonomically designed "space savers", including modular desk and computer workstations. WinsLoew's futon products consisted of futons (mattresses), frames, covers and related accessories. Frames were constructed of hardwood and pine, and came in a variety of sizes. Hardwood frames were finished in a variety of stains, while pine frames were unfinished. Futons were constructed of fabric shells stuffed with foam and cotton. Covers for futons were available in a variety of fabrics. Accessories included ottomans, end tables and cocktail tables. Frames were sold unassembled in a box containing all components, hardware, and instructions necessary for assembly. In addition to manufactured frames, the Company imported and distributed frames that accounted for approximately one half of the frames sold.

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

MANUFACTURING

Casual Furniture

WinsLoew has manufacturing facilities for casual furniture products in Haleyville, Alabama, and Houston, Texas. The facilities in Haleyville manufacture extruded and tubular aluminum casual furniture and most related accessories, including cushions and umbrellas. In the Houston facility, the Company manufactures extruded and tubular aluminum, steel and wood furniture. WinsLoew's goal at its facilities is to produce a high quality product at the lowest possible manufacturing cost and deliver it in a timely manner to dealers. WinsLoew's international products are manufactured in Mexico. See "-- -Marketing and Sales."

Winston Division - Haleyville, Alabama. WinsLoew's aluminum furniture manufacturing facility in Haleyville manufactures goods exclusively to order. Products are normally shipped on the day completed, eliminating the need to maintain finished goods inventory. WinsLoew provides timely delivery service by typically shipping goods within three weeks after credit approval.

In the manufacturing process, extruded aluminum tubes are cut to size and shaped or bent in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding.
 After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. WinsLoew then adds vinyl strapping, cushions, fabric slings, or other accessories to the finished frame, as appropriate. The product is then packaged with umbrellas, tempered glass and other accessories, as applicable, and shipped to the customer.

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

Loewenstein Division - Pompano Beach, Florida. This facility assembles and finishes to customer order most of WinsLoew's contract seating products (other than the casual contract products described above). Component parts are either purchased from a variety of suppliers, including a number of European manufacturers, or manufactured by WinsLoew's Gregson division. The principal elements of wood chair assembly include: (i) frame glue-up, (ii) sanding, (iii) seat assembly (in which upholstered seats are constructed from component bottoms, foam padding and cloth coverings) and (iv) painting/lacquering. To provide consistency and speed in this finishing process, WinsLoew utilizes a state-of-the-art conveyorized paint line with electrostatic spray guns and a three-dimensional ultraviolet drying system. For upholstered products, the specified fabric cloth is stretched to the chair frame over foam padding.
Metal chairs are generally assembled from imported components. After rework and leveling, chairs are cartoned to prevent damage in transportation. The manufacturing process also includes a number of product inspections and other quality control procedures.

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



RTA Furniture

Southern Wood Division - Sparta, Tennessee. This facility constructs RTA furniture from high density particle board, dowels and wood scrap materials. The particle board is available from various manufacturers. For "spindle" furniture, the dowels and wood scrap materials are available from various sources and are generally the by-product of other processes such as the production of wooden tool handles and dimension stock. WinsLoew is generally able to purchase these scrap materials at an attractive cost because the primary alternative use for such materials is as a waste fuel source. A wood grain pattern is imprinted on the particle board using a laminating process, and these boards are then cut to the proper length and width, shaped and completed with plastic molding. Spindles are produced by automated lathes, sanded, stained and lacquered. Each piece of furniture is individually boxed and includes board, spindles, bolts and assembly instructions. This business is currently being held for sale.

Continental - Irwindale, California. This facility designs and manufactures ergonomically designed "space savers", modular computer desks and workstations. The particle board is laminated and then cut and drilled, if necessary, on automated machinery. The board moves from station to station on a conveyor system, which moves material through the facility. The individual pieces then have the appropriate hardware attached, and then are boxed along with assembly instructions. This business is currently being held for sale.

New West Futon Division - Sparta, Tennessee. During 1997, this facility manufactured futons, chairs, tables and related accessories marketed under the New West trademark. The futon unit consisted of three distinct components: frame, mattress and cover. Each of these components were manufactured, although WinsLoew purchased some items both domestically and overseas. Dimension stock was then assembled as a frame and one of a variety of finishes was applied to the frame. The mattress was produced with specialized equipment and was usually filled with cotton. however, upgrades included polyurethane foam and pocketed coil springs. Finally, covers, in a wide variety of fabric options (including the customer's own materials), were cut and sewn to fit the mattress. Each of these components were then boxed and sold separately or in combination. As of November 21, 1997, this operation was closed down and its assets are in the process of being liquidated.

Manufacturing Capacity

Management believes that the Company's manufacturing facilities in the casual and contract seating product lines are currently operating, in the aggregate, at approximately 75% of capacity, assuming a one-shift basis. Management considers the Company's present manufacturing capacity to be sufficient for the foreseeable future and believes that, by adding multiple shift operations, the Company can significantly increase the total capacity of its facilities to meet growing product demand with minimal additional capital expenditures. In addition, the Company engages in an ongoing maintenance and upgrading program, and considers its machinery and equipment to be in good condition and adequate for the purposes for which they are currently used.

The Company plans to dispose of its futon division facilities in Tennessee.


MARKETING AND SALES

Casual Furniture

WinsLoew markets its residential casual furniture products throughout the United States, Canada and the Caribbean. Substantially all of WinsLoew's residential sales are currently made to customers located east of the Rocky Mountains. WinsLoew's residential products are marketed to approximately 800 active customers, including specialty patio stores, full-line furniture retailers, and department stores. WinsLoew also sells its contract casual products to certain commercial end-users such as hotels, restaurants, country clubs, exporters, interior designers and developers of apartments and motels.

Substantially all of WinsLoew's residential products are sold through approximately 30 independent manufacturer's representatives. Each representative: (i) is assigned a territory in which to promote, solicit and sell WinsLoew's products, (ii) agrees to assist in the collection of receivables and adjustment of any complaints with regard to his or her sales and (iii) receives commissions based on the net sales made in his or her territory. WinsLoew determines the prices at which its products will be sold and may refuse to accept any orders submitted by a sales representative for credit-worthiness or other reasons. WinsLoew's representatives may carry other products which do not directly compete with WinsLoew's product lines. WinsLoew has long-standing relationships with most of its representatives.

WinsLoew's marketing program assists its representatives in various ways, including: (i) holds exhibitions at national and regional furniture shows and leases a year-round showroom at the Merchandise Mart in Chicago, Illinois, (ii) provides retailers with annual four-color catalogs of its products, sample materials illustrating available colors and fabrics, point of sale materials and special sales brochures, (iii) provides information directly to representatives at annual sales meetings attended by senior management and manufacturing personnel, (iv) maintains a customer service department which ensures that WinsLoew promptly responds to the needs and orders of WinsLoew's customers, (v) maintains regular contact with key retailers and (vi) conducts ongoing surveys to determine dealer satisfaction. WinsLoew's casual contract products are marketed nationally through a team of company and independent sales representatives.

The Winston International division of WinsLoew was organized primarily for the purpose of distributing casual furniture products that are not manufactured by WinsLoew. Winston International's current product offerings include a line of cast aluminum products. This product line is inventoried, distributed and administered in Haleyville, Alabama.

Contract Seating

WinsLoew's hospitality and other institutional contract seating products are sold primarily to architectural design firms, restaurant, lodging chains, office furniture dealers and retail store planners. WinsLoew's office and other institutional seating products are sold primarily to office furniture dealers and lodging chains. Substantially all of WinsLoew's contract seating products are sold through approximately 40 independent sales representative organizations that employ approximately 100 sales associates. Each sales representative: (i) promotes and sells WinsLoew's products in an assigned territory, (ii) assists WinsLoew in responding to customer service request and
(iii) receives commissions based on the net sales made in his or her territory. WinsLoew determines the prices at which its products will be sold, and may refuse to accept any orders submitted by a sales representative for creditworthiness or other reasons.

WinsLoew's marketing program assists its representatives in various ways, including: (i) holds exhibitions at national shows, (ii) provides its representatives and customers with four color catalogs of its products, (iii) provides information to representatives at sales meetings and (iv) maintains a customer service department that ensures WinsLoew promptly responds to the needs and orders of customers.

RTA Furniture

WinsLoew's promotional RTA furniture products are sold primarily by outside sales representatives. The Company distributes price lists and catalogs of its products. Promotionally priced RTA products are sold primarily to mass merchandisers, discounters and warehouse clubs.

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

BACKLOG

As of December 31, 1997, WinsLoew's backlog of orders was approximately $17.6 million, compared to $13.1 million at December 31, 1996. WinsLoew, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Management does not consider backlog to be predictive of future sales activity because of WinsLoew's short manufacturing cycle and delivery time, and, especially in the case of casual furniture, the seasonality of sales.

RAW MATERIALS AND FOREIGN SOURCING

WinsLoew manufactures most of its products to order from basic raw materials, and, consequently, is able to avoid carrying large amounts of finished goods inventory particularly in its casual and contract seating product lines. WinsLoew also attempts to maintain minimum levels of raw material inventory. WinsLoew's principal raw materials consist of extruded aluminum tubes, steel rods, woven vinyl fabrics, paint/finishing materials, vinyl strapping, cushion filler materials, cartons, glass table tops, component parts for contract seating, particle board and other lumber products and hardware. Although WinsLoew has no long-term supply contracts, it generally has a number of sources for its raw materials and has not experienced any significant problems in obtaining adequate supplies for its operations. Nevertheless, the purchase of aluminum is, from time to time, highly competitive, and its price, as a commodity, is subject to market conditions beyond WinsLoew's control. In addition, fluctuations in lumber prices and the costs of other raw materials have not historically had a material adverse effect on WinsLoew's results of operations.

However, there can be no assurance that future price increases will not have a material adverse effect on WinsLoew's financial condition and results of operations. Management believes that WinsLoew's policy of maintaining several sources for most supplies contributes to its ability to obtain competitive pricing.

A significant portion of the Loewenstein raw materials consist of component chair parts purchased from several Italian manufacturers. WinsLoew views its suppliers as "partners" and works with such suppliers on an ongoing basis to design and develop new products. WinsLoew believes that these cooperative efforts, its long-standing relationships with these suppliers and its experience in conducting on-site, quality control inspections provide it with a competitive advantage over many other furniture manufacturers, including a competitive purchasing advantage in times of product shortages. In addition, in the case of Italian and European suppliers, WinsLoew generally contracts for its purchases of such component parts in such manner as to minimize its exposure to foreign currency fluctuations. Although WinsLoew has close working relationships with its foreign suppliers, WinsLoew's future success may depend, in part, on maintaining such or similar relationships. Given the special nature of the manufacturing capabilities of these suppliers, in particular certain wood-bending capabilities, and sources of specialized wood types, the Loewenstein division could experience a disruption in their operations in the event of any required replacement of such suppliers. There can also be no assurance that situations beyond WinsLoew's control, including political instability, significant and prolonged foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in government policies and other factors will not have a material adverse effect on WinsLoew.

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


WinsLoew believes that it successfully competes in the furniture industry primarily on the basis of its innovatively styled product offerings and merchandising programs, the quality of its products, and WinsLoew's emphasis on providing high levels of customer service. While sales of imported, foreign-produced casual furniture have increased significantly in recent years, WinsLoew's sales have not been adversely affected because such foreign products are generally: (i) limited in design, styles and colors, (ii) of lesser quality than WinsLoew's products, (iii) marketed in the lower-end price range and (iv) not supported with competitive customer service and responsiveness to customers' needs for quick delivery.

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

WinsLoew holds several design and utility patents, and has applications pending for issuance of other design and utility patents. Since WinsLoew believes that it is an innovator of styles and designs, it is the Company's policy to apply for design and utility patents for those designs which it believes may be of significance to WinsLoew.

EMPLOYEES

At December 31, 1997, WinsLoew had approximately 797 full-time employees, of whom 25 were employed in management, 125 in sales, general, and administrative positions, and 647 in manufacturing, shipping, and warehouse positions.

The only employees subject to collective bargaining agreements are approximately 144 of WinsLoew's hourly employees in Haleyville, Alabama, who are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between WinsLoew and such union, which expires on July 31, 2001, provides that there shall be no strikes, slowdowns or lockouts. WinsLoew considers its employee relations to be good.

ENVIRONMENTAL MATTERS

WinsLoew's management believes that WinsLoew complies in all material respects with all applicable federal, state and local provisions relating to the protection of the environment. The principal environmental regulations that apply to WinsLoew govern air emissions, water quality and the storage and disposition of solvents. Compliance with environmental protection laws and regulations has not had a material adverse impact on WinsLoew's financial condition or results of operations in the past and is not expected to have a material adverse impact in the future.

On November 23, 1993, WinsLoew was named as a potentially responsible party by the United States Environmental Protection Agency ("EPA") for cleanup at the Carolawn Superfund Site in Ft. Lawn, Chester County, South Carolina. WinsLoew denied it sent any waste to the site, nor is responsible in any way for its cleanup. The EPA has produced documents showing that in 1972 (prior to the acquisition of WinsLoew's former Lyon-Shaw division), Lyon-Shaw may have had Southeastern Pollution Control, Inc. ("SEPCO") pick up waste for disposal at another site, and suspects that SEPCO may have moved some waste from that site to the Carolawn site, which it also operated. In 1987, WinsLoew purchased certain assets of Lyon-Shaw from a seller which is still in existence. The agreement did not provide for an assumption of this type of liability. Based on the percentage of the Lyon-Shaw waste to the total waste, it would appear that if WinsLoew did have any liability at the Carolawn Superfund Site, it would not exceed $4,000. In January 1998, the EPA proposed complete and final settlement at it relates to PRP where the PRP's responsibility is de mininis, and Lyon Shaw fell into this group. The Company intends to accept this settlement.

ITEM 2.  Properties

The following table provides information with respect to each of the Company's facilities:

________________________________________________________________________________
|           |          |             |Approximate|           |      |          |
|           |          |             |Building   |Approximate|      |          |
|           |          |             |Area       | Land Area | Owned|  Lease   |
|           |          |             |(square)   |  Owned    |  or  |Expiration|
| Location  | Division | Primary Use | feet)     | (acres)   |Leased|   Date   |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Pelham,    |          |             |           |           |      |          |
|  AL       |   All    |Headquarters |   11,500  |     1.8   | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Haleyville,|          |Manufacturing|           |           |      |          |
|  AL       | Winston  | and Offices |  155,000  |    17     | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Haleyville,|          |             |           |           |      |          |
|  AL       | Winston  |  Warehouse  |   20,000  |     1     | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Haleyville,|          |             |           |           |      |          |
|  AL       | Winston  |Sewing Plant |   30,000  |     1     | Owned|   N/A    |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Chicago,   | Casual   |Merchandise  |           |           |      |          |
|  IL       | Division |Mart Showroom|   12,000  |    N/A    |Leased|  8/31/02 |
|-----------|----------|-------------|-----------|-----------|------|----------|
|Houston,   |          |Manufacturing|           |           |      |          |
|  TX       |Texacraft | and Offices |   89,500  |    N/A    |Leased|  4/15/05 |
|----------------------|-------------|-----------|-----------|------|----------|
|Pompano   |           |Manufacturing|           |           |      |          |
|Beach, FL |Loewenstein| and Offices |  100,000  |    13.8   | Owned|   N/A    |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Pompano   |           |             |           |           |      |          |
|Beach, FL |Loewenstein|  Warehouse  |    6,500  |    N/A    |Leased| 12/2/95  |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Liberty,  |           |Manufacturing|           |           |      |          |
|  NC      |Gregson    | and Offices |  126,000  |     9.5   | Owned|   N/A    |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Sparta,   |Southern   |             |           |           |      |          |
|  TN      | Wood      |Manufacturing|   94,300  |    10.0   | Owned|   N/A    |
|----------|-----------|-------------|-----------|-----------|------|----------|
|Sparta/   |           |             |(three     |           |      |          |
|Cookeville|           |             |facilities)|           |      |          |
|  TN      |New West   |Manufacturing|  190,400  |    43.5   | Owned|   N/A    |
|----------------------|-------------|-----------|-----------|------|----------|
|Irwindale,|           |Manufacturing|           |           |      |          |
|  CA      |Continental| and Offices |   91,655  |     N/A   |Leased| 6/30/02  |
|__________|___________|_____________|___________|___________|______|__________|

__________________________

	For additional information with respect to the Company's lease obligations, see Note 9 of Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

Substantially all of the company's assets are currently pledged as collateral for a credit facility. See Note 4 of Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

None

PART II


ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's Common Stock has been listed for quotation on the Nasdaq National Market System under the symbol "WLFI" since January 1, 1995. The following table sets forth, for the period indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market System:

                         High        Low
1996

First Quarter..........  $6          $4 7/8

Second Quarter.........  $6          $5

Third Quarter..........  $8          $5

Fourth Quarter.........  $10 1/8     $6 7/8


1997

First Quarter..........  $11 7/8     $8 1/8

Second Quarter.........  $11         $8 3/8

Third Quarter..........  $15         $10 15/16

Fourth Quarter.........  $16 13/16   $13 5/16


As of February 27, 1998, there were approximately 117 holders of record of Common Stock. The closing sale price for the Common Stock on February 27, 1998, was $19.

The Company has not declared nor paid any cash dividends on its Common Stock, does not anticipate that any dividends will be declared nor paid in the foreseeable future, and intends to retain earnings to finance the development and expansion of the Company's operations. In addition, the Company's payment of dividends is also restricted under the terms of its credit facilities (see
Note 4 of Notes to the Company's Consolidated Financial Statements).

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


                                           Years Ended December 31,
                            ---------------------------------------------------
                              1997      1996       1995      1994       1993 (1)
                            ---------------------------------------------------
                                  (In thousands, except per share amounts)

Income Statement Data:
Net sales                   $114,749   $106,695   $ 95,443   $ 83,284   $77,789
Cost of sales                 73,329     68,757     64,999     55,878    51,265
                            --------   --------   --------   --------   -------
Gross profit                  41,420     37,938     30,444     27,406    26,524
Selling, general and
  administrative expenses     20,548     20,082     17,719     14,731    14,263
Amortization                     976      1,426      2,077      2,000     1,922
Non-recurring charges             --         --                   917     1,814
                            --------   --------   --------   --------   -------
Operating income              19,896     16,430     10,648      9,758     8,525
Interest expense               2,296      3,083      3,841      2,795     3,136
                            --------   --------   --------   --------   -------
Income from continuing
  operations before
  income taxes and
  extraordinary items         17,600     13,347      6,807      6,963    5,389
Provision for income taxes     6,686      4,822      2,739      3,068    2,172
                            --------   --------   --------   --------   -------
Income from continuing
  operations before
  extraordinary items         10,914      8,525      4,068      3,895    3,217
Income (loss) from
  discontinued operations
  net of taxes                  (471)      (241)    (7,519)     2,457    2,001
(Loss) from sale of
  discontinued operations,    (8,200)        --         --         --       --
  net of taxes
Extraordinary items               --         --       (593)        --   (1,223)
                            --------   --------   --------   --------   -------
Net income (loss)             $2,243     $8,284    ($4,044)    $6,352   $3,995
                            ========   ========   ========   ========   =======



Basic earnings (loss) per share:
Income (loss) from continuing
 operations before
 extraordinary items            $1.46      $0.98      $0.45      $0.40   $0.40
Income (loss) from
  discontinued operations,      (0.06)     (0.03)     (0.83)      0.26    0.25
  net of taxes
(Loss) from sale of
  discontinued operations,      (1.10)        --         --         --      --
  net of taxes
Extraordinary items                --         --      (0.07)        --   (0.15)
                             --------   --------   --------   --------   ------
Net income (loss) per share     $0.30      $0.95     ($0.45)     $0.66   $0.50
                             ========   ========   ========   ========   =====

Weighted average shares         7,484      8,724      9,029      9,655    8,075
                             ========   ========   ========   ========   =======

                                           Years Ended December 31,
                            ---------------------------------------------------
                              1997      1996       1995      1994       1993(1)
                            ---------------------------------------------------
                                  (In thousands, except per share amounts)

Dilutive earnings (loss)
per share:

Income (loss) from
  continuing operations
  before extraordinary items    $1.44      $0.98      $0.45      $0.40    $0.40
Income (loss) from
  discontinued operations,
  net of taxes                  (0.06)     (0.03)     (0.83)      0.26     0.25
Gain (loss) from sale of
  discontinued operations,
  net of taxes                  (1.08)        --         --         --       --
                             --------   --------   --------   --------   -------

Net income (loss) per share     $0.30      $0.95     ($0.45)     $0.66    $0.50
                             ========   ========   ========   ========   =======

Weighted average shares and
common share equivalents
outstanding                     7,563      8,730      9,029      9,655     8,075
                             ========   ========   ========   ========   =======



                                                     December 31,
                            ---------------------------------------------------
                              1997       1996       1995        1994    1993(1)
                            ---------------------------------------------------
                                                    (In thousands)
Balance Sheet Data:

Working capital              $29,337    $40,102    $43,677    $51,957  $33,984
Total Assets                  79,339     99,624    104,608    110,261   89,457
Long-term debt
(less current portion)        15,908     38,726     40,130     39,094   21,221
Total debt                    16,423     40,681     41,941     40,893   24,160
Stockholders' equity          51,026     48,400     53,228     60,680   56,536


(1)	Represents the combined results of Winston and Loewenstein, which are the predecessor companies to WinsLoew.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


General

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual furniture and contract seating furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives and are constructed of extruded and tubular aluminum and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms and restaurant and lodging chains.

During 1997 the Company adopted a plan to dispose of its RTA operations. WinsLoew's RTA products include ergonomically-designed computer workstations, which the Company denotes as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts and an extensive line of futons, futon frames and related accessories. Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers. As a result of this decision, the Company recorded a pre-tax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of the RTA operations.
The charge can be summarized as follows:

Write-off of goodwill in connection with
sale of assets                                  $ 3,902,000
Reduction of inventory value                      2,791,000
Reduction of property to net realizable
value                                             2,067,000
Reduction of accounts receivable value            1,390,000
Other liabilities / reserves                      1,050,000
Accrual for losses through disposition            1,200,000
                                                -----------
Total                                           $12,400,000
                                                ===========

The Company plans to sell two of the businesses and is in the process of liquidating the assets related to the futon business.

During 1995 the Company's Board of Director's adopted a plan to redirect the marketing and operations of certain of the Company's businesses. As a result of the changes to be implemented, the Company recorded a charge of $7.1 million for restructuring. This charge was the result of management's plan to make changes in the product lines, management, marketing focus and operational strategy in the Company's RTA product line. The plan included exiting certain markets and products.

The table below summarizes the charges for restructuring recorded in 1995:

Reduction in carrying value of
promotionally-priced seating subsidiary
held for sale                                   $2,526,000

Reduction in carrying values of
manufacturing facilities held for sale
and other asset write-downs                        848,000

Reduction in inventory values from
exiting certain futon products                   3,372,000

Severance costs for certain former
management                                         390,000
                                               -----------
Total                                           $7,136,000
                                               ===========

Management's 1995 review also identified other operating and financial issues related to ongoing operations of the Company, which were not recorded as part of the charges for restructuring. The review resulted in additional operating charges totaling $2.1 million (6.2% of net sales). These additional charges include $1.4 million for inventory which was considered excess, unusable or obsolete and $650,000 for accounts receivable which were considered uncollectable. These charges have been included in the net loss from discontinued operations in 1995. The balance of the following discussion focuses on the Company's continuing operations.

Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 1997, 1996 and 1995 for each of the Company's product lines (in thousands, except for percentages):



                  1997                    1996                    1995
          ----------------------  ----------------------  ----------------------
            Net   Gross   Gross     Net   Gross   Gross     Net   Gross   Gross
            Sales Profit  Margin   Sales  Profit  Margin   Sales  Profit  Margin
          ------- ------- ------  ------- ------- ------  ------- ------- ------
Casual
furniture $56,363 $24,164  42.9%  $58,066 $23,812  41.0%  $55,758 $19,681  35.3%

Contract
seating    58,386  17,256  29.6%   48,629  14,126  29.0%   39,685  10,763  27.1%
         --------- -------       --------- -------        -------- -------
Total    $114,749  $41,420 36.1% $106,695  37,938  35.6%  $95.443 $30,444  31.9%
         ========= =======       ========= =======        ======== =======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:



                        For the Years Ended December 31,

                                1997      1996      1995
Gross profit                    36.1%     35.6%     31.9%
Selling, general and
   administrative expense       17.9%     18.8%     18.6%
Amortization                     0.9%      1.3%      2.2%
Operating income                17.3%     15.4%     11.2%
Interest expense                 2.0%      2.9%      4.0%
Provision for income taxes       5.8%      4.5%      2.9%
Income from continuing
operations before
    extraordinary item           9.5%      8.0%      4.3%
(Loss) from discontinued
operations,
    net of taxes                (0.4%)    (0.2%)    (7.9%)
(Loss) from sale of
discontinued
   operations, net of taxes     (7.1%)     ---       ---
Extraordinary item               ---       ---      (0.6%)
Net income (loss)                2.0%      7.8%     (4.2%)



Comparison of Years Ended December 31, 1997 and 1996

Net Sales: WinsLoew's consolidated net sales for 1997 increased $8.0 million or 7.5% to $114.7 million, compared to $106.7 million in 1996. The casual product line sales increased by 7.6%, after excluding sales for the Company's wrought iron business sold during 1997. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 20.1% due to growth in the core business and increased demand from the lodging industry.

Gross Margin: Consolidated gross margin increased $3.5 million in 1997 to $41.4 million compared to $37.9 million in 1996. The casual and contract seating product lines improved gross margins in 1997 due to greater operating efficiencies, increased sales volumes and improved raw material costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $466,000 in 1997, compared to 1996, due to commissions expense and other variable costs related to the increased sales volume in 1997.

Amortization: Amortization expense decreased due to the intangible assets that became fully amortized in 1996.

Operating Income: As a result of the above, WinsLoew recorded operating income of $19.9 million (17.3% of net sales) in 1997, compared to operating income of $16.4 million (15.4% of net sales) in 1996.

Interest Expense: WinsLoew's interest expense decreased $787,000 in 1997, compared to 1996. The Company has reduced its debt by $24.3 million from December 31, 1996.

Provision for Income Taxes: WinsLoew's effective tax rate from continuing operations of 38.0% in 1997 and 36.1% in 1996 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

Comparison of Years Ended December 31, 1996 and 1995

Net Sales: The Company's consolidated net sales increased $11.3 million, or 11.8% to $106.7 million in 1996 from $95.4 million in 1995. Net sales increased in both product lines. Net sales increased in the casual furniture product line 4.1%. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 22.5% due to increased demand resulting from construction in the lodging industry.

Gross Profit: The consolidated gross margin increased to 35.6% in 1996, compared to 31.9% in 1995. The casual and contract seating product lines improved gross margins in 1996, due to greater operating efficiencies and increased sales volumes. The casual product line also experienced favorable raw material costs in 1996.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $2.4 million in 1996, compared to 1995, due to increased commissions and other variable selling costs related to the higher volume in 1996 and an increased provision for doubtful accounts.

Amortization: Amortization expense decreased due to the intangible assets that became fully amortized in 1996

Operating Income: As a result of the above, the Company's operating income was $16.4 million (15.4% of net sales) in 1996, compared to $10.6 million (11.2% of net sales) in 1995.

Interest Expense: The Company's net interest expense decreased by $758,000 in 1996, compared to 1995. The Company had reduced its debt by $10.7 million until December 31, 1996, when it purchased $9.3 million of its common stock. This stock purchase resulted in a net debt reduction in 1996 of $1.4 million. These reductions in debt levels and the Company's increased profitability have led to improved financial ratios and, in turn, allowed the Company to pay lower spreads between the base rate and LIBOR and the rates which the Company is obligated to pay its lenders. These lower spreads decreased the Company's effective interest rate below those incurred in 1995.

Income Tax Expense: WinsLoew's 1996 effective tax rate from continuing operations of 36.1% and 40.2% in 1995 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

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

Sales of casual products are typically higher in the second quarter and fourth quarters of each year, primarily as a result of the following: (i) high retail demand for casual furniture in the second quarter, preceding the summer months and (ii) the impact of special sales programs on fourth quarter sales. The Company's casual product sales can also be affected by weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products. During the third quarter of 1997, the Company sold its Lyon Shaw wrought iron division (See Note 3 of the Notes to the Financial Statements).

The following table presents the Company's unaudited quarterly data for 1997 and 1996. Such operating results are not necessarily indicative of results for future periods. WinsLoew believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with WinsLoew's Consolidated Financial Statements included elsewhere herein.

(In thousands, except per share amounts)

1997 Quarters                    First     Second      Third    Fourth
                               --------    --------   --------  --------
Net sales                      $23,136     $37,524    $27,985   $26,104
Gross profit                     7,353      14,511      9,864     9,692
Operating Income                 2,667       8,047      4,432     4,750
Interest expense                   857         645        590       204
Income from continuing
  operations                     1,093       4,565      2,350     2,906
(Loss) from discontinued
  operations                      (275)        (61)       (68)      (67)
(Loss) on sale of discontinued
  operations                        --          --         --    (8,200)
                               --------    --------   --------  --------
Net income (loss)               $  818      $4,504     $2,282   ($5,361)
                               ========    ========   ========  ========
Basic earnings per share:
  Income from continuing
  operations                     $0.15       $0.61      $0.31     $0.39
  (Loss) from discontinued
  operations (1)                 (0.04)      (0.01)     (0.01)    (0.01)
  (Loss) on sale of
  discontinued
  operations (1)                    --          --         --     (1.09)
                               --------    --------   --------  --------
  Net income (loss)              $0.11       $0.60      $0.30    ($0.71)
                               ========    ========   ========  ========
Weighted average shares          7,443       7,456      7,508     7,524
                               ========    ========   ========  ========
Diluted earnings per share:
  Income from continuing
  operations (1)                 $0.15       $0.61      $0.31     $0.38
  (Loss) from discontinued
  operations (1)                 (0.04)      (0.01)     (0.01)    (0.01)
  (Loss) on sale of
  discontinued
  operations (1)                    --          --         --     (1.07)
  Net income (loss)  (1)         $0.11       $0.60      $0.30    ($0.70)
                               ========    ========   ========  ========
Weighted average shares and
common share equivalents
outstanding                      7,495       7,502      7,602     7,630
                               ========    ========   ========  ========

1996 Quarters                    First     Second       Third    Fourth
                               --------    --------   --------  --------
Net sales                      $21,021     $34,539    $25,110   $26,025
Gross profit                     6,256      13,594      8,384     9,704
Operating Income                 1,186       6,856      3,301     5,087
Interest expense                 1,187         647        682       567
Income from continuing
operations                           4       3,846      1,757     2,918
Income (loss) from
discontinued operations             86        (228)       363      (462)
                               --------    --------   --------  --------
Net income                      $   90     $ 3,618    $ 2,120   $ 2,456
                               ========    ========   ========  ========
Basic earnings per share:
   Income from continuing
   operations (1)                $0.00       $0.43      $0.21     $0.35
   Income (loss) from
   discontinued
   operations (1)                 0.01       (0.03)      0.04     (0.06)
                               --------    --------   --------  --------
   Net income                    $0.01       $0.40      $0.25     $0.29
                               ========    ========   ========  ========
Weighted average shares          8,967       8,967      8,589     8,383
                               ========    ========   ========  ========
Diluted earnings per share:
   Income from continuing
   operations (1)                $0.00       $0.43      $0.21     $0.35
   Income (loss) from
   discontinued
   operations (1)                 0.01       (0.03)      0.04     (0.06)
                               --------    --------   --------  --------
   Net income                    $0.01       $0.40      $0.25     $0.29
                               ========    ========   ========  ========
Weighted average shares and
common share equivalents
outstanding                      8,967       8,967      8,595     8,413
                               ========    ========   ========  ========
(1)  Quarter amounts do not add to annual figures due to rounding.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. At December 31, 1997 the Company had $29.3 million of working capital and $18 million of unused and available funds under its credit facilities.

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

In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit (see Note 4 to the Consolidated Financial Statements). Due to the seasonal nature of the casual furniture product line, WinsLoew's cash requirements are usually greater in the first quarter of each year. The June 1996 amendment allows the amount available to fluctuate with the seasonal nature of the Company's business. After the first quarter of each year, the Company's cash requirements from its credit line decline. By use of a variable amount of credit availability, the Company can avoid the cost of an available but unused line of credit. At December 31, 1997, from an available maximum line of credit of $40 million, WinsLoew has elected to set the amount available at $25 million.

In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow under its line of credit to purchase shares of the Company's common stock (see Note 5 to the Consolidated Financial Statements). As of December 31, 1997, there was $2.1 million available for such repurchases.

Cash Flows From Operating Activities:   Net cash provided by
operations increased to $22.6 million in 1997 primarily due to improved profitability from continuing operations.

Cash Flows From Investing Activities:   During 1997, the Company
spent $1.0 million on capital expenditures and received $2.1 million in proceeds related to the disposition of certain assets of its wrought iron business.

At December 31, 1997, the Company had no material commitments for capital expenditures.

Cash Flows From Financing Activities:   The Company used the cash
generated by operations and from investing activities to repay
$24.3 million of debt during 1997.

Foreign Exchange Fluctuations and Effects of Inflation

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities, and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1997 by entering into foreign currency forward contracts with a value of $2.2 million at December 31, 1997. The Company did not incur significant gains or losses from these foreign currency transactions.

Inflation has not had a significant impact on the Company in the past three years, nor is it expected to have a significant impact in the foreseeable future.

Year 2000

The Company began an assessment of Year 2000 issues on its computer system in mid-1995 and began the process of updating hardware and software at each of its facilities. The Company is completing the software and hardware installation at the last facility which is expected to be completed during the first half of 1998.

The Company has no plans to address these issues with its discontinued operations as the expected date of disposition is mid-1998.

The Company estimates the cost to complete the project for the 1995 to 1998 period at approximately $550,000 of which approximately $310,000 was capitalized and approximately $150,000 was expensed through December 1997. From an ongoing cost standpoint, the Year 2000 issues are not expected to have a significant impact on the Company's financial position, results of operations or liquidity.

ITEM 8.   Financial Statements and Supplementary Data

	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

Report of Ernst & Young LLP, Independent Auditors....................  27

Consolidated Balance Sheets as of
        December 31, 1997 and 1996...................................  28

Consolidated Statements of Income
        For the Years Ended December 31, 1997, 1996, and 1995........  29

Consolidated Statements of Stockholders' Equity
        For the Years Ended December 31, 1997, 1996 and 1995.........  30

Consolidated Statements of Cash Flows
        For the Years Ended December 31, 1997, 1996, and 1995........  31

Notes to Consolidated Financial Statements...........................  32

REPORT OF INDEPENDENT AUDITORS


Stockholders of WinsLoew Furniture, Inc.

We have audited the accompanying consolidated balance sheets of WinsLoew Furniture, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Birmingham, Alabama
February 6, 1998

                   WinsLoew Furniture, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(In thousands except per share amounts)

                                             December 31,
                                      --------------------------
                                        1997             1996
                                      ----------      ----------

Assets
Cash and cash equivalents              $    707       $    897
Accounts receivable, less allowances
   for doubtful accounts of $2,702
   and $1,531 at December 31, 1997
   and 1996, respectively                21,124         22,851
Inventories                               9,096         10,716
Prepaid expenses and deferred
   income taxes                           7,391          3,748
Net assets of discontinued
   operations                             2,057         12,711
                                       --------       --------
          Total current assets           40,375         50,923

Net assets of discontinued
   operations                             6,860         13,937
Property, plant and equipment, net       10,320         11,954
Goodwill, net                            21,021         21,699
Other assets                                763          1,111
                                       --------       --------
                                       $ 79,339       $ 99,624
                                       ========       ========

Liabilities and Stockholders' Equity
Current portion of long-term debt      $    515       $  1,955
Accounts payable                          3,187          3,926
Other accrued liabilities                 7,336          4,940
                                       --------       --------
          Total current liabilities      11,038         10,821

Long-term debt, net of current portion   15,908         38,726
Deferred income taxes                     1,367          1,677
                                       --------       --------
          Total liabilities              28,313         51,224
                                       --------       --------
Commitments and contingencies (note 9)

Stockholders' equity:
 Preferred stock, par value
    $.01 per share, 5,000,000 shares
    authorized, none issued                  --             --
 Common stock; par value $.01 per
    share, 20,000,000 shares
    authorized, 7,481,783 and
    8,967,112 shares issued and
    outstanding at December 31, 1997
    and 1996, respectively                   75             75
 Additional paid-in capital              24,926         24,543
 Retained earnings                       26,025         23,782
                                       --------       --------
          Total stockholders' equity     51,026         48,400
                                       --------       --------
                                       $ 79,339       $ 99,624
                                       ========       ========

                             See accompanying notes.

                   WinsLoew Furniture, Inc. and Subsidiaries
                       Consolidated Statements of Income


(In thousands, except per share amounts)

                                   Year Ended December 31
                          -----------------------------------------
                                1997        1996         1995
                          ------------   ----------   -------------
Net sales                     $114,749    $106,695     $ 95,443
Cost of sales                   73,329      68,757       64,999
                              --------    --------     --------
   Gross profit                 41,420      37,938       30,444

Selling, general and
  administrative expenses       20,548      20,082       17,719
Amortization                       976       1,426        2,077
                              --------    --------     --------
   Operating income             19,896      16,430       10,648

Interest expense                 2,296       3,083        3,841
                              --------    --------     --------
  Income (loss) before
  income taxes and
  extraordinary item            17,600      13,347        6,807
Provision for income taxes       6,686       4,822        2,739
                              --------    --------     --------
    Income (loss) before
    extraordinary item          10,914       8,525        4,068
(Loss)from discontinued
    operations, net of taxes      (471)       (241)      (7,519)
(Loss)from sale of discontinued
    operations, net of taxes    (8,200)         --           --
Extraordinary item                  --          --         (593)
                              --------    --------     --------

   Net income (loss)            $2,243      $8,284      $(4,044)
                              ========    ========     ========
Basic Earnings (loss) per share:
  Income from continuing
    operations before
    extraordinary item           $1.46       $0.98        $0.45
  (Loss) from discontinued
    operations, net of taxes     (0.06)      (0.03)       (0.83)
  (Loss) from sale of
    discontinued operations,     (1.10)         --           --
    net of taxes
Extraordinary item                  --          --        (0.07)
                               -------     -------     --------
   Net income (loss)             $0.30       $0.95       ($0.45)
                              ========    ========     ========

Weighted average number
  of shares                      7,484       8,724        9,029
                              ========    ========     ========

Diluted earnings (loss) per share:
  Income from continuing
    operations before
    extraordinary item           $1.44       $0.98        $0.45
  (Loss) from discontinued
    operations, net of taxes     (0.06)      (0.03)       (0.83)
  (Loss) from sale of
    discontinued operations,     (1.08)         --           --
    net of taxes
Extraordinary item                  --          --        (0.07)
                               -------     -------     --------
   Net income (loss)             $0.30       $0.95       ($0.45)
                              ========    ========     ========

Weighted average number
  of shares                      7,563       8,730        9,029
                              ========    ========     ========
                             See accompanying notes.

                   WinsLoew Furniture, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts)

                             Common Stock      Additional
                          ------------------     Paid-in    Retained
                           Shares     Amount     Capital    Earnings    Total
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1994         9,541,135     $95      $41,043    $19,542    $60,680
Repurchase and
   cancellation
   of stock                (574,023)     (5)      (3,403)        --     (3,408)
Net income                       --      --           --     (4,044)    (4,044)
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1995         8,967,112      90       37,640     15,498     53,228

Exercise of stock
   options                   25,100      --          187         --        187
Repurchase and
   cancellation
   of stock                (576,925)     (6)      (3,958)        --     (3,964)
Repurchase and
   cancellation
   stock from
   affiliated company      (933,504)     (9)      (9,326)        --     (9,335)
Net Income                       --      --           --      8,284      8,284
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1996         7,481,783     $75      $24,543    $23,782    $48,400

Exercise of stock
   options                   94,725       1          872         --        873
Repurchase and
   cancellation
   of stock                 (50,000)     (1)        (489)        --       (490)
Net loss                         --      --           --       2,243     2,243
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1997         7,526,508     $75      $24,926     $26,025   $51,026

                          =========   ======   ==========   ========   =======

                             See accompanying notes.

                   WinsLoew Furniture, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

(In thousands)
                                             Year ended December 31,
                                        ---------------------------------
                                          1997         1996         1995
                                        -------      --------     -------

Cash flows from operating activities:
Net income (loss)                        $2,243       $8,284      ($4,044)
Adjustments to reconcile net
   income to net cash provided
   (used in) operating activities:
Depreciation and amortization             2,293        2,630        3,258
Provision for losses on accounts
   receivable                                11        1,699          240
Change in net assets held for sale       17,731        4,249        4,894
Write-off of loan costs related
   to early retirement of debt               --           --          953
Changes in operating assets and
   liabilities, net of effects
   from acquisitions:
        Accounts receivable               1,716       (1,731)      (2,340)
        Inventories                         657            8        1,826
        Prepaid expenses and
          deferred income taxes          (3,870)          64         (781)
        Other assets                         50         (144)         (21)
        Accounts payable                   (654)       2,022       (1,390)
        Other accrued liabilities         2,700       (1,608)       2,501
        Deferred income taxes              (310)         690         (360)
                                        --------     --------     --------
          Total adjustments              20,324        7,879        8,780
                                        --------     --------     --------
          Net cash provided by
          (used in) operating
          activities                     22,567       16,163        4,736
                                        -------      --------     --------

Cash flows from investing activities:
Capital expenditures, net of
  disposals                              (1,001)      (1,290)      (1,649)
Proceeds from disposition of business     2,119           --           --
                                        --------     --------     --------
          Net cash provided by
          (used in) investing
          activities                      1,118       (1,290)      (1,649)
                                        --------     --------     --------
Cash Flows from financing activities:
Net borrowings under revolving
  credit agreements                     (19,872)         (65)         329
Payments on long-term debt               (4,386)      (4,225)      (1,861)
Proceeds from issuance of
  common stock, net                         873          187           --

Repurchase and cancellation of stock       (490)      (3,964)      (3,408)
Repurchase and cancellation of stock
  from affiliated company                    --       (9,335)          --
Proceeds from issuance of long-term
  debt                                       --        3,030        1,020
Increase in term loan upon refinancing       --           --        1,560
Loan costs                                   --           --       (1,385)
                                        --------     --------     --------
          Net cash provided by
          (used in) financing
          activities                    (23,875)     (14,372)      (3,745)
                                        --------     --------     --------
          Net increase (decrease) in
          cash and cash equivalents        (190)         501         (658)

Cash and cash equivalents at
  beginning of year                         897          396        1,054
                                        --------     --------     --------
Cash and cash equivalents at
  end of period                            $707         $897       $1,054
                                        ========     ========     ========
Supplemental disclosures:
     Interest paid                       $2,318       $3,296       $4,010
     Income taxes paid                   $6,048       $3,937       $1,347


                              See accompanying notes.

WinsLoew Furniture, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997


1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of WinsLoew Furniture, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.


Business

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual furniture and contract seating furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a customer base which includes architectural design firms, and restaurant and lodging chains. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis. The Company has one lodging customer that accounted for 17%, 11% and 6% of revenues in the years ended December 31, 1997, 1996 and 1995.


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

Deferred Costs (Other Assets)

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

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The numerators for the earnings per share calculation are set forth on the face of the accompanying income statement. The only difference between the denominator for the basic and dilutive calculations are the number of shares added to basic for the dilutive effect of employee stock options.

Revenue Recognition

Sales are recorded at time of shipment from the Company's facilities to customers.

Use of Estimates

The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation Plans

The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for its stock option plan. Under provisions of APB No. 25, no compensation expense has been recognized for stock option grants.

Foreign Currency Forward Contracts

The Company has exposure to losses which may result from settlement of certain raw materials purchases denominated in a foreign currency. To reduce this exposure, the Company enters into forward contracts to buy foreign currency. These forward contracts are accounted for as hedges, therefore, gains and losses from settlement of the forward contracts are used to offset gains and losses from settlement of the liability for the purchased raw materials. Gains and losses are recognized in the same period in which gains or losses from the raw material purchases are recognized. The Company is exposed to losses on the forward contracts in the event it does not purchase the raw materials, however, the Company does not anticipate this event.

At December 31, 1997 the Company had forward contracts to purchase 3.8 billion lira for $2.2 million. There were no significant deferred gains or losses and actual gains included in cost of sales were $30,000, $15,000 and $178,000 for the years ended December 31, 1997, 1996 and 1995.
Impact of Recently Issued Accounting Standard

Statement of Financial Accounting Standard No. 131, Disclosures about Segment of an Enterprise and Related Information establishes standards for the disclosure of information about operating segments in financial statements. The standard will be applicable to the Company's December 31, 1998 financial statements. The Company has not yet determined whether the Statement will result in any change in financial statement disclosure, however, the Statement will have no effect on the Company's consolidated financial position, results of operations or liquidity.

2.  Discontinued Operations

As of November 21, 1997, the Company's Board of Directors adopted a plan to discontinue the Company's ready to assemble ("RTA") operations. Of the three businesses comprising these operations, two are being held for sale and one is in the process of being liquidated. It is expected the plan will be completed by July 1998. As a result during the fourth quarter the Company recorded a loss on the disposition of its RTA operations of $12,400,000, or $8,200,000 after taxes, including a provision for estimated losses prior to disposal, which is summarized below:

Write-off of goodwill in connection with sale of assets  $ 3,902,000
Reduction of inventory value                               2,791,000
Reduction of property to net realizable value              2,067,000
Reduction of accounts receivable value                     1,390,000
Other liabilities / reserves                               1,050,000
Accrual for losses through disposition                     1,200,000
                                                         -----------
Total                                                    $12,400,000
                                                         ===========

The operating results of the discontinued operations are summarized as follows (dollars in thousands, except for per share amounts):


                                 For the year ended December 31,
                                 -------------------------------
                                 1997          1996           1995

Net sales                      $23,317       $37,284        $51,759
Income before taxes               (779)         (355)        (9,973)
Net (loss)                        (471)         (241)        (7,519)
Net (loss) per share            ($0.06)       ($0.03)        ($0.83)

During 1995, management reviewed the products, markets and strategy of the combined operations of the Company. The review culminated with decisions to redirect the marketing and operations of certain of the Company's businesses. As a result of the changes to be implemented, the Company recorded a charge of $7.1 million for restructuring. This charge was the result of management's plan to make changes in the product lines, management, marketing focus and operational strategy in the Company's RTA product line. The plan included exiting certain markets and products.

In connection with the restructuring charge, the Company recorded other adjustments in 1995, primarily to increase inventory reserves and allowances for uncollectable accounts receivable.
These adjustments resulted in charges of $1.4 million to cost of sales and $650,000 to selling, general and administrative expenses. These have also been included above.

The net assets of the discontinued operations at December 31, 1997 and 1996 are as follows:

(In thousands)                               1997        1996
                                           -------     --------
Current assets                             $5,711      $14,495
Current liabilities, including reserve
   for estimated losses through
   disposal date                           (3,654)      (1,784)
                                           -------     --------
Net assets of discontinued
   operations, current                     $2,057      $12,711
                                           =======     ========

Property, net                               2,781        5,771
Goodwill, net                               4,018        8,127
Other assets                                   61           39
                                           -------     --------
Net assets of discontinued
   operations, non-current                 $6,860      $13,937
                                           =======     ========

As a result of the Board approval of the plan, the consolidated financial statements of the Company have been restated to reflect the results of operations and net assets of the RTA operations as a discontinued operation in accordance with generally accepted accounting principles.


3.  Acquisition and Disposition

During the third quarter of 1997 the Company disposed of certain assets of its wrought iron business in the casual furniture product line. The sale generated proceeds of $2.1 million. This business accounted for net sales of $5.7 million, $11.0 million and $11.6 million in the years ended December 31, 1997, 1996, and 1995 respectively. The operating income of this business was not material to consolidated operating income. During the third quarter of 1997, the Company recorded approximately $230,000 of costs associated with the sale in selling, general and administrative expenses.

In March 1995, the Company purchased all of the stock of Continental Engineering Group, Inc. for $7,345,000. Continental is a manufacturer of ergonomically designed "space-savers" (computer workstations, desks, chairs, modular systems and accessories). The acquisition resulted in goodwill of $4,248,000. Funds for the acquisition were provided under WinsLoew's credit facility. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Continental have been included in discontinued operations since the date of acquisition.

4.  Long-Term Debt

Long-term debt consisted of the following at December 31, 1997 and 1996:

(In thousands)                      1997        1996
                                  -------     -------
Revolving line of credit          $ 1,546     $21,418
Term loan                           2,287       5,471
Acquisition line of credit         12,500      12,500
Other                                  90       1,292
                                  -------     -------
                                   16,423      40,681
Less: current portion                 515       1,955
                                  -------     -------
                                  $15,908     $38,726
                                  =======     =======

Senior Credit Facilities

The Company's senior credit facility, as amended, provides for $62.5 million which matures in February 2001, and is collateralized by substantially all of the assets of the Company. The facility consists of a working capital revolving line of credit (maximum of $40 million), a term loan (originally $10 million) and an acquisition line of credit (maximum of $12.5 million). The working capital revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventory and accounts receivable. The term loan currently requires quarterly repayments of $190,000. The acquisition line of credit converts to a term loan with principal payments due in quarterly installments totaling 15% in 1998, 35%
 in 1999 and 50% in 2000. Additionally, a payment equal to 50% of cash flow, as defined, is required for each year within 90 days of year-end. This is estimated to be $11.7 million for 1997 and will be financed on the revolver. In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit. The amendment reduced the amount available under its revolving line of credit to $20 million effective each June 30. The Company may, at its option, elect to increase the revolving line of credit at each December 31 through the following June 30 to a maximum of $40 million. As of December 31, 1997, WinsLoew elected to increase the revolving line of credit to $25 million.

In July 1996, the Company amended its senior credit facility to allow the Company to borrow up to $6.6 million under its line of credit to purchase shares of the Company's common stock (see Note 5 below). Currently there is $2.1 million available for this purpose.

The interest rates on the components of the senior credit facility are either the base rate plus a spread, or the LIBOR rate plus a spread, as elected by the Company. The spread is determined by the leverage ratio, as defined, for the twelve month period ending each quarter. At December 31, 1997, the loans are priced at the base rate plus .25% (8.75% at December 31, 1997) and the LIBOR rate plus 1.25% (7.14% at December 31,
1997). In addition, WinsLoew pays an unused facility fee of .375% per annum on a quarterly basis in arrears.

The agreement requires the Company to meet certain financial ratios for leverage, interest coverage, tangible net worth and includes other provisions generally common in such agreements including restrictions on dividends, additional indebtedness and capital expenditures. At December 31, 1997, the Company was in compliance with its debt covenants. The carrying values of the revolving line of credit, term loan and acquisition loan approximate their fair value at December 31, 1997.

The Company incurred an extraordinary charge of $593,000 (net of an income tax benefit of $360,000) related to prepayment penalties and the write-off of unamortized deferred loan costs associated with the retirement of the separate credit facilities in 1995. In connection with the new senior credit facility, the Company incurred loan costs and related fees of $1,385,000.

5.  Capital Stock

During 1997, the Company retired 50,000 shares of common stock purchased for $490,000. On January 23, 1998, the Board approved a plan authorizing the repurchase of 1,000,000 shares of the Company's stock in the open market at times and prices deemed advantageous.

During 1996 and 1995, the Company's Board of Directors approved plans to repurchase the Company's stock. During 1996, the Company repurchased 576,925 shares of stock at a cost of $3,964,000. Also during 1996, the Company retired 933,504 shares of its common stock purchased from an affiliated company at $10 per share. During 1995, the Company retired 574,023 shares of common stock for $3,408,000.

7.  Income Taxes

The provision (benefit) for income taxes consisted of the following:

(In thousands)                         1997      1996     1995
                                     -------   -------   -------
Provision for taxes related to
   continuing operations             $6,686    $4,822    $2,739
(Benefit) for taxes related to
   discontinued operations             (223)     (114)   (2,454)
(Benefit) for taxes related to
   loss on sale of discontinued
   operations                        (4,200)       --        --
(Benefit) related to
   extraordinary item                    --        --      (360)
                                     -------   -------   -------
Total provision (benefit)
   for taxes                         $2,263    $4,708      ($75)
                                     =======   =======   =======


                               For the Years Ended December 31,
                               --------------------------------
(In thousands)                  1997        1996         1995
                               ------      ------      -------
Federal:
Current                        $3,985      $4,478        $821
Deferred                       (1,936)       (251)       (945)
State:
Current                           496         542         389
Deferred                         (282)        (61)       (340)
                               -------     --------   --------
                               $2,263      $4,708        ($75)

At December 31, 1997 and 1996, deferred tax assets and liabilities consisted of the following:

(In thousands)                           1997               1996
Deferred tax assets:
Capitalized inventory costs             $  415            $  461
Reserves and accruals                    3,660             1,842
State net operating loss
carryforwards                              344               301
                                        ------            ------
                                         4,419             2,604
Less:  valuation reserve                    --               (80)
                                        ------            -------
Deferred tax assets                      4,419             2,524

Deferred tax liabilities:
Intangible asset basis difference          (98)             (247)
Excess of tax over book depreciation    (1,194)           (1,283)
Prepaid expenses                           (93)             (135)
Other                                      (75)              (20)
                                        -------           -------
Deferred tax liabilities                (1,460)           (1,685)
                                        -------           -------
Deferred income taxes, net              $2,959            $  839
                                        =======           =======

Included in:
Other current assets                    $4,326             $2,516
Deferred income taxes                   (1,367)            (1,677)
                                        -------            -------
                                        $2,959             $  839
                                        =======            =======

The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:



                               For the Years Ended December 31,

                                1997       1996      1995
                                -----     ------    -------
Federal income tax rate         34.0%     34.0%     (34.0%)
State income taxes               4.7%      2.2%       3.5%
Goodwill amortization            9.3%      2.0%      35.4%
Other                            2.2%     (2.0%)      4.1%
                                -----     ------    -------
Effective tax rate              50.2%     36.2%       9.0%
                                =====     ======    =======


8.  Related Party Transactions

In October 1994, WinsLoew entered into a ten-year agreement (the "Investment Services Agreement") with Trivest, Inc. ("Trivest"). Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation is $500,000, subject to cost of living increases and increases for additional businesses acquired. For 1997, 1996 and 1995, the amount expensed was $628,000, $604,000 and $564,000, respectively.
Included in loan acquisition costs is $375,000 paid to Trivest in 1995 for negotiations on the Company's behalf for the senior credit facility. In 1996, the Company retired 933,504 shares of its common stock purchased from an affiliated company at $10 per share (see Note 5 above).

9.  Commitments and Contingencies

Leases

The Company leases certain office space, manufacturing facilities and various items of equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on various measures of inflation. Rental expense amounted to approximately $763,000, $728,000, and $733,000 for the years ended December 31,
1997, 1996 and 1995, respectively. Operating lease agreements in effect at December 31, 1997, have the following remaining minimum payment obligations:

(In thousands)
1998                          $  744
1999                             714
2000                             718
2001                             722
2002                             466
2003 - 2006                    1,069


Employment Agreements

The Company has employment agreements with certain employees.
The agreements provide for minimum salary levels and bonuses based on a percentage of pre-tax operating income, as defined in the agreements.

Employee Benefit Plans

The Company has an employee benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. Full-time employees who meet various eligibility requirements may voluntarily participate in the plan. The plan provides for voluntary employee contributions through salary reduction, as well as discretionary employer contributions. No significant Company contributions were made in the years 1997, 1996 and 1995.

Stock Option Plan

In 1994, the Company established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plan and is authorized to grant options to all eligible employees of the Company and non-employee directors.
The Plan provides for both incentive stock options and non-qualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Company's common stock on the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance upon exercise of stock options. All options which have been granted have a term of ten years and vest ratably over five years.

Pro forma net income and earnings per share have been determined as if the Company had accounted for its employee stock options as compensation expense based on their fair value. Fair value was estimated at the date of grant using a Black-Scholes option pricing model for 1997 and 1996 assuming a risk-free interest rate of 6.45% for 1997 and 6.2% for 1996, a volatility factor for the Company's common stock of .411 in 1997 and .532 in 1996 and a weighted-average expected life of the options of six years. The pro forma information is not likely to be representative of the effects of options on pro forma net income in future years because the Company is required to include only options granted since 1994 in the pro forma information.



                               For the Years Ended December 31,
                               --------------------------------
                                1997        1996          1995
(In thousands)                 ------      ------       -------
Pro forma net income (loss)    $2,068      $8,198       ($4,127)
                               ======      ======       ========

Pro forma income (loss)
   per share, diluted:

Income from continuing
   operations                   $1.41       $0.97         $0.44
(Loss) from discontinued
   operations, net of taxes     (0.06)      (0.03)        (0.83)
(Loss) from sale of
   discontinued operations,
   net of taxes                 (1.08)         --            --
Extraordinary item                 --          --         (0.07)
                                ------      ------       -------
Net income (loss)               $0.27       $0.94        ($0.46)
                                ======      ======       =======

Information with respect to WinsLoew's Plan is as follows:



                              1997
                    ----------------------------
                                    Weighted
                                Average Exercise
                     Options          Price           1996           1995
                     -------    ----------------    --------       --------
Options
outstanding
at January 1         671,550         $ 8.34          738,450        525,575
Granted              250,000         $11.14           25,000        305,250
Exercised            (94,725)        $ 7.97          (25,100)            --
Canceled             (41,975)        $ 9.99          (66,800)       (92,375)
                     --------                       ---------       --------
Options
outstanding
at December 31       784,850         $ 9.19          671,550        738,450
                     =======                        ========       ========
Exercise prices
per share          $5.88-$16.06                   $5.88-$11.63    $5.88-$11.63

Options
exercisable
at December 31       407,100         $ 9.12          480,400        488,450
                     =======                        ========       ========

Options
available
for grant at
December 31          595,325                         803,350        761,550
                     =======                        ========       ========


Information with regard to options outstanding and exercise price at December 31 is as follows:


                                                           Options Exercisable
                                                          at December 31, 1997
                                                          --------------------
                                               Weighted
            Weighted                           Average
            Average   Options Outstanding      Remaining                Weighted
Exercise   Exercise ------------------------     Life                   Average
Price        Price    1997    1996    1995    at 12/31/97   Shares      Price
-----------  -----  -------  -------  ------- -----------   -------     --------
$5.88-$6.67  $6.19  291,850  356,250  411,150     7.0       160,250     $6.34
   8.66       8.66   10,250   10,250   10,250     7.2         4,100      8.66
10.00-10.50  10.32  284,750  158,550  158,550     8.0        99,750     10.00
11.13-11.63  11.56  163,000  146,500  158,500     6.4       143,000     11.63
  12.63      12.63   20,000       --       --     9.6            --        --
  16.06      16.06   15,000       --       --     9.8            --        --
                    -------  -------  -------               -------
Total         9.19  784,850  671,550  738,450     7.4       407,100      9.12
             =====  =======  =======  =======     ===       =======      ====

The estimated weighted average fair value of options granted in 1997 is $5.56 per option. The weighted average remaining contractual life for options granted in 1997 is 9.4 years.


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

10.  Supplemental Information

The following balance sheet captions are comprised of the items specified below :


                                           December 31,
                                         -----------------
                                           1997      1996
(In thousands)                          -------    -------
Inventories:
Raw materials                           $ 7,597    $ 7,569
Work in process                           1,038      2,657
Finished goods                              461        490
                                        -------    -------
                                        $ 9,096    $10,716
                                        =======    =======
Property, plant and equipment:
Land                                    $ 1,751    $ 1,751
Building and improvements                 8,745      8,745
Manufacturing equipment                   6,682      9,693
Office equipment                          1,731      1,529
Construction in progress                     67         19
Vehicles                                    107        128
                                        -------    -------
                                         19,083     21,865
Accumulated depreciation                 (8,763)    (9,911)
                                        --------   --------
                                        $10,320    $11,954
                                        ========   ========
Other accrued liabilities:
Compensation, commissions and
  employee benefits                     $ 2,254    $ 2,397
Customer deposits                         1,559        882
Income taxes                                971      1,031
Interest                                     88        110
Other                                     2,464        520
                                        --------   --------
                                        $ 7,336    $ 4,940
                                        =======    ========

Depreciation expense for continuing operations was $1,317,000, $1,204,000, and $1,181,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

Accumulated amortization at December 31, 1997 and 1996 related to goodwill was $5,564,000 and $4,886,000, respectively.
Accumulated amortization at December 31, 1997 and 1996 related to other intangible assets was $773,000 and $475,000, respectively.

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

Reference is made to the index set forth on page 26 of this Annual Report on Form 10-K

(2)	Financial Statements Schedules:

The following consolidated financial statement schedule is filed herewith:

                                                   Sequential
                                                   Page Number
                                                   -----------
Schedule II -- Valuation and Qualifying Accounts        48


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

     Exhibit Description

        2.1 Agreement and Plan of Merger, dated as of September 30, 1994, by and among Registrant, Old Winston and Old Loewenstein (1)

        3.1  Registrant's Articles of Incorporation (1)

        3.2  Registrant's Bylaws (1)

      *10.1 Registrant's 1994 Stock Option Plan, As Amended and Restated Effective January 23, 1997(6)

       10.2 Form of Indemnification agreement between the Registrant and certain of its directors and executive officers, and schedule of parties thereto (10.2) (2)

      *10.3  Employment Agreements between the Registrant and each of Bobby
             Tesney, R. Craig Watts,   Stephen C. Hess, and Vincent A.
             Tortorici, Jr.(10.3) (2)

      *10.4 Investment Services Agreement, dated December 16, 1994, between the Registrant and Trivest, Inc. (10.6) (2)

       10.5 Agreement, dated August 1, 1996, between Winston and the Retail, Wholesale, and Department Store Union, AFL-CIO (10.8) (1)


       10.6 Lease, dated May 24, 1996, between LaSalle National Bank and Winston (10.7) (6)

       10.7 Business Lease, dated November 18, 1993, between Loewenstein and Emanuel Vanzo (10.21) (2)

       10.8 Lease Agreement by and between Teacher Insurance and Annuity Association and Winston Furniture Company of Alabama, Inc., commencing December 15, 1995 (10.23) (4)

       10.9 Lease Agreement, dated as of January 11, 1989, between W. Leslie Pelio and Michael Haworth d/b/a Simworth, as amended (10.29) (2)

      10.10 Standard Industrial Lease Milti-tenant, dated as of June 1997, between The Mutual Life Insurance Company of New York and Continental Engineering Group, Inc., d/b/a Microcenter (7)

      10.11 Stock Purchase Agreement among WinsLoew Furniture, Inc., Continental Engineering Group, Inc., and certain
             Shareholders, dated February 15, 1995 (10.31) (3)

      10.12 Credit Agreement, dated February 2, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.32) (3)

      10.13 First Amendment to Credit Agreement, dated February 22, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.17) (4)

      10.14 Second Amendment to Credit Agreement, dated May 8, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.18) (4)

      10.15 Third Amendment to Credit Agreement, dated November 15, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.19) (4)

      10.16 Fourth Amendment to Credit Agreement, dated November 20, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.20) (4)

      10.17 Fifth Amendment to Credit Agreement, dated June 30, 1996 among the registrants, its subsidiaries, and Heller Financial, Inc.
             (10.21) (5)

      10.18 Sixth Amendment to Credit Agreement, dated July 1, 1996, among the registrants, its subsidiaries, and Heller Financial, Inc.
             (10.22) (5)

      10.19 Seventh Amendment to Credit Agreement, dated January 27, 1997, among the registrants, its subsidiaries, and Heller Financial, Inc. (10.20) (6)

     *10.20 Registrant's Non-Qualified Supplemental Retirement Plan for Key Employees (10.22) (6)

       21.1  Registrant's Subsidiaries (7)

       23.1 Consent of Ernst & Young LLP, Independent Auditors (7)

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

        (5) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 10-Q for the quarter ended June 28, 1996.

        (6) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


        (7)  Filed herewith.

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

        (d)  Financial Statements Schedules required by Regulation S-X

             The financial statement schedules required by Regulation S-X which are excluded from the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, by Rule 14a-3 (b)(1) are included above. See Item 14(a)2 for index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WINSLOEW FURNITURE, INC.



Date: March 27, 1998            By: /s/ Bobby Tesney
                                   ---------------------
                                        Bobby Tesney
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.


Signature                         Title                             Date

/s/ Bobby Tesney                President, Chief Executive
-----------------               Officer and Director             March 27, 1998
    Bobby Tesney                (Principal Executive Officer)



/s/ Vincent A. Tortorici, Jr.   Vice President and Chief
-----------------------------   Financial Officer (Principal     March 27, 1998
    Vincent A. Tortorici, Jr.   Financial and Accounting Officer)



/s/ Earl W. Powell              Chairman of the Board            March 27, 1998
------------------
    Earl W. Powell



/s/ Phillip T. George, M.D.     Director                         March 27, 1998
---------------------------
    Phillip T. George, M.D.



/s/ William F. Kaczynski, Jr.   Director                         March 27, 1998
----------------------------
    William F. Kaczynski, Jr.



/s/ Peter W. Klein              Director                         March 27, 1998
------------------
    Peter W. Klein



/s/ M. Miller Gorrie            Director                         March 27, 1998
---------------------
    M. Miller Gorrie



/s/ James S. Smith              Director                         March 27, 1998
------------------
    James S. Smith



/s/ Henry C. Cheek              Director                         March 27, 1998
------------------
    Henry C. Cheek

/s/ William H. Allen, Jr.       Director                         March 27, 1998
-------------------------
    William H. Allen, Jr.



/s/ Sherwood M. Weiser          Director                         March 27, 1998
----------------------
    Sherwood M. Weiser

SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS
WINSLOEW FURNITURE, INC.
DECEMBER 31, 1997



------------------------------------------------------------------------------------------------------------------------
| COL. A                             COL. B    |       COL. C       |       COL. D      |    COL. E   |     COL. F     |
------------------------------------------------------------------------------------------------------------------------
|                                   Balance at |                 Additions              |             |                |
|                                   Beginning  |     Charged to     |      Charged to   |             |   Balance at   |
|     Description                   of Period  |  Costs and Expense |   Other Accounts  |  Deductions |  End of Period |
------------------------------------------------------------------------------------------------------------------------

 Year ended December 31, 1995
 Allowance for doubtful accounts       $  430,000      $  240,000               --       ($  212,000)(1)    $  458,000
                                       ==========      ==========            =======     ===============    ==========


 Year ended December 31, 1996
 Allowance for doubtful accounts       $  458,000      $1,699,000               --       ($  125,000)(1)    $2,032,000
                                       ==========      ==========            =======     ===============    ==========


 Year ended December 31, 1997
 Allowance for doubtful accounts       $2,032,000      $   11,000               --       ($1,255,000)(1)    $  788,000
                                       ==========      ==========            =======     ===============    ==========



 Year ended December 31, 1996
 Allowance for excess and
 obsolete inventory                    $  142,000      $  438,000               --       ($  131,000)(2)    $  449,000
                                       ==========      ==========            =======     ===============    ==========

 Year ended December 31, 1997
 Allowance for excess and
 obsolete inventory                    $  449,000      $1,075,000               --       ($1,189,000)(2)    $  335,000
                                        ==========      ==========            =======     ===============    ==========



 (1)  Uncollectible accounts receivable written-off.
 (2)  Excess and obsolete inventory written-off.



                             EXHIBIT 10.10

STANDARD INDUSTRIAL LEASE-MULTI-TENANT

1. 	Basic Provisions (the "Basic Provisions").

	I .1 Parties: This Lease (the "Lease"), dated for reference purposes only June _, 1997, is made by and between THE MUTUAL LIPE INSURANCE COMPANY OP NEW YORK, a New York corporation ("Landlord), and CONTINENTAL ENGINEERING GROUP, INC., California corporation, dba "MicroCentre" ("Tenant).

	1.2 Premises: That certain real property, including all improvements therein or to be provided by Landlord under the terms of this Lease, commonly known as 530J N. Irwindale Avenue, and consisting of approximately 91,655 square feet of rentable area located in Irwindale, California, as depicted on Exhibit A hereto (the "Premises"). (See
Paragraph 2 for further provisions.) The Premises are a portion of a building consisting of approximately 148,953 square feet of rental area, herein referred to as the "Building." The Premises, the Building, the Common Areas (as defined in Paragraph 2.3 below), and the land upon which the same are located, along with all other buildings and improvements thereon, are herein collectively referred to as the "Industrial Center," as more particularly depicted on the site plan attached hereto as Exhibit B.

	1.3	Term: five (5) years and two (2) months (the
Original Terms) commencing on May 1, 1997 ("Commencement Date"), and ending June 30, 2002 (the Expiration Date), as the same may be adjusted pursuant to Paragraph 3 below.

	1.4	Base Rent: $29,329.60 per month (the "Base Rent")
($0.32 per rental square foot per month), payable on the 1st day of each month commencing on the Commencement Date. (See
Paragraph 4 for further provisions.) 	See Addendum
Paragraph C.

1.5	Base Rent Paid Upon Execution: None.

1.6	Deposits: $21,857.00 (the "Security Deposit"), and
$0.00 (the "Cleaning Deposits). (See Paragraph 5 for further
provisions.)	See Addendum Paragraph D.

	1.7	Permitted Use: Manufacturing and distribution of
computer workstations, furniture and related items, and for sales and general office administration in connection therewith. (See Paragraph 6 for further provisions.)

1.8	-Real Estate Brokers: The following real estate brokers
(collectively, the "Broker") and brokerage relationships exist in this transaction and are consented to by the parties (check applicable boxes): N/A


__Landlord exclusively ("Landlord's Broker"); _ both
Landlord and Tenant, and __ Tenant exclusively (tenants
Broker). (See Paragraph 15 for further provisions.)

	1.9	Guarantor. The obligations of the Tenant under
this Lease are to be guaranteed by	N/A

	(Guarantor") pursuant to a Guaranty of Obligations of Tenant pursuant to Lease in the form attached hereto as Exhibit E. (See paragraph 37 for funkier provisions.)

	1.10	Addenda. Attached hereto is an Addendum,
consisting of Paragraphs A. through E., and Exhibits A through E, all of which constitute a part of this Lease.

2.	Premises, Parking and Common Areas.	See
Addendum Paragraph A.
2.1 Premises. Landlord hereby leases to Tenant and Tenant leases from Landlord the Premises for the term, at the rental, and upon all of the conditions set forth herein. Unless otherwise provided herein, any statement of square footage set forth in this Lease, or that may have been used in calculating rental, is an approximation which Landlord may adjust from time to time in accordance with the standard method for measuring floor area in comparable premises established by the Building
Owners and Managers Association International
("BOMA"). Upon any such remeasurement, Landlord shall notify Tenant of the new square footage of the Premises and the Base Rent, which change in Base
Rent shall be effective as of the date of Landlord's notice.

	2.2 Vehicle Parking. Tenant shall be entitled to Tenant's prorate share of vehicle parking spaces for the Building, unreserved and unassigned, on those portions of the Common Areas designated by Landlord for parking. Tenant shall not use more parking spaces than said number. Said parking spaces shall be used only for parking by vehicles no larger than full size passenger automobiles or pick-up trucks, herein called "Permitted Size Vehicles." Vehicles other than Permitted Size Vehicles are herein referred to as "Oversized Vehicles."

	2.2.1 Tenant shall not permit or allow any vehicles that belong to or are controlled by Tenant or Tenant's employees, suppliers, shippers, customers, or invitees to be loaded, unloaded, or parked in areas other than those designated by Landlord for such activities.

	2.2.2 If Tenant permits or allows any of the prohibited activities described in Paragraph 2.2 of this Lease, then Landlord shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove or tow away the vehicle involved and charge the cost to Tenant, which cost shall be immediately payable upon demand by Landlord.

	2.3 Common Areas-Definition. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Industrial Center that are provided and designated by the Landlord from time to time for the general non-exclusive use of Landlord, Tenant and of other tenants of the Industrial Center and their respective employees, suppliers, shippers, customers and invitees, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways and landscaped areas.

	2.4 Common Areas - Tenant's Rights. Landlord hereby grants to Tenant, for the benefit of Tenant and its employees, suppliers, shippers, customers and invitees, during the term of this Lease, the non-exclusive right to use, in common with others entitled to such use, the Common Areas as they exist from time to time, subject to any rights, powers, and privileges reserved by Landlord under the terms hereof or under the terms of any rules and regulations or restrictions governing the use of the Industrial Center. Under no circumstances shall the right herein granted to use the Common Areas be deemed to include the right to store any property, temporarily or permanently, in the Common Areas. Any such storage shall be permitted only by the prior written consent of Landlord or Landlord's designated agent, which consent may be revoked at any time. In the event that any unauthorized storage shall occur then Landlord shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove the property and charge the cost to Tenant, which cost shall be immediately payable upon demand by Landlord.

2.5	Common Areas-Rules and Regulations. Landlord or such
other person(s) as Landlord may appoint shall have the exclusive
	I

control and management of the Common Areas and shall have the right, from time to time, to establish, modify, amend and enforce reasonable rules and regulations with respect thereto. Tenant agrees to abide by and conform to all such rules and regulations, and to cause its employees, suppliers, shippers, customers, and invitees to so abide and conform. Landlord shall not be responsible to Tenant for the non-compliance with said rules and regulations by other tenants of the Industrial Center.

2.6	Common Areas-Changes. Landlord shall have the right, in
Landlord's sole discretion, from time to time:

	(a) To make changes to the Common Areas, including, without limitation, changes in the location, size, shape and number of driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, landscaped areas and walkways; provided, however, that permanent: changes made by Landlord (other than as n may be required by law) shall not materially interfere with Tenant's use of the Premises for the permitted Use;

(b)	To close temporarily any of the Common Areas for
maintenance purposes, so long as reasonable access to the Premises remains available;

(c)	To designate other land outside the boundaries of the
Industrial Center to be a part of the Common Areas;
(d)	To add additional buildings and improvements to the
Common Areas;

	(e)	To use the common areas while engaged in making
additional improvements, repairs or alterations to the industrial Center, or any portion thereof;

	(f)	To do and perform such other acts and make such
other changes in, to or with respect to the Common Areas and Industrial Center as Landlord may, in the exercise of sound business judgment, deem to be appropriate.

3.	Term. 1'	See
Addendum Paragraph B.
	3.1 	Term. The Commencement Date, the Expiration Date
and the Original Term of this Lease are as specified in Paragraph 1.3.

	3.2 Delay in Possession. Notwithstanding said Commencement Date, if for any reason Landlord cannot deliver possession of the Premises to Tenant on said date, Landlord shall not be subject to any liability therefor, nor shall such failure affect the validity of this Lease or the obligations of Tenant hereunder or extend the term hereof, but in such case, Tenant shall not be obligated to pay rent or perform any other obligation of Tenant under the terms of this Lease, except as may be otherwise provided in this Lease, until possession of the Premises is tendered to Tenant.

	3.3 Early Possession. If Tenant occupies the Premises prior to said Commencement Date, such occupancy shall be subject to all provisions of this Lease, such occupancy shall not advance the Expiration Date, and Tenant shall pay rent for such period at the initial monthly rates set forth below.

4.	Rent.		See
Addendum Paragraph C.
	4.1	Base Rent. Commencing on the Commencement Date,
Tenant shall pay to Landlord Base Rent for the Premises, in advance on the first day of each month during the Term, without any offset or deduction. Rent for any period during the term hereof which is for less than one month shall be a pro rata portion of the Base Rent. Rent shall be payable in lawful money of the United States to Landlord at the address stated herein or to such other persons or at such other places as Landlord may designate in writing.

	4.2 Additional Rent; Rent. As used in this Lease, the term "rent" shall mean Base Rent and additional rent, and the term additional rent" shall mean personal property taxes and all other amounts payable by Tenant to Landlord pursuant to this Lease other than Base Rent. Where no other time is stated herein for payment, payment of any amount due from Tenant to Landlord hereunder shall be made within ten (10) days after Tenant's receipt of Landlord's invoice or statement therefor.

5.	Deposits.	See
Addendum Paragraph D.
	Tenant shall deposit with Landlord upon execution hereof the Deposits set forth in Paragraph 1.6. The Security Deposit shall be held as security for Tenant's faithful performance of Tenant's obligations hereunder. If Tenant fails to pay rent or other charges due hereunder, or otherwise defaults with respect to any provision of this Lease, Landlord may use, apply or retain all or any portion of the Security Deposit for the payment of any rent or other charge in default or for the payment of any other sum to which Landlord may become obligated by reason of Tenant's default, or to compensate Landlord for any loss or damage which Landlord may suffer thereby. If Landlord so uses or applies all or any portion of the Security Deposit, Tenant shall within ten (10) days are written demand therefor deposit cash with Landlord in an amount sufficient to restore said deposit to the full amount then required of Tenant. If the monthly rent shall, from time to time, increase during the term of this Lease, Tenant shall, at the time of such increase, deposit with Landlord additional money as an additional security deposit so that the total amount of the Security Deposit held by Landlord shall at all times bear the same proportion to the then current Base Rent as the initial Security Deposit bears to the initial Base Rent set forth in Paragraph 1.4. Landlord shall not be required to keep any Deposit separate from its general accounts. If Tenant performs all of Tenant's obligations hereunder, the Security Deposit (only), or so much thereof as has not therefore been applied by Landlord, shall be returned, without payment of interest or other increment for its use, to Tenant (or, at Landlord's option, to the last assignee, if any, of Tenant's interest hereunder) at the expiration of the term hereof, and after Tenant has vacated the Premises. If Tenant fails to surrender the Premises to Landlord in the condition required hereunder, including without limitation the provisions of Paragraph 7.2(c) below, Landlord shall be entitled to have the Premises cleaned and repaired to restore them to the condition so required, and may retain the cost of such cleaning and repairing from the Cleaning Deposit. No trust relationship is created herein between Landlord and Tenant with respect to any Deposit.

6.	Use.		See
Addendum Paragraph E.
	6.1	Use. The Premises shal1 be used and occupied only
for the purpose set forth in Paragraph 1.7 and for no other purpose. Tenant shall not use or permit the use of the Premises in a manner that creates waste or a nuisance, or that disturbs owners and/or occupants of, or causes damage to, neighboring premises or properties.

6.2 	Compliance with Covenants, Conditions and Building
Restrictions.

	(a) If and to the extent that the improvements on the Premises do not comply with any applicable covenant or restriction of record or applicable building code, regulation or ordinance in effect on the Commencement Date (other than those which apply because of the nature of Tenant or its business or the use to which Tenant will put the Premises or to any alterations or Utility installations (as defined in Paragraph 7.3(a)) made or to be made by Tenant) then Landlord shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Tenant setting forth with specificity the nature and extent of such non-compliance given within thirty (30) days after the Commencement Date, rectify the same at Landlord's expense. If Tenant does not give Landlord written notice of a non-compliance within thirty (30) days following the Commencement Date, correction of that non-compliance shall be the obligation of Tenant at Tenant's sole cost and expense.

	(b) Except as provided in Paragraph 6.2(a) Tenant shall, at Tenant's expense, promptly comply with all applicable statutes, ordinances, rules, regulations, orders, covenants and restrictions of record, and requirements of any fire insurance underwriters or rating bureaus, now in effect or which may thereafter come into effect, whether or not they reflect a change in policy from that now existing, during the term or any part of the term hereof, relating in any manner to the Premises and the occupation and use by Tenant of the Premises and of the Common Areas. Tenant shall not use or permit the use of the Premises or the Common Areas in any manner that will tend to create waste or a nuisance or shall tend to disturb other occupants of the Industrial Center.

6.3	Condition of Premises. 	See Addendum
Paragraph B.

	(a) Landlord shall deliver the Premises to Tenant clean and free of debris on the Commencement Date (unless Tenant is already in possession thereof). If the plumbing, fire sprinkler system, lighting, air conditioning, heating, or loading doors, of any, in the Premises as of the Commencement Date, other than those constructed by Tenant, shall not be in good operating condition on the Commencement Date, Landlord shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Tenant setting forth with specificity the nature and extent of such noncompliance and given within fifteen (1S) days after the Commencement Date, rectify same at Landlord's expense. If Tenant does not give Landlord written notice of a non-compliance within fifteen (1 S) days after the Commencement Date, correction of that noncompliance shall be the obligation of Tenant at Tenant's sole cost and expense.

	(b) except as otherwise provided in subparagraph (a) above or exhibit C to this Lease, Tenant hereby accepts the Premises in their condition existing as of the Lease Commencement Date or the date that Tenant takes possession of the Premises, whichever is earlier, subject to all applicable zoning, municipal, county and state laws, ordinances and regulations governing and regulating the use of the Premises, and any covenants or restrictions of record and accepts this Lease subject thereto and to al1 matters disclosed thereby and by any exhibits attached hereto. Tenant acknowledges that neither Landlord nor Landlord's agent has made any representation or warranty as to the condition of the Premises, or the present or future suitability of the Premises, the Building or the Industrial Center for the conduct of Tenant's business.

6.4 	Hazardous Materials.

	(a) Tenant covenants and agrees that it shall not cause or permit any Hazardous Material (as defined below) to be brought upon, kept, or used in or about the Premises by Tenant or Tenant's agents, employees, contractors, invitees or any other party for whom Tenant is responsible (tenant's Agents). The foregoing covenant shall not extend to materials typically found or used in general office applications so long as (I) such materials and any equipment which generates such materials are maintained only in such quantities as are reasonably necessary for Tenant's operations in the Premises, (ii) such materials are used strictly in accordance with the manufacturers' instructions therefor, (iii) such materials are not disposed of in or about the Premises in a manner which would constitute a release or discharge thereof, and (iv) all such materials and any equipment which generates such materials are removed from the Premises by Tenant upon the expiration or earlier termination of this Lease. Any use, storage, generation, disposal, release or discharge by Tenant of Hazardous
Materials in or about the Premises as is permitted hereunder shall be carried out in compliance with all applicable federal, state and local laws, ordinances, rules and regulations. Moreover, no hazardous waste resulting from any operations by Tenant shall be stored or maintained by Tenant in or about the Premises for more than ninety (90) days prior to removal by Tenant. Tenant shall, annually within thirty (30) days after Tenant's receipt of Landlord's written request therefor, provide to Landlord a written list identifying any Hazardous Materials then maintained by Tenant in the Premises, the use of each such Hazardous
Material and the approximate quantity of each such Hazardous Material so maintained by tenant, together with written certification by Tenant stating, in material, that neither Tenant nor any person for whom tenant is responsible has released or discharged any Hazardous Materials in or about the Premises.

	(b) In the event that Tenant proposes to conduct any use or to operate any equipment which will or may utilize or generate a Hazardous Material other than as specified in subparagraph (a) above, tenant shall first in writing submit such use or equipment to Landlord for approval. No approval by Landlord shall relieve tenant of any obligation of Tenant pursuant to this Paragraph 6.4, including the removal and cleanup and indemnification obligations imposed upon tenant by this Paragraph 6.4. Tenant shall, within five (5) days after receipt thereof, furnish to Landlord copies of all notices or other communications received by tenant with respect to any actual or agreed release or discharge of any Hazardous Material in or about the Premises and shall, whether or not Tenant receives any such notice or communication, notify Landlord in writing of any discharge or release of Hazardous Material by Tenant or anyone for whom Tenant is responsible in or about the Premises. In the event that Tenant is required to maintain any Hazardous Materials license or permit in connection with any use conducted by Tenant or any equipment operated by Tenant in the Premises, copies of each such license or permit, each renewal or revocation thereof and any communication relating to suspension, renewal or revocation thereof Shall be furnished to Landlord within five (5) days after receipt thereof by Tenant. Compliance by tenant with the two immediately preceding sentences shall not relieve Tenant of any other obligation of tenant pursuant to this Paragraph 6.4.

(c) Upon any violation of the foregoing covenants, Tenant shall be obligated, at Tenant's sole cost, to clean-up and remove from the Premises all Hazardous Materials introduced into the Premises by Tenant or any person or entity for whom tenant is responsible. Such clean-up and removal shall include all testing and investigation required by any governmental authorities having jurisdiction and preparation and implementation of any remedial action plan required by any governmental authorities having jurisdiction. AH such clean-up and removal activities of Tenant shall, in each instance, be conducted to the satisfaction of Landlord and all governmental authorities having jurisdiction. Landlord's right of entry pursuant to Paragraph 32 shall include the right to enter and inspect the Premises for violations of tenant's covenants herein.

	(d) Tenant shall indemnify, defend and hold harmless Landlord, its partners, and its and their successors, assigns, partners, officers, employees, agents, lenders and attorneys from and against any and all claims, liabilities, losses, actions, costs and expenses (including attorneys' fees and costs of defense) incurred by such indemnified persons, or any of them, as the result of (i) the introduction into or about the Premises by Tenant or anyone for whom tenant is responsible of any Hazardous Materials,
(ii) the usage, storage, maintenance, generation, disposition or disposal by Tenant or anyone for whom Tenant is responsible of Hazardous Materials in or about the Premises, (iii)) the discharge or release in or about the Premises by Tenant or anyone for whom Tenant is responsible of any Hazardous Materials, (iv) any injury to or death of persons or damage to or destruction of property resulting from the use, introduction, maintenance, storage, generation, disposal, disposition, release or discharge by Tenant or anyone for whom Tenant is responsible of Hazardous Materials in or about the Premises, and (v) any failure of tenant or anyone for whom Tenant is responsible to observe the foregoing covenants of this Paragraph 6.4.

	(e) Upon any violation of the foregoing covenants, Landlord shall be entitled to exercise all remedies available to a landlord against a defaulting tenant, including, but not limited to, those set forth in Paragraph
13.2. Without limiting the generality of the foregoing, tenant expressly agrees that upon any such violation Landlord may, at its option, (i) immediately terminate this Lease or (iii) continue this Lease in effect until compliance by Tenant with its clean-up and removal covenant notwithstanding any earlier expiration date of the term of this Lease. No action by Landlord hereunder shall impair the obligations of tenant pursuant to this Paragraph 6.4.

	(f) As used in this Paragraph 6.4, "Hazardous Materials" is used in its broadest sense and shall include any petroleum based products, pesticides, paints and solvents, polychlorinated biphenyl, lead, cyanide, DDT, acids, ammonium compounds and other chemical products and any material or material defined or designated as hazardous or toxic, or other similar term, by any federal, state or local environmental statute, regulation, or ordinance affecting the Premises presently in effect or that may be promulgated in the future, as such statutes, regulations and ordinances may be amended from time to time, including, but not limited to, the following statutes: (i) Resource Conservation and Recovery AS of 1976, 42 U.S.C. * 6901 et seq., (iii) Comprehensive Environmental Response, Compensation, and Liability AS of 1980, 42 U.S.C. * 9601 CT seq., (iii) Clean Air Act, 42 U.S.C. * 7401-7626, (iv)
Water pollution Control Act (Clean Water Act of 1977), 33 U.S.C. * 1251 CT seq., (v) Insecticide, Fungicide, and Rodenticide Act (Pesticide Act of 1987), 7 U.S.C. * 135 et seq., (vi) Toxic Materials Control Act, 15 U.S.C. * 2601 ct seq., (vii) Safe Drinking Water Act, 42 U.S.C. * 300(f) ct seq., (viii) National Environmental Policy Act (NEPA) 42 U.S.C. * 4321 et seq., (ix) Refuse Act of lA99, 33 U.S.C. * 407 et seq., and (x) California Health and Safety Code * 25316 ct seq.

	(g) By its signature to this Lease, tenant confirms that it has conducted its own examination of the Premises and the Industrial Center with respect to Hazardous Materials and accepts the same "AS IS" and with no Hazardous Materials present thereon. Tenant acknowledges that incorporation of any material containing asbestos into the Premises is absolutely prohibited. Tenant agrees, represents and warrants that it Shall not incorporate or permit or suffer to be incorporated, knowingly or unknowingly, any material containing asbestos into the Premises.

	6.5 Tenant's Compliance with Law. Tenant Shall not use the Premises in any way (or permit or suffer anything to be done in or about the same) which Will conflict with any law, statute, ordinance or governmental rule or regulation or any covenant, condition or restriction (whether or not of public record) affecting the Premises, now in force or which may hereafter be enacted or promulgated, including, the provisions of any city or county zoning codes regulating the use thereof. Tenant shall, at its sole cost and expense, promptly comply with (i) all laws, statutes, ordinances and governmental rules and regulations, now in force or which may hereafter be in force, applicable to Tenant or its use of or business or operations in the Premises, including without limitation Prop. 65, if applicable, (ii) all requirements, and other covenants, conditions and restrictions, now in force or which may hereafter be in force, which affect the Premises, and (iii) all requirements, now in force or which may hereafter be in force, of any board of free underwriters or other similar body now or hereafter constituted relating to or affecting the condition, use or occupancy of the Premises
(collectively, "Applicable Laws "). The judgment of any court of competent jurisdiction or the admission by tenant in any action against tenant, whether Landlord be a party thereto or not, that Tenant has violated any law, statute, ordinance, governmental rule or regulation or any requirement, covenant, condition or restriction shall be conclusive of the fact as between Landlord and Tenant. It is expressly understood and agreed that, subject to performance by Landlord of the work described in the Work Letter, if any, attached as an exhibit hereto, Tenant is accepting the Premises "AS Is, in its present state and condition, without any representations or warranties from Landlord of any kind whatsoever, either express or implied, with respect to the Premises, including compliance of the Premises with The Americans With Disabilities Act, Title 24 and the rules and regulations promulgated thereunder, as amended from time to time (Collectively, the "Agent). Except as otherwise provided for in the Work Lenore, ff. Tenant's use of the Premises or operations therein cause Landlord to incur any obligation under the ADA, as reassemble determined by Landlord, then Tenant Shall reimburse Landlord for
Landlord's costs and expenses in connection therewith. If Tenant's initial use of the Premises is nor a place of public accommodation" within the meaning of the ADA, then Tenant may not thereafter change the use of the Premises to cause the Premises to become a "place of public accommodation." In the event that tenant desires or is required hereby to make alteration, improvements, additions or Utility installations (as defined in Paragraph 7.3(a) below) to the Premises in order to satisfy its obligation under the ADA, then all such alteration, improvements, additions or Utility Installations shall be subject to Paragraph 7.3 below, and shall be performed at Tenant's sole cost and expense. Tenant shall be responsible for insuring that the Premises and Tenant's use thereof and operation therein fully and completely comply with the ADA.

	6.6 Inspection; Compliance. Landlord and Landlord's lender(s) Shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times, for the purpose of inspecting the condition of the Premises and for verifying compliance by tenant with this Lease and all Applicable Laws (as defined in Paragraph 6.5), and to employ experts and/or consultants in connection therewith and/or to advise Landlord with respect to Tenant's activities, including, but not limited to, the installation, operation, use, monitoring, maintenance or removal of any Hazardous Material or storage tank on or from the Premises. The costs and expenses of any such inspections shall be paid by the party requesting same, unless a default or breach of this Lease, violation of Applicable Law or a contamination, caused or materially contributed to by tenant, is found to exist or be imminent, or unless the inspection is requested or ordered by a governmental authority as the result of any such existing or imminent violation or contamination, in which case Tenant shall upon request reimburse Landlord's lender, as the case may be, for the costs and expense of such inspections with interest at the rate set forth in Paragraph 13.5(a) below accruing from and after such cost or expire was incurred by Landlord or Landlord's lender through the date of payment in full thereof.

	 7. 	Maintenance, Repairs, Alterations and Common Area
Services.

	7.1 Landlord's Obligations. Subject to the provision of Paragraphs 6 (Use), 7.2 (Tenant's Obligations) and 9 (Damage or Destruction) and except for damage caused by any negligent or intentional act or omission of Tenant, Tenant's employees, suppliers, shippers, customers, or invitees, in which event Tenant shall repair the damage, Landlord, at Landlord's expense, shall keep in good condition and repair the foundation, exterior walls, structural condition of interior bearing walls, the heating, ventilating and air conditioning system outside the Premises but serving the Premises, and roof of the Premises, as well as the parking lots, walkways, driveways, landscaping, fences, signs and utility installation of the Common Areas and all parts thereof. Landlord shall not, however, be obligated to paint the exterior or interior surface of exterior walls, nor shall landlord be required to maintain, repair or replace windows, doors or plate glass of the Premises. Landlord shall have no obligation to make repairs under this Paragraph 7.1 until a reasonable time after receipt of written notice from Tenant of the need for such repairs.
tenant expressly waives the benefits of any statute now or hereafter in effect which would otherwise afford Tenant the right to make repairs at Landlord's expire or to terminate this Lease because of Landlord's failure to keep the Premises in good order, condition and repair. Landlord shall not be liable for damages or loss of any kind or mature by reason of Landlord's failure to furnish any Common Area services when such failure is caused by accident, breakage, repairs, strikes, lockout, or other labor disturbances or disputes of any character, or by any other cause beyond the reasonable control of Landlord.

7.2 	Tenant's Obligations.

	(a) Subject to the provisions of Paragraphs 6 (Use),
7.1 (Landlord's Obligations), and 9 (Damage or Destruction), Tenant, at Tenant's expense, shall keep in good order, condition and repair the Premises and every part thereof (whether or not the damaged portion of the Premises or the means of repairing the same are reasonably or readily accessible to tenant) including, without limiting the generality of the foregoing, all plumbing, electrical and lighting facilities and equipment within the Premises, fixtures, interior walls and interior surfaces of exterior walls, ceilings, windows, doors, plate glass and skylights located within the Premises.

	(b) If Tenant fails to perform Tenant's obligations under this Paragraph 7.2 or under any other paragraph of this Lease, Landlord may enter upon the Premises after prior written notice to Tenant (except in the case of emergency dept., a situation involving a threat of property damage or personal injury), in which case no notice shall be required)), perform such obligations on Tenant's behalf and put the Premises in good order, condition and repair, and the cost thereof together with interest thereon from and after Landlord incurs the same at the maximum rate then allowable by law shall be due and payable as additional rent to Landlord together with Tenant's next Base Rent installment.

	(c) On the last day of the term hereof, or on any sooner termination, tenant shall surrender the Premises to Landlord in the same condition as received, ordinary wear and tear excepted, clean and free of debris. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices. Tenant shall repair any damage to the Premises occasioned by the installation or removal of tenant's trade fixtures, alterations, furnishings and equipment. Notwithstanding anything to the contrary otherwise stated in this Lease, subject to Landlord's right to require Tenant to remove the same pursuant to Paragraph 7.3(a) below, Tenant shall leave all Utility Installations" (as defined in such Paragraph 7.3(a)) on the Premises in good operating condition.

7.3 	Alterations and Additions.

	(a) Tenant Shall not, without Landlord's prior written consent, make any alteration, improvements, additions, or Utility Installation in, on or about the Premises, or the Industrial Center. except for interior, nonstructural alterations to the Premises, consistent in All respects with the initial tenant improvements made in the Premises, not exceeding S2,500 in cumulative costs during the term of the Lease. In any event, whether or not in excess of $2,500 in cumulative cost, Tenant shall make no change or alteration to the exterior (or visible from the exterior) of the Premises, the Building or the Industrial Center without Landlord's prior written consent. As used in this Paragraph 7.3, the term "Utility installation" shall mean carpeting, window coverings, air lines, telephone, data and other cabling, power panels, electrical distribution systems, lighting fixtures, space heaters, air condition, plumbing and fencing. Landlord may require that tenant remove any or all of said alterations, improvements, additions or Utility installations, regardless of when installed and whether at Tenant's or Landlord's expense, at the expiration of the term, and restore the Premises and the Industrial Center to their prior condition. Landlord may require Tenant to provide Landlord, at Tenant's sole cost and expose, a lien and completion bond in an amount equal to one and one-half times the estimated cost of such improvements, to insure Landlord against any liability for mechanic's and materialmen's liens and to insure completion of the work. Should Tenant make any alterations, improvements, addition or Utility installations without the prior approval of Landlord, Landlord may, at any time during the term of this Lease, require that Tenant remove any or all of the same.

	(b) Any alteration, improvement, addition or Utility installations in or about the Premises or the Industrial Center that tenant shall desire to make and which requires the comment of the Landlord shall be presented to Landlord in written form, with proposed detailed plan and the name of the contractor Tenant proposes to perform the same. If Landlord shall give its consent, the consent shall be deemed conditioned upon Tenant acquiring a permit to do so from appropriate governmental agencies, the furnishing of a copy thereof to Landlord prior to the commencement of the work and the compliance by tenant of all conditions of said permit in a prompt and expeditious manner.

	(c) Tenant shall pay, when due, all claims for labor or materials furnished or agreed to have been furnished to or for Tenant at or for use in the Premises, which claims are or may be secured by any mechanics' or materialmen's lien against the Premises, or the Industrial Center, or any interest therein. Tenant shall give Landlord not less than twenty (20) days' notice prior to the commencement of any work in the Premises, and Land lord shall have the right to post notices of non-responsibility in or on the Premises or the Building as provided by law. If Tenant Shall, in good faith, contest the validity of any such lien, claim or demand, then Tenant shall, at its sole expense defend itself and Landlord against the same and Shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Landlord or the Premises or the Industrial Center, upon the condition that Tenant
Shall furnish to Landlord a surety bond satisfactory to Landlord in an amount equal to such contested lien claim or demand indemnifying Landlord against liability for the same and holding the Premises and the Industrial Center free from the effect of such lien or claim. In addition, Landlord may require Tenant to pay Landlord's attorneys' fees and costs in participating in such action if Land lord shall decide it is to Landlord's best interest to do so.

	(d) All alterations, improvements, additions and Utility installations (whether or not such Utility installations constitute trade fixtures of Tenant), which may be made on the Premises shall be the property of Landlord and shall remain upon and be surrendered with the Premises at the expiration of the Lease term, unless Landlord requires their removal pursuant to Paragraph 7.3(a). Notwithstanding the provision of this Paragraph 7.3(d), Tenant's machinery and equipment, other than Utility Installations and other than that which is affixed to the Premises so that it cannot be removed without damage to the Premises, shall remain the property of Tenant and may be removed by Tenant subject to the provisions of Paragraph 7.2.

	(e) Tenant Shall surrender the Premises by the end of the last day of the Term or any earlier termination date, with All of the improvements, parts and surfaces thereof clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. "Ordinary wear and tear" Shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Tenant performing All of its obligations under this Lease. Except as otherwise agreed or specified in writing by Landlord, the Premises, as surrendered, Shall include the Utility Installations. The obligation of Tenant Shall include the repair of any damage occasioned by the Installation, maintenance or removal of Tenant's trade fixtures, furnishings, equipment, and alterations and/or Utility Installation, as Well as the removal of any storage tank Installed by or for Tenant, and the removal, replacement, or redemption of any soil, material or groundwater contaminated by Tenant, all as may then be required by Applicable Law and/or good practice. Tenant's trade fixtures shall remain the property of tenant and shall be removed by Tenant subject to its obligation to repair and restore the Premises per this Lease.

	7.4 Utility Additions. Landlord reserves the right to install new or additional utility facilities throughout the Building and the Common Areas for the benefit of Landlord or Tenant, or any other tenant of the Industrial Center, including, but not by way of limitation, such utilities as plumbing, electrical systems, security systems, communication systems, and fire protection and detection systems, so long as such installation do not unreasonably interfere with Tenant's use of the Premises.

8. 	Insurance; Indemnity.

	8.1	Liability Insurance-Tenant. Tenant Shall, at
Tenant's expense, obtain and keep in force during the term of this Lease a policy of combined single limit bodily injury and property damage insurance insuring Tenant and Landlord against any liability arising out of the use, occupancy or maintenance of the Premises and the Industrial Center. Such insurance Shall be on an occurrence basis with single limit coverage in an amount not less than S1,000,000.00 per occurrence. The policy Shall insure performance by Tenant of the indemnity Provision of this Paragraph 8. The limits of said insurance shall not, however, limit the liability of Tenant hereunder nor relieve Tenant of any obligation hereunder. Any insurance to be carried by Tenant Shall be primary to and not contributory with any similar insurance carried by Landlord, whose insurance Shall be excess insurance only. Tenant Shall carry workers' compensation insurance in the amount required by law, and such other coverage (whether property, liability or other) as Landlord Shall deem necessary or desirable from time to time.

	8.2 Property Insurance - Tenant. Subject to the requirements of Paragraph 8.5, Tenant at its cost Shall either by separate policy or, with comment of Landlord, by endorsement to a policy already carried, maintain insurance coverage on all of Tenant's personal property, tenant owned alteration and Utility installations in, on, or about the Premises with full replacement cost coverage with a deductible of not to exceed S5,000 per occurrence. The proceeds from any such insurance shall be used by Tenant for the replacement of personal property or the restoration of tenant owned alterations and Utility installations. tenant shall, from time to time upon Landlord's request, provide Landlord with written evidence that such insurance is in force.

	8.3 Property Insurance. Landlord shall obtain and keep in force during the term of this Lease a policy or policies of insurance covering loss or damage to the Industrial
Center improvements, but not Tenant's personal property, fixtures, equipment or tenant improvements, in an amount not less than eighty percent (80 %) of the full replacement value thereof, as the same may exist from time to time, providing protection against all perils included within the classification of fire, extended coverage, vandalism, malicious mischief, nood (in the event same is required by a lender having a lien on the Premises), special extended perils (at risk", as such term is used in the insurance industry), plate glass insurance and such other insurance as Land lord deems advisable.

8.4 	Payment of Premium Increase.

	(a) tenant shall pay the entirety of any increase in the property insurance premium for the Industrial Center over what it was immediately prior to the commencement of the Term of this Lease ff. the increase is specified by Landlord's insurance carrier as being caused by the nature of Tenant's occupancy or any act or omission of Tenant.

	(b) If the Premises are part of a larger building, or ff. the Premises are part of a group of buildings owned by Landlord which are adjacent to the Premises, then Tenant shall pay for any increase in the premiums for the property insurance of such building or buildings ff. said increase is caused by Tenant's acts, omissions, use or occupancy of the Premises.

	8.5 Insurance Policies. Insurance required hereunder Shall be in companies holding a General Policyholders Rating" of at least A or such other rating as may be required by a lender having a lien on the Premises, as set forth in the most current issue of Best's Insurance Guide.. Tenant Shall not do or permit to be done anything which Shall invalidate the insurance policies carried by Land lord. Tenant Shall deliver to Landlord copies of liability and property insurance policies required under Paragraphs
8.1 and 8.2 or certificates evidencing the existence and amounts of such insurance within seven (7) days after the Commencement Date. No such policy shall be cancelable or subject to reduction of coverage or other modification except after thirty (30) days' prior written notice to Landlord. tenant shall, at least thirty (30) days prior to the expiration of such policies, and without the requirement of further notice, furnish Landlord with renewals or "binders" thereof.

	8.6 Waiver of Subrogation. tenant and Landlord each hereby release and relieve the other, and waive their entire right of recovery against the other, for loss or damage arising out of or incident to the perils insured against under policies of property insurance carried hereunder (or required to be insured against under property insurance hereunder, whether or not such insurance required hereunder is actually obtained and/or maintained) which perils occur in, on or about the Premises, whether due to the negligence of Land lord or Tenant or their agents, employees, contractors and/or invitees. Tenant and Land lord shall, upon obtaining the policies of insurance required hereunder, give notice to the insurance carrier or carriers that the foregoing mutual waiver of subrogation is contained in this Lease.

	8.7 Indemnity. tenant shall indemnify and hold harmless Landlord and its agents, Landlord's master or ground lessor, partners and lenders from and against any and all claims, loss of rents and/or damages, losses, costs, liens, judgments, penalties, permits, causes of action, attorneys' and consultant's fees, expenses and/or liabilities arising out of, involving, or dealing with tenant's use of the Premises or the Industrial Center, or from the conduct of tenant's business or from any activity, work or things done, permitted or suffered by tenant in or about the Premises or elsewhere and shall further indemnify and hold harmless such indemnified parties from and against any and all claims arising from any breach or default in the performance of any obligation on tenant's part to be performed under the terms of this Lease, or arising from any act or omission of Tenant, or any of Tenant's agents, contractors, employees or invitees, and from and against All costs, attorneys' fees, expenses and liabilities incurred in the defense of any such claim or any action or proceeding brought thereon, and in case any action or proceedings be brought against any such indemnified any by reason of any such claim, Tenant upon notice from Land lord shall defend the same at tenant's expense by counsel reasonably satisfactory to Land lord and Landlord shall cooperate with Tenant in such defense. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Land lord) litigated and/or reduced to judgment, and whether well founded or not. In case any action or proceeding be brought against Landlord by reason of any of the foregoing matters, Tenant upon notice from Landlord shall defend the same at Tenant's expense by counsel reasonably satisfactory to Land lord and Landlord shall cooperate with Tenant in such defense. Landlord need not have first paid any such claim in order to be so indemnified. Tenant, as a material pan of the consideration to Landlord, hereby assumes all risk of damage to property of tenant or injury to persons, in, upon or about the Industrial Center arising from any cause and Tenant hereby waives all claims in respect thereof against Landlord.

	8.8 Exemption of Landlord from Liabilities. Tenant hereby agrees that Landlord shall not be liable for injury to Tenant's business or any loss of income therefrom or for damage to the goods, wares, merchandise or other property of Tenant, Tenant's employees, invitees, customers, or any other person in or about the Premises or the Industrial Center, nor Shall Landlord be liable for injury to the person of Tenant, Tenant's employees, agents or contractors, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said damage or injury results from conditions arising upon the Premises or upon other portions of the Industrial Center, or from other sources or places and regardless of whether the cause of such damage or injury or the means of repairing the same is inaccessible to Tenant. Landlord shall not be liable for any damages arising from any act or neglect of any other tenant, occupant or user of the Industrial Center, nor from the failure of Land lord to enforce the provisions of any other lease of the Industrial Center. Notwithstanding Landlord's negligence, willful misconduct or breach of this Lease, Landlord shall under no circumstances be liable for consequential damages, or for injury to Tenant's business or for any loss of income or profit therefrom.

	8.9 Limitation of Liability. Tenant agrees that. in the event Tenant shall! have any claim against landlord under this T ease 2~.S'-g out of the subject manner of this Lease, Tenant's sole recourse shall be against the Landlord's interest in the Industrial Center for the satisfaction of any claim, judgment or decree requiring the payment of money by Landlord as a result of a breach hereof or otherwise in connection with this Lease, and no other property or assets of Land lord, its successors or assigns, shall be subject to the levy, execution or other enforcement procedure for the satisfaction of any such claim, judgment, injunction or decree. In addition, in no event shall Landlord be liable for any consequential damages. Tenant funkier hereby waives any and all right to assess any claim against or obtain any damages from, for any reason whatsoever, the directors, officers and partners of Landlord, including all injuries, damages or losses to tenant's property, real and personal, whether known, unknown, foreseen, unforeseen, patent or latent, which tenant may have against Landlord or its directors, officers or partners. Tenant understands and acknowledges the significance and consequence of such specific waiver.

9. 	Damage or Destruction.

9.1 	Definitions.

	(a)	Premises Partial Damage Shall mean if the Premises
are damaged or destroyed to the extent that the cost of repair is less than fifty percent (50%) of the then replacement cost of the Premises.

	(b)	"Premises Total Destruction" shall mean if the
Premises are damaged or destroyed to the extent that the cost of repair is fifty percent (SO 9G) or more of the then replacement cost of the Premises.

	(c)	"Premises Building Partial Damage" Shall mean if
the Building of which the Premises are a pan is damaged or destroyed to the tenant that the cost to repair is less than fifty percent (50%) of the then replacement cost of the Building.
	(d)	"Premises Building Total Destruction" shall mean
if the Building of which the Premises are a pan is damaged or destroyed to the extent that the cost to repair is twenty-five percent (25 %) or more of the then replacement cost of the Building.

(e) 	"Industrial Center Buildings " shall mean all of the
buildings on the Industrial Center site depicted on Exhibit
B hereto.

	(f)	"Industrial Center Buildings Total Destruction"
shall mean if the Industrial Center Buildings are damaged or destroyed to the extent that the cost of repair is twenty-five percent (25%) or more of the then replacement cost of the Industrial Center Buildings.

	(g) "Insured Loss ~ Shall mean damage or destruction which was caused by an event required to be covered by the insurance described in Paragraph 8, or for which insurance coverage is otherwise available. The fact that an Insured Loss has a deductible amount Shall not make the loss an uninsured loss.

	(h)	"Replacement Cost" Shall mean the amount of money
necessary to be spent in order to repair or rebuild the damaged area to the condition that existed immediately prior to the damage occurring excluding All improvements made by tenants.

9.2 	Premises Partial Damage; Premises Building Partial
Damage.

	(a) Insured Loss: Subject to the provisions of Paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage which is an Insured Loss and which falls into the classification of either Premises Partial Damage or Premises Building Partial Damage, then Land lord shall, at Landlord's expense, repair such damage to the Premises, but not Tenant's fixtures, equipment or tenant improvements, as soon as reasonably possible and this Lease shall continue in full force and effect.

	(b) Uninsured Loss: Subject to the provisions of Paragraphs 9.4 and 9.5, ff. at any time during the term of this Lease there is damage which is not an Insured Loss and which falls within the classification of Premises Partial Damage or Premises Building Partial Damage, unless caused by a negligent or willful act of Tenant (in which event tenant shall make the repairs at tenant's expense), which damage prevents Tenant from using the Premises, Land lord may at Landlord's option either (i) repair such damage as soon as reasonably possible at Landlord's expense, in which event this Lease shall continue in full force and effect, or (iii) give written notice to Tenant within sixty (60) days after the date of the occurrence of such damage of Landlord's intention to cancel and terminate this Lease as of the date of the occurrence of such damage. In the event Landlord elects to give such notice of Landlord's intention to cancel and terminate this Lease, Tenant shall have the right within ten (10) days after the receipt of such notice to give written notice to Landlord of Tenant's intention to repair such damage at Tenant's expense, without reimbursement from Land lord, in which event this Lease Shall continue in Full force and effect, and Tenant Shall proceed to make such repairs as soon as reasonably possible. If Tenant does not give such notice within such ten (10) day period this Lease Shall be canceled and terminated as of the date of the occurrence of such damage.

9.3 	Premises Total Destruction; Premises Building Total
Destruction; Industrial Center Buildings Total Destruction.

	(a) Subject to the provisions of Paragraphs 9.4 and 9.5, if at any time during the term of this Lease there is damage, whether or not it is an Insured Loss, and which falls into the classifications of either (i) Premises Total
Destructio4 or (u) Premises Building Total Destructio4 or
(iii) Industrial Center Buildings Total Destruction, then
Landlord may at Landlord's option either (i) repair such damage or destructio4 but not Tenant's fixtures, equipment or tenant improvements, as soon as reasonably possible at Landlord's expense, and this Lease shall continue in full force and effect, or (u) give written notice to Tenant within sixty (60) days after the date of occurrence of such damage of Landlord's intention to cancel and terminate this Lease, in which case this Lease shall be canceled and terminated as of the date of the occurrence of such damage.

9.4 	Damage Near End of Term.

	(a) Subject to Paragraph 9.4(b), if at any time during the last twelve (12) months of the term of this Lease there is substantial damage, whether or not an Insured Loss, which falls within the classification of Premises Partial Damage or Premises Building Panial Damage, Landlord may at
Landlord's option cancel and terminate this Lease as of the date of occurrence of such damage by giving written notice to Tenant of Landlord's election to do so within sixty (60) days after the date of occurrence of such damage.

	(b) Notwithstanding Paragraph 9.4(a), in the event that tenant has an option to extend or renew this Lease, and as of the occurrence of the damage the time within which said option may be exercised has not yet expired, Tenant shall exercise such option, if it is to be exercised at all, no later than twenty (20) days after the occurrence of an Insured Loss falling within the classification of Premises Panial Damage, during the last twelve (12) months of the term of this Lease. If Tenant duly exercises such option during said twenty (20) day period, Landlord shall, at Landlord's expense, repair such damage, but not Tenant's fixtures, equipment or tenant improvements, as soon as reasonably possible and this Lease shall' continue in Full force and effect. If tenant fails to exercise such option during said twenty (20) day period, then Landlord may at Landlord's option terminate and cancel this Lease as of the expiration of said twenty (20) day period by giving written notice to tenant of Landlord's election to do so within thirty (30) days after the expiration of said twenty (20) day period, notwithstanding any term or provision in the grant of option to the contrary.

	9.5 Abatement of Rent; Tenant's Remedies. In the event Landlord repairs or restores the Premises pursuant to the provisions of this Paragraph 9, the Base Rent payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which tenant's use of the Premises is impaired to the extent that Landlord is reimbursed therefor by proceeds of rental interruption insurance, if any, carried by Landlord or Tenant. Except for abatement of Base Rent, if any, Tenant shall have no claim against Landlord for any damage suffered by reason of any such damage, destruction, repair or restoration.

	9.6 Termination-Advance Payments. Upon termination of this Lease pursuant to this Paragraph 9, an equitable adjustment shall be made concerning advance rent and any advance payments made by Tenant to Landlord. Landlord shall, in addition, so long as tenant is not in default hereunder, return to Tenant so much of Tenant's security deposit as has not therefore been applied by Landlord.

	9.7	Waiver. Landlord and Tenant waive the provisions
of any statute which relate to termination of leases when leased property is destroyed and agree that such event shall be governed by the terms of this Lease.

10.	Real Property Taxes.

	10.1 (a) Landlord shall pay the Real Property Taxes, as defined in Paragraph 10.2, applicable to the Premises. Notwithstanding the foregoing, Tenant shall pay to Landlord upon demand therefor the entirety of any increase in Real Property Taxes assessed by reason of Alterations or Utility Installations placed upon the Premises by Tenant or at Tenant's request.

	10.2 Definition of "Real Property Taxes". As used herein, the term "Real Property Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, persoM1 income or estate taxes) imposed upon the Industrial Center by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other Improvement district thereof, levied against any legal or equitable interest of Landlord in the Premises or in the real property of which the Premises are a part, Landlord's right of rent or other income therefrom, and/or Landlord's business of leasing the Premises, or otherwise imposed on Landlord as an owner of real property in lieu of or in addition to real property taxes. The term "Real Property Taxes " shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in applicable law taking effect, during the term of this Lease, including but not limited to a change in the ownership of the Premises or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties.

10.3 	Personal Property Taxes.

	(a) Tenant shall pay prior to delinquency all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Tenant contained in the Premises or elsewhere. When possible, Tenant shall cause said trade fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Landlord.

	(b)	If any of Tenant's said personal property shall be
assessed with Landlord's real property, Tenant shall pay to Landlord the taxes attributable to Tenant within ten (10) days after receipt of a written statement setting forth the taxes applicable to Tenant's property.

11. Utilities. Tenant shall pay for all water, gas, heat, light, power, telephone and other utilities and services supplied to the Premises, together with any Taxes thereon, including hook-up charges and/or penalties. If any such services are not separately metered to the Premises, Tenant shall pay a reasonable proportion to be determined by Landlord of all charges jointly metered with other premises in the Building.

12.1 	Landlord's Consent Required.

	(a) Tenant shall not, directly or indirectly, voluntarily or by operation of law, sell, assign, encumber, pledge or otherwise transfer or hypothecate all or any part of the Premises or Tenant's leasehold estate hereunder
(collectively "Assignment.), or permit the Premises to be occupied by anyone other than Tenant or sublet the Premises
(Sublease") or any opinion thereof without Landlord's prior written consent being had and obtained in each instance, subject to the terms and conditions contained in this Paragraph.

	(b) If Tenant desires at any time to enter into an Assignment of this Lease or a Sublease of the Premises or any opinion thereof, Tenant shall request, in writing, at least sixty (60) days prior to the effective date of the Assignment or Sublease, Landlord<Hord's consent to the Assignment or Sublease, and shall provide Landlord with the following information:

(i) The name of the proposed assignee, subtenant or occupant;

(ii) The nature of the proposed assignee's, subtenant's or occupant's business to be carried on in the Premises;

(iii) The terms and provisions of the proposed Assignment or Sublease and a copy of such documents; and

(iv)Such financial information concerning the proposed assignee, subtenant or occupant which Landlord shall have requested following its receipt of Tenant's request for consent.

(c) At any time within thirty (30) days after Landlord's receipt of the notice specified above, Landlord may by written notice to Tenant elect either to (I) consent to the proposed Assignment or Sublease, (ii) refuse to consent to the proposed Assignment or Sublease, or (iii) terminate this Lease in full with respect to an Assignment or terminate in pan with respect to a Sublease and enter into a lease directly with the proposed assignee or subtenant. Landlord and Tenant agree (by way of example and without limitation) that Landlord shall be entitled to take into account any fact or factor which Landlord reasonably deems relevant to such decision, including, but not necessarily limited to, the following, all of which are agreed to be reasonable factors for Landlord's consideration

01) The financial strength of the proposed assignee or subtenant (which shall be at least equal to that of Tenant as of the date of execution of this Lease), including the adequacy of its working capital to pay all expenses anticipated in connection with any remodeling of the Premises.

(ii) The experience of the proposed assignee or subtenant with respect to businesses of the type and size which such assignee or subtenant proposes to conduct in the Premises.

(iii) The quality and nature of the business and/or services to be conducted in or from the Premises by the proposed assignee or subtenant and in any other locations which it has.

(iv) Violation of exclusive use rights previously granted by Landlord to other tenants of the Building or Industrial
Center.

(v) The effect of the type of services and business which the proposed assignee or subtenant proposes to conduct in the Premises upon the tenant mix in the Building or in the opinion of the Industrial Center which contains the Premises, including duplication of services offered by surrounding tenants and compatibility of the services and business which such assignee or subtenant proposes to conduct in or offer from the Premises with business and services conducted by surrounding tenants in the Industrial
Center.

(vi) The quality of the appearance of the Premises resulting from any remodeling or renovation to be conducted by the proposed assignee or subtenant, and the compatibility of such quality with that of other premises in the Building.

(vii) Whether there then exists any default by Tenant pursuant to this Lease or any nonpayment or nonperformance by Tenant under this Lease which, with the passage of time and/or the giving of notice, would constitute a default under this Lease.

(viii) Any fact or factor upon which Landlord reasonably concludes that the business to be conducted by such assignee or subtenant will not be a financial success in the Premises.

Moreover, Landlord shall be entitled to be reasonably satisfied that each and every covenant, condition or obligation imposed upon Tenant by this Lease and each and every right, remedy or benefit afforded Landlord by this Lease is not impaired or diminished by such Assignment or Sublease. In no event shall there be any substantial change in the use of the Premises in connection with any Assignment or Sublease except as expressly approved in writing by Landlord in advance. Landlord and Tenant acknowledge that the express standards and provisions set forth in this Lease dealing with Assignment and Sublease have been freely negotiated and are reasonable at the date hereof taking into account Tenant's proposed use of the Premises and the nature and quality of the Premises. No withholding of consent by Landlord in accordance with the foregoing shall give rise to any claim by Tenant or any proposed assignee or subtenant or entitle Tenant to terminate this Lease or to any abatement of rent. Approval of any Assignment of Tenant's interest shall, whether or not expressly so stated, be conditioned upon such assignee assuming in writing all obligations of Tenant hereunder by a written instrument satisfactory to Landlord.

(d) If Landlord consents to the Sublease or Assignment within said shiny (30) day period, Tenant may enter into such Assignment or Sublease of the Premises or opinion thereof, but only upon the terms and conditions set in the notice furnished by Tenant to Landlord pursuant to Paragraph
(b) above; provided, however, that in connection with such Assignment or Sublease, as a condition to Landlord's consent, Tenant shall pay to Landlord one hundred percent (100%) of the excess, if any, of (i) in the case of an Assignment, the rental and other payment obligations of the proposed assignee under the terms of the proposed Assignment over the rental and other payment obligations of Tenant under the terms of this Lease, or (ii) in the case of a Sublease, the amount proposed to be paid by the subtenant over the proportionate amount of rental and other payment obligations required to be paid by Tenant to Landlord under the terms of this as applicable to the opinion of the Premises so subleased.

(e) No consent by Landlord to any Assignment or Sublease by Tenant shall relieve Tenant of any obligation to be performed by Tenant under this Lease, whether arising before or after the Assignment or Sublease. The consent by Landlord to any Assignment or Sublease shall not relieve Tenant of the obligation to obtain Landlord's express written consent to any other Assignment or Sublease. Any Assignment or Sublease that is not in compliance with this paragraph shall be void and, at the option of Landlord, shall constitute a material default by Tenant under this Lease. The acceptance of rent by Landlord or payment to Landlord of any other monetary obligation by a proposed assignee or sublessee shall not constitute the consent by Landlord to such Assignment or Sublease. Tenant shall promptly provide to Landlord a copy of the fully executed Sublease or Assignment.

(f) Any sale or other transfer, including transfer by consolidation, merger or reorganization, of twenty-five percent (25 %) or more of the voting stock of Tenant, if Tenant is a corporation, or any sale or other transfer of twenty0lve percent (25%) or more of the partnership interest in Tenant if Tenant is a partnership, shall be an Assignment for purposes of this paragraph. As used m this paragraph three term "Tenant" shall also mean any entity that has guaranteed Tenant's obligation under this Lease, and the prohibition hereof shall be applicable to any sales or transfers of stock or partnership interests of said guarantor.

(g) Each assignee, subtenant or other transferee, other than Landlord, shall assume, as provided in this paragraph all obligations of Tenant under this Lease and shall be and remain liable jointly and severally with Tenant for the payment of rent and all other monetary obligations hereunder, and for the performance of all the terms, covenants, conditions and agreements herein contained on Tenant's part to be performed for the term of the Lease; provided, however, that the assignee, subtenant, or other transferee shall be liable to landlord for rent only in the amount set forth in the Assignment or Sublease. No Assignment shall be binding on Landlord unless the assignee or Tenant shall deliver to Landlord a counterpart of the Assignment and an instrument in recordable form that contains a covenant of assumption by the assignee satisfactory in material and form to Landlord, consistent with the requirements of this paragraph but the failure or refusal of the assignee to execute such instrument of assumption shall not release or discharge the assignee from its liability as set forth above.

(h) If this Lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, 11 U.S.C.
Section 101 ct seq., (the Bankruptcy Code"), any and all monies or other consideration payable or otherwise to be delivered in connection with such Assignment shall be paid or delivered to Landlord, shall be and remain the exclusive property of Landlord and shall not constitute property of Tenant or of the estate of Tenant within the meaning of the Bankruptcy Code. Any and all monies or other considerations constituting Landlord's property under the preceding sentence not paid or delivered to Landlord shall be held in trust for the benefit of Landlord and be promptly paid or delivered to Landlord.

(i) Any person or entity to which this Lease is assigned pursuant to the provisions of the Bankruptcy Code, shall be deemed, without further act or deed, to have assumed all of the obligations arising under this Lease on and after the date of such Assignment. Any such assignee shall upon demand execute and deliver to Landlord an instrument confirming such assumption.

(j) Tenant shall pay Landlord's expenses and attorneys' fees incurred in processing an Assignment or Sublease, but in no event less than Five Hundred Dollars (S500.00) for each such proposed transfer to cover the legal review and processing expenses of Landlord, whether or not Landlord shall grant its consent to such proposed transfers.

(k) All options to extend, renew or expand, if any, contained in this Lease are personal to Tenant. Consent by Landlord to any Assignment or subletting shall not include consent to the Assignment or transfer of any such rights with respect to the Premises or any special privileges or extra services granted to Tenant by this Lease, or any addendum or amendment hereto or letter of agreement. AH such options, rights, privileges and extra services shall terminate upon such Assignment or subletting unless Landlord specifically grants in writing such options, rights, privileges and extra services to such assignee or subtenant. Similarly, any allowance, abatement or monetary concession provided to Tenant as an inducement to execute this Lease is personal to Tenant and shall be amortized (on a straight line basis) over the term of this Lease. Upon any Assignment or subletting, the then unamortized portion thereof shall be paid by Tenant to Landlord in cash on or before the effective date of such Assignment or subletting.

12.2	Additional Terms and Conditions Applicable to
Subletting. Regardless of Landlord's consent, the following terms and conditions shall apply to any subletting by Tenant of all or any part of the Premises and shall be included in subleases:

(a) Tenant hereby assigns and transfers to Landlord all of Tenant's interest in all rentals and income arising from any Sublease heretofore or hereafter made by Tenant, and Landlord may correct such rent and income and apply same toward Tenant's obligations under this Lease; provided, however, that until a default shall occur in the performance of Tenant's obligations under this Lease, Tenant may receive, correct and enjoy the rents accruing under such Sublease. Landlord shall not, by reason of this or any other Assignment of such Sublease to Landlord nor by reason of the correction of the rents from a subtenant, be deemed liable to the subtenant for any failure of Tenant to perform and comply with any of Tenant's obligations to such subtenant under such Sublease. Tenant hereby irrevocably authorizes and directs any such subtenant, upon receipt of a written notice from Landlord stating that a default exists in the performance of Tenant's obligations under this Lease, to pay to Landlord the rents due and to become due under the Sublease. Tenant agrees that such subtenant shall have the right to rely upon any such statement and request from Landlord, and that such subtenant shall pay such rents to Landlord without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Tenant to the contrary. Tenant shall have no right or claim against such subtenant or landlord for any such rents so paid by said subtenant to Landlord.

(b) Any subtenant shall, by reason of entering into a Sublease under this Lease, be deemed, for the benefit of Landlord, to have assumed and agreed to conform and comply with each and every obligation herein to be performed by tenant other than such obligations as are contrary to or inconsistent with provisions contained in a Sublease to which Landlord has expressly consented in writing.

(c) If Tenant's obligations under this Lease have been guaranteed by third parties, then a Sublease, and Landlord's consent thereto, Shall not be effective unless said guarantors give their written consent to such Sublease and the terms thereof.

(d) Landlord may consent to subsequent subletting and Assignments of the Sublease or any amendments or modifications thereto without notifying Tenant or anyone else liable on the Lease or Sublease and without obtaining their consent and such action shall not relieve such persons from liability.

(e) In the event of any default under this Lease, Landlord may proceed directly against tenant, any guarantors or any one else responsible for the performance of this Lease, including the subtenant, without first exhausting Landlord's remedies against any other person or entity responsible therefor to Landlord, or any security held by Landlord or tenant.

(f) In the event tenant shall default in the performance of its obligations under this Lease, Landlord, at its option and without any obligation to do so, may require any subtenant to attorn to Landlord, in which event Landlord shall undertake the obligations of Tenant under such Sublease from the time of the exercise of said option to the termination of such Sublease; provided, however, Landlord shall not be liable for any prepaid rents or security deposit paid by such subtenant to Tenant or for any other prior defaults of Tenant under such Sublease.

(g) Each and every consent required of Tenant under a Sublease Shall also require the consent of Landlord.

(h) Landlord's written consent to any subletting of the Premises by tenant shall not constitute an acknowledgment that no default then exists under this Lease of the obligations to be performed by tenant nor shall such consent be deemed a waiver of any then existing default, except as may be otherwise stated by Landlord at the time.

13.	Default; Remedies.

13.1	Default. The occurrence of any one or more of the
following events shall constitute a material default of this Lease by Tenant:

(a) The vacating or abandonment of the Premises by Tenant.

(b) The failure by Tenant to make any payment of rent or any other payment required to be made by Tenant hereunder, as and when due, where such failure Shall continue for a period of three (3) days after the same is due and payable.

(c) Except as otherwise provided in this Lease, the failure by Tenant to observe or perform any of the covenants, conditions or provisions of this Lease to be observed or performed by Tenant, other than described in Paragraph (b) above, where such failure shall continue for a period of ten
(10) days after written notice thereof from Landlord to tenant; provided, however, that if the nature of Tenant's noncompliance is such that more than ten (10) days are reasonably required for its cure, then tenant shall not be deemed to be in default if tenant commenced such cure within said ten (10) day period and thereafter diligently prosecutes such cure to completion within thirty (30) days. To the extent permitted by law, such ten (10) day notice shall constitute the sole and exclusive notice required to be given to Tenant under applicable unlawful detained statutes.

(d) (i) The making by Tenant of any general arrangement or general assignment for the benefit of creditors; (ie) tenant becomes a "debtor" as defined in I 1 U.S.C. *101 or any successor statute thereto (unless, in the case of a petition filed against Tenant, the same is dismissed within sixty
(60) days); (ie) the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where possession is not restored to Tenant within thirty (30) days; or (iv) the enactment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where such seizure is not discharged within thirty
(30) days. In the event that any provision of this Paragraph
13.1 (d) is contrary to any Applicable Law, such provision shall be of no force or effect.

(e) The discovery by Landlord that any financial statement given to Landlord by Tenant, any assignee of tenant, any subtenant of Tenant, an successor in interest of tenant or any guarantor of Tenant's obligation hereunder, was materially false.

(f) If the performance of Tenant's obligations under this Lease is guaranteed: (i) the death of a guarantor, (ie) the termination of a guarantor's liability with respect to this Lease other than in accordance with the terms of such guaranty, (ie) a guarantor's becoming insolvent or the subject of a bankruptcy filing, (iv) a guarantor's refusal to honor the guaranty, or (v) a guarantor's breach of its guaranty obligation on anticipatory breach basis, and tenant's failure, within sixty (60) days following written notice by or on behalf of Landlord to tenant of any such event, to provide Landlord with written alternative assurance or security, which, when coupled with the then existing resources of Tenant, equals or exceeds the combined financial resources of tenant and the guarantors that existed at the time of execution of this Lease.

13.2 Remedies. In the event of any such material default by Tenant, Landlord may at any time there after, with or without notice or demand and without limiting Landlord in the exercise of any right or remedy which Landlord may have by reason of such default:

(a) Terminate Tenant's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof Shall terminate and Tenant Shall immediately surrender possession of the Premises to Landlord. In such event Landlord Shall be entitled to recover from Tenant: (i) the worth at the time of the award of the unpaid rent which had been earned at the time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the tenant proves could have been reasonably avoided; (ie) the worth at the time of award of the amount by which the unpaid rent for tile balance of the term after the time of award exceeds the amount of such rental loss that the tenant proves could be reasonably avoided; and (IV) any other amount necessary to compensate Landlord for all the detriment proximately caused by the Tenant's failure to perform its obligations under. this Lease or which in the ordinary course of things would be likely to result therefrom, which amount the parties hereby agree shall include, without limitation, unamortized tenant improvements constructed or paid for by Landlord, unamortized broker's commissions paid by Landlord to any Broker, Inducement Provision (as defend in Paragraph 13.3 below), the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises and reasonable attorneys' fees. The worth at the time of award of the amount referred to in provision
(iii) of the prior sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus one percent (1%). Efforts by Landlord to mitigate damages caused by Tenant's default or breach of this Lease shall not waive Landlord's right to recover damages under this paragraph. If termination of this Lease caused by Tenant's default or breach of this Lease shall not waive Landlord's right to recover damages under this paragraph. If Termination of this Lease is obtained through the provisional remedy of unlawful detained, Landlord shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Landlord may reserve therein the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under subparagraphs 13.1 (b), (c) or (d) was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Tenant under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by subparagraphs 13.1(b), (c) or (d). In such case, the applicable grace period under subparagraphs 13.1(b), (c) or (d) and under the unlawful detained statute shall run concurrently after the one such statutory notice, and the failure of Tenant to cure the default within the greater of the two such grace periods shall constitute both an unlawful detained and a breach of this Lease entitling Landlord to the remedies provided for in this Lease and/or by said statute.

(b) Maintain Tenant's right to possession in which case this Lease Shall continue in effect whether or not Tenant Shall have vacated or abandoned the Premises. In such event Landlord Shall be entitled to enforce All of Landlord's rights and remedies under this Lease, including the right to recover the rent as it becomes due hereunder. Acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver to protect the Landlord's interest under the Lease or Landlord's withholding of consent to an Assignment or Subletting pursuant to the terms and conditions of Paragraph 12 above, shall not constitute a termination of the tenant's right to possession.

(c) The foregoing provisions of clause (2) shall apply even though Tenant has breached the Lease and abandoned the Premises, in which case Landlord shall have the right to re-enter the Premises with or without process of law, to eject therefrom all parties in possession thereof, and, without terminating this Lease, at any time and from time to time, but without obligation to do so, to relet the Premises and the improvements located therein or any part or parts of any thereof for the account of Tenant, or otherwise, on such conditions as Landlord in its discretion may deem proper, with the right to make alterations and repairs to the Premises in connection therewith, and to receive and chock the rents therefor, and apply the same (i) first to the payment of such costs and expenses as Landlord may have paid, assumed or incurred: (A) in recovering possession of the Premises and said improvements, including attorneys' fees, and costs; (B) expenses for placing the Premises and said improvements in good order and condition, for decorating and preparing the Premises for reletting; (C) for making any alterations, repairs, changes or additions to the Premises that may be necessary or convenient; and (D) all other costs and expenses, including leasing and subleasing commissions, and charges paid, assumed or incurred by Landlord in or upon reletting the Premises and said improvements, or in fulfillment of the covenants of Tenant under this Lease; (iii) then to the payment of Monthly Rental, tenant's Proportionate Share of Common Operating Costs, and other monetary obligations due and unpaid hereunder; and (iii) any balance shall be held by Landlord and applied in payment of future amounts as the same may become due and payable hereunder. Any such reletting may be for the remainder of the term of this Lease or for a longer or shorter period. Landlord may execute any lease or sublease made pursuant to the terms of this subparagraph either in its own name or in the name of Tenant as its agent, as Landlord may see fit. The tenant(s) or subtenant(s) thereunder shall be under no obligation whatsoever with regard to the application by Landlord of any rent collected by Landlord from such tenant or subtenant to any and all sums due and owing or which may become due and owing under the provisions of this Lease, nor shall Tenant have any right or authority whatever to collect any rent whatever from such tenant(s) or subtenant(s). If tenant has been credited with any rent received by such reletting and such rent shall not be promptly paid to Landlord by the tenant(s) or subtenant(s), or if such rentals received from reletting during any month are less than those to be paid during that month by Tenant hereunder, Tenant shall pay any such deficiency to Landlord. Such deficiency shall be calculated and paid monthly. tenant shall also pay to Landlord as soon as ascertained, any costs and expenses incurred by Landlord in such reletting or in making such alterations and repairs not covered by the rentals received from such reletting. For all purposes set forth in this subsection, Landlord is hereby irrevocably appointed as agent for Tenant. No taking of possession of the Premises by Landlord shall be construed as Landlord's acceptance of a surrender of the Premises by Tenant or an election of Landlord's pan to terminate this Lease unless written notice of such intention is given to Tenant. Notwithstanding any such subletting without termination, Landlord may at any time thereafter elect to terminate this Lease for such previous breach. Election by Landlord to proceed pursuant to this clause (3) shall be made upon written notice to tenant and shall be deemed an election of the remedy described in California Civil Code Section 1951 .4(providing that a lessor of real property may continue a lease in effect after a lessee's breach or abandonment and recover rent as it becomes due, if the lessee has the right to sublet or assign, subject only to reasonable limitations). If Landlord elects to pursue such remedy, unless Landlord relets the Premises, Tenant shall have the right to sublet the Premises and to assign its interest in this Lease, subject to all of the standards and conditions set forth in Paragraph 12. Landlord may elect to terminate the prosecution of such remedy at any time by written notice to Tenant, and the right of tenant to sublet or assign shall terminate upon receipt by tenant of such notice.

(d) Pursue any other remedy now or hereafter available to Landlord under the laws or judicial decisions of the state wherein the Premises are located. Unpaid installments of rent and other unpaid monetary obligations of tenant under the terms of this Lease shall bear interest from the date due at the maximum rate then allowable by law.

(e) The expiration or termination of this Lease and/or the termination of Tenant's right to possession shall not relieve Tenant from liability under any indemnity provisions of this Lease as to manners occurring or accruing during the term hereof or by reason of Tenant's occupancy of the Premises.

13.3 Default by Landlord. Landlord shall not be in default unless Landlord fails to perform obligations required of Landlord within a reasonable time after written notice by Tenant to Landlord and to the holder of any first mortgage or deed of trust covering the Premises whose Name and address shall have therefore been furnished to Tenant in writing, specifying wherein Landlord has failed to perform such obligation.

13.4 Inducement Recapture In Event of Breach. Any agreement by Landlord for free or abated rent or other charges applicable to the Premises, or for the giving or paying by Landlord to or for Tenant of any cash or other bonus, inducement or consideration for Tenant's entering into this Lease, all of which concessions are hereinafter referred to as "Inducement Provisions ", shall be deemed conditioned upon tenant's full and faithful performance of all of the terms, covenants, and conditions of this Lease to be performed or observed by tenant during the term hereof as the same may be extended. Upon the occurrence of a breach of this Lease by tenant, any such Inducement Provision shall automatically be deemed deleted from this Lease and of no funkier force or effect, and any rent, other charge, bonus, inducement or consideration therefore abated, given or paid by Landlord under such an Inducement Provision shall be immediately due and payable by Tenant to Landlord, and recoverable by Landlord as additional rent due under this Lease, notwithstanding any subsequent cure of said breach by Tenant. The acceptance by Landlord of rent or the ere of the breach which initiated the operation of this paragraph shall not be deemed a wavier by Landlord of the provisions of this paragraph unless specifically so stated in writing by Landlord at the time of such acceptance.

13.5 Late Payments and Deliveries.

(a) Any amount due from Tenant to Landlord hereunder which is not paid to Landlord when due shall bear interest at the maximum rate of interest which Landlord is then permitted to charge by the applicable usury law, accruing from the date due until the same is fully paid. Payment of such interest shall not excuse or cure any default by Tenant pursuant to this Lease. Such rate shall remain in effect after the occurrence of any breach or default hereunder by Tenant to and until payment of the entire amount due.

(b) TENANT ACKNOWLEDGES THAT THE LATE PAYMENT BYTENANTTO LANDLORD OP RENT, TENANT'S SHARE OP OPERATING EXPENSES AND OTHER SUMS DUE HEREUNDER AND THE FAILURE TO DELIVER ON TIME REPORTS AND OTHER ITEMS REQUIRED TO BE DELIVERED WILL CAUSE LANDLORD TO INCUR COSTS NOT CONTEMPLATED BY THIS LEASE, THE EXACT AMOUNT OF WHICH WILL BE EXTREMELYDIPPICULT TO ASCBRTAIN. SUCH COSTS MAY INCLUDE, BUT ARE NOT LIMITED TO, ADMINISTRATIVE, PROCESSING AND ACCOUNTING CHARGES, AND LATE CHARGES WHICH MAY BB IMPOSED ON LANDLORD BY THE TERMS OF ANY ENCUMBRANCE COVERING THE PRBMISES. ACCORDINGLY, IF ANY SUM DUE FROM TENANT, ANY REPORT OR OTHER ITEM FROM TENANT HEREUNDER SHALL NOT BE RECEIVED BY LANDLORD OR LANDLORD'S DESIGNEE WITHIN PIVE (5) DAYS APTER THB DATE DUE, TENANT SHALL PAY TO LANDLORD, IN ADDITION TO ANY INTEREST ON DELINQUENT AMOUNTS PROVIDED ABOVE, A LATE CHARGE EQUAL TO THE GREATER OP TEN PERCENT (10%) OP THE DELINQUENT AMOUNT (IP APPLICABLE) OR $200.00, AS LIQUIDATED DAMAGES PER OCCURRENCE. THE PARTIES AGREE THAT SUCH LATE CHARGE REPRESBNTS A PAIR AND REASONABLE ESTIMATE OP THE COST LANDLORD WILL INCUR BY REASON OP LATE PAYMENT OR LATE DELIVERY BY TENANT. ACCEPTANCE OP SUCH LATE CHARGE SHALL NOT CONSTITUTE A WAIVER OP TENANT'S DEPAULT WITH RESPECT TO SUCH OVERDUE AMOUNT OR OTHER ITEM, NOR PREVENT LANDLORD PROM EXERCISING ANY OTHER RIGHTS AND REMEDIES GRANTED HEREUNDER OR BY LAW TO LANDLORD.


Landlord's Initials           Tenant's Initials

13.5.1 If Tenant shall, during any six (6) month period, be more than ten (10) days delinquent in the payment of any rent or other amount payable by Tenant hereunder on three
(3) or more then, notwithstanding anything herein to the contrary, Landlord may, by written notice to Tenant, elect to require Tenant to pay all Base Rent, Tenant's Share of Operating Expenses and additional rent payable hereunder quarterly in advance. Such right of Landlord shall be in addition to and not in lieu of any other right or remedy available to Landlord hereunder or at law on account of Tenant's default hereunder.

14. Condemnation. If the Premises or any portion thereof or the Industrial Center are taken under the power of eminent domain, or sold under the threat of the exercise of said power (all of which are herein called "condemnation", this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. It more than twenty percent (20%) of the floor area of the Premises is taken by condemnation and such taking materially and adversely affects Tenant's ability to conduct business in the Premises, Tenant may, at Tenant's option, to be exercised in writing only within ten
(10) days after Landlord shall have given Tenant written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Tenant does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the rent shall be reduced in the proportion that the floor area of the Premises taken bears to the total floor area of the Premises. No reduction of rent shall occur if the only area taken is that which does not have the Premises located thereon. Any award for the taking of all or any pan of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Landlord, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Tenant shall be entitled to any award it may obtain in separate proceedings with the condemned for loss of or damage to Tenant's trade flusters and removable personal property. In the event that this Lease is not terminated by reason of such condemnation, Landlord shall to the extent of severance damages received by Landlord in connection with such condemnation repair any damage to the Premises caused by such condemnation except to the extent that Tenant has been reimbursed therefor by the condemning authority. Tenant shall pay any amount in excess of such severance damages required to complete such repair.

15. Broker's Fee. Upon execution of this Lease by both parties, Landlord shall pay to the Broker a fee as set forth in a separate agreement between Landlord and said Broker. Tenant represents and warrants to Landlord that it has had no dealings with any person, firm, broker or finder (other than the Broker, if any, named in Paragraph 1.8) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and that no broker or other person, firm or entity other than said named Brokers is entitled to any commission or finder's fee in connection with said transaction. Tenant hereby agrees to indemnify, protect, defend and hold Landlord harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of Tenant, including any costs, expenses, attorneys' fees reasonably incurred with respect thereto.

16. Estoppel Certificate. Tenant shall within ten (10) days after written notice from Landlord execute, acknowledge and deliver to Landlord a statement in writing in form similar to the then most current "Tenancy Statement" form published by the American Industrial Real Estate Association, pies such additional information, confirmation and/or statements as may be reasonably requested by Landlord. Tenant's failure to deliver such statement within such time shall be conclusive upon Tenant (a) that this Lease is in full force and effect, without modification except as may be represented by Landlord, (b) that there are no uncured defaults in Landlord's performance, (c) that not more than one month's Base Rent has been paid in advance, and (d) that any other statements of fact regarding Tenant or this Lease included by Landlord in the statement are correct. Tenant shall be liable for all loss, cost or expense resulting from the failure of any sale or funding of any loan caused by any material misstatement contained in any Tenancy Statement supplied by Tenant. Tenant irrevocably appoints Landlord as attorney-in-fact for Tenant with full power and authority to execute and deliver in the name of Tenant any Tenancy Statement if Tenant fails to deliver the same within such ten (10) day period, and such statement, as signed by Landlord, shall be binding on Tenant.

17. Landlord's Liability. The term "Landlord" as used herein shall mean only the owner or owners, at the time in question, of the fee title or a tenant's interest in a ground lease of the Industrial Center, and except as expressly provided in Paragraph 15, in the event of any transfer of such title or interest, Landlord herein named (and in case of any subsequent transfers then the grantor) shall be relieved from and after the date of such transfer of all liability as respects Landlord's obligations thereafter to be performed, provided that any funds in the hands of Landlord or the then grantor at the time of such transfer, in which Tenant has an interest, shall be delivered to the grantee. The obligations contained in this Lease to be performed by Landlord shall, subject as aforesaid, be binding on Landlord's successors and assigns, only during their respective periods of ownership.

18.	Severability. The invalidity of any provision of this
Lease as determined by a court of competent jurisdiction shall in no way affect the validity of any other provision hereof.

19.	Headings. The paragraph captions contained in This
Lease are for convenience only and shall not be considered in the construction or interpretation of any provision hereof.

20. Time of Essence; Force Majeure. Time is of the essence with respect to the performance of all obligations to be performed or observed by the parties under this Lease. Notwithstanding the foregoing, in the event that a part-y is delayed in performing any obligation of such party pursuant to This Lease by any cause beyond the reasonable control of such party, the time period for performing such obligation shall be extended by a period of .time equal! to the period ~ of the delay. for the ,purpose of this paragraph, a cause shall be beyond the reasonable control of a party when such cause would affect any person similarly situated (such as a power outage, labor strike, governmental or other third party delay or truckers' strike) but shall not be beyond the reasonable control of a party when peculiar to such party (such as financial inability). This paragraph shall not apply to any obligation to pay money, but shall operate to delay the Commenced (but not the Expiration) Date in the event (only) of a delay affecting Landlord.

21.	Counterparts. This Lease may be executed in several
counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

22. Incorporation of Prior Agreements; Amendments. This Lease contains all agreements of the parties with respect to any manner mentioned herein. No prior or contemporaneous agreement or understanding pertaining to any such manner shall be effective. This Lease may be modified in writing only, signed by the parties in interest at the time of the modification. Except as otherwise stated in this Lease, Tenant hereby acknowledges that neither the real estate Broker listed in Paragraph 15 hereof nor any cooperating broker on this transaction nor the Landlord or any employee or agents of any of said persons has made any oral or written warranties or representations to Tenant relative to the condition or use by Tenant of the Premises or the Industrial Center and Tenant acknowledges that Tenant assumes all responsibility regarding the Occupational Safety Health Act, the legal use and adaptability of the Premises and the compliance thereof with all Applicable Laws and regulations in effect during the term of this Lease except as otherwise specifically stated in this Lease.

23.	Notices.

23.1 Any notice required or permitted to be given hereunder shall be in writing and may be given by personal delivery or by certified mail, and if given personally or by mail, shall be deemed sufficiently given if addressed to Tenant or to Landlord at the address noted below the signature of the respective parties, as the case may be. Either party may by notice to the other specify a different address for notice purposes except that upon Tenant's taking possession of the Premises, the Premises shall constitute Tenant's address for notice purposes. A copy of all notices required or permitted to be given to Landlord hereunder shall be concurrently transmitted to such party or parties at such addresses as Landlord may from time to time hereafter designate by notice to Tenant.

23.2 Any notice sent by registered or certified mail, return receipt requested, shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, the postmark thereon. If sent by regular mail the notice shall be deemed given forty-eight (48) hours after the same is addressed as required herein and mailed with postage prepaid. Notices delivered by United States Express Mail or overnight courier that guarantees next day delivery shall be deemed given twenty-four (24) hours after delivery of the same to the United States Postal Service or courier. If any notice is transmitted by facsimile transmission or similar means, the same shall be deemed served or delivered upon telephone confirmation of receipt of the transmission thereof, provided a copy is also delivered via delivery service or mail.

24. Waivers. No waiver by Landlord or any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by Tenant of the same or any other provision. Landlord's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Landlord's consent to or approval of any subsequent act by Tenant. The acceptance of rent hereunder by Landlord shall not be a waiver of any preceding breach by Tenant of any provision hereof, other than the failure of Tenant to pay the particular rent so accepted, regardless of Landlord's knowledge of such preceding breach at the time of acceptance of such rent.

25.	Recording. Either Landlord or Tenant shall, upon
request of the other, execute, acknowledge and deliver to the other a form memorandum of this Lease for recording purposes.

26. Holding Over. If Tenant or anyone claiming under Tenant shall remain in possession of the Premises or any pan thereof after expiration of the Lease term or earlier termination thereof without any agreement in writing between Landlord and Tenant with respect thereto, Tenant shall (a) occupy upon all of the terms and conditions of this Lease except that the monthly Base Rent due from Tenant shall be equal to the greater of two hundred percent (200%) of the monthly Base Rent in effect at the end of the term or the then fair market rental value of the Premises, (b) pay all damages sustained by Landlord by reason of such retention, and (c) indemnify, defend, and hold Landlord harmless from and against any loss or liability resulting from such holding over. If Landlord so notifies Tenant in writing, such holding over shall constitute a renewal of this Lease for a one year term; otherwise Landlord's acceptance of rent shall create only a month-to-month tenancy, in either case upon the terms set forth in this paragraph. Any such month-to-month tenancy shall be terminable at the end of any calendar month by either party by written notice to the other party given not less than ten (10) days prior to the end of such month. Nothing contained in this paragraph shall be deemed or construed to waive Landlord's right of reentry or any other right of Landlord hereunder or at law.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. Covenants and Conditions. Each provision of this Lease performable by Tenant shall be deemed both a covenant and a condition.

29. Binding Effect; Choice of Law. Subject to any provisions hereof restricting Assignment or subletting by Tenant and subject to the provisions of Paragraph 17, this Lease shall bind the parties, their personal representatives, successors and assigns. This Lease shall be governed by the laws of the state where the Industrial Center is located and any litigation concerning this Lease between the parties hereto shall be initiated in the county in which the Industrial Center is located.

30. Subordination; Attornment; Non-Disturbance.

(a) This Lease, and any Option granted hereby, at Landlord's opinion, shall be subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation or security now or hereafter placed upon the Industrial Center and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. Notwithstanding such subordination, Tenant's right to quiet possession of the Premises shall not be disturbed it Tenant is not in default and so long as Tenant shall pay the rent and observe and perform all of the provisions of this Lease, unless this Lease is otherwise terminated pursuant to its terms. Tenant agrees that the lenders holding any such security device shall have no duty, liability or obligation to perform any of the obligations of Landlord under this Lease, but that in the event of Landlord's default with respect to any such obligation, Tenant will give any lender whose name and address have been furnished Tenant in writing for such purpose notice of Landlord's default and allow such lender thirty (30) days following receipt of such notice for the cure of said default before invoking any remedies Tenant may have by reason thereof. If any mortgagee, trustee or ground lessor shall elect to have this Lease and any Options granted hereby prior to the lien of its mortgage, deed of trust or ground lease, and shall give written notice thereof to Tenant, this Lease and such Options shall be deemed prior to such mortgage, deed of trust or ground lease, whether this Lease or such Options are dated prior or subsequent to the date of said mortgage, deed of trust or ground lease or the date of recording thereof.

(b) Tenant agrees to attorn to a lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a security device, and that in the event of such foreclosure, such new owner shall not: (i) be liable for any act or omission of any prior landlord or with respect to events occurring prior to acquisition of ownership, (ii) be subject to any offsets or defenses which Tenant might have against any prior landlord, or (iii) be bound by prepayment of more than one month's rent. Tenant agrees to execute any documents required to effectuate an attornrnent, a subordination or to make this Lease or any Option granted herein prior to the lien of any mortgage, deed of trust or ground lease, as the case may be. Tenant's failure to execute such documents within ten (10) days after written demand shall constitute a material default by Tenant hereunder without further notice to Tenant or, at Landlord's option, Landlord shall execute such documents on behalf of Tenant as Tenant's attorney-in-fact. Tenant does hereby make, constitute and irrevocably appoint Landlord as Tenant's attorney-in-fact and in Tenant's name, place and stead, to execute such documents in accordance with this Paragraph 30(b).

31. Attorneys' Fees. If any party brings an action or proceeding to enforce the terms hereof or declare rights hereunder, the Prevailing Party (as hereafter deemed) in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term, Prevailing Party shall include, without limitation, a party who substantially obtains or defeats the relief sought, as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other party of its claim or defense. The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred. Landlord shall be entitled to attorneys' fees, costs and expenses incurred in the preparation and service of notices of default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with ..such default or resulting breach.

32. Landlord's Access. Landlord and Landlord's agents shall have the right to enter the Premises at reasonable times for the purpose of inspecting the same, showing the same to prospective purchasers, lenders, or tenants, and making such alterations, repairs, improvements or additions to the Premises or to the Industrial Center as Landlord may deem necessary or desirable. Landlord may at any time place on or about the Premises or the Building any ordinary for Sale" signs and Landlord may at any time during the last one hundred twenty (120) days of the term hereof place on or about the Premises any ordinary "for Lease" signs. All activities of Landlord pursuant to this paragraph shall be without abatement of rent, nor shall Landlord have any liability to Tenant for the same.

33. Auctions. Tenant shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises or the Common Areas without first having obtained Landlord's prior written consent. Notwithstanding anything to the contrary in this Lease, Landlord shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent.

34. Signs. Tenant shall not place any sign upon the Premises or the Industrial Center without Landlord's prior written consent. Under no circumstances shall Tenant place a sign on any roof of the Industrial Center. The installation of any sign on the Premises by or for tenant shall be subject to the provisions of Paragraph 7 (Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations). Unless otherwise expressly agreed herein, Landlord reserves all rights to the use of the roof and the right to install, and all revenues from the installation of, such advertising signs on the Premises, including the roof, as do not unreasonably interfere with the conduct of Tenant's business.

35. Merger. the voluntary or other surrender of this Lease by Tenant, or a mutual cancellation thereof, or a termination by Landlord, shall not work a merger, and shall, at the option of Landlord, terminate all or any existing subtenancies or may, at the option of Landlord, operate as an Assignment to Landlord of any or all of such subtenancies.

36. Consents. Landlord's actual reasonable costs and expense (including, but not limited to, architects', attorneys', engineers' or other consultants' fees) incurred in the consideration of, or response to, a request by Tenant for any Landlord comment pertaining to this Lease or the Premises, including, but not limited to, consents to an Assignment, a subletting or the presence or use of Hazardous Material, practice or storage tank, shall be paid by Tenant to Landlord upon receipt of an invoice and supporting documentation therefor. Subject to Paragraph 12.2(e) (applicable to Assignment or subletting), Landlord may, as a condition to considering any such request by Tenant, require that Tenant deposit with Landlord an amount of money (in addition to the Security Deposit held under Paragraph 5) reasonably calculated by Landlord to represent the cost Landlord will incur in considering and responding to Tenant's request. Except as otherwise provided, any unused portion of said deposit shall be refunded to Tenant without interest. Landlord's consent to any act, Assignment of this Lease or subletting of the Premises by Tenant shall not constitute an acknowledgment that no default or breach by Tenant of this Lease exists, nor shall such consent be deemed a waiver of any then existing default or breach, except as may be otherwise specifically stated in writing by Landlord at the time of such consent.

37. Guarantor. In the event that there is a Guarantor of this Lease, said Guarantor shall have the same obligations as Tenant under this Lease. Without limiting the generality of the foregoing, it shall constitute a default of the Tenant under this Lease if any Guarantor fails or refuses, upon reasonable request by Landlord to give (a) evidence of the due execution of the guaranty called for by this Lease, including the authority of the Guarantor (and of the party signing on Guarantor's behalf) to obligate such Guarantor on said guaranty, and including in the case of a corporate Guarantor, a certified copy of a resolution of its board of directors authorizing the mailing of such guaranty, together with a certificate of incumbency showing the signatures of the persons authorized to sign on its behalf, (b) current financial statements of Guarantor as may from time to time be requested by Landlord, (c) a Tenancy Statement, or (d) written confirmation that the guaranty is still in effect.

38. Quiet Possession. Upon Tenant paying the rent for the Premises and observing and performing all of the covenants, conditions and provisions on Tenant's part to be observed and performed hereunder, Tenant shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease.

39.	Options.

39.1 Definition. As used in this paragraph the word "Option" has the following meaning: (1) the right or option to extend the term of this Lease or to renew this Lease or to extend or renew any lease that Tenant has on other property of Landlord; (2) the option or right of first refusal to lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other space within the Industrial Center or other property of Landlord or the right of first offer to lease other space within the Industrial Center or other property of Landlord; (3) the right or option to purchase the Premises or the Industrial Center, or the right of first refusal to purchase the Premises or the Industrial Center, or the right of first offer to purchase the Premises or the Industrial Center, or the right or option to purchase other property of Landlord, or the right of first refusal to purchase other property of Landlord or the right of first offer to purchase other property of Landlord.

39.2 Options Personal. Each Option granted to Tenant in this Lease is personal to the original Tenant and may be exercised only by the original Tenant while occupying the Premises who does so without the intent of thereafter assigning this Lease or subletting the Premises or any portion thereof, and may not be exercised or be assigned, voluntarily or involuntarily, by or to any person or entity other than Tenant. The Options, if any, herein granted to Tenant are not assignable separate and apart from this Lease, nor may any Option be separated from this Lease in any manner, either by reservation or otherwise.

39.3 Multiple Options. In the event that Tenant has any multiple options to extend or renew this Lease a later option cannot be exercised unless the prior option to extend or renew this Lease has been so exercised.

39.4 Effect of Default on Options.

(a) Tenant shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary, (i) during the time commencing from the date Landlord gives to Tenant a notice of default pursuant to Paragraph 13. l(b) or 13. l(c) and continuing until the noncompliance alleged in said notice of default is cured, or
(ii) during the period of time commencing on the date after a monetary obligation to Landlord is due from Tenant and unpaid (without any necessity for notice thereof to Tenant) and continuing until the obligation is paid, or (iii) at anytime after an event of default described in Paragraphs 13.1(a). 13.1(d), or 13.1(e) (without any necessity of Landlord to give notice of such defualt to Tenant), or (iv) in the event that Landlord has given to Tenant three or more notices of default under Paragraph 13.1(b) or Paragraph 13.1(c), whether or not the defaults are cured, during the twelve (12) month period of time immediately prior to the time that Tenant attempts to exercise the subject Option.

(b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Tenant's inability to exercise an Option because of the provisions of Paragraph 39.4(a).

(c) All rights of Tenant under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding Tenant's due and timely exercise of the Option, if after such exercise and during the term of this Lease, ~I) Tenant fails to pay to Landlord a monetary obligation of Tenant for a period of thirty (30) days after such obligation becomes due (without any necessity of Landlord to give notice thereof to Tenant), or (ii)) Tenant fails to commence to cure a default specified in Paragraph 13.1(c) within thirty (30) days after the date that T Landlord gives notice to Tenant of such default and/or Tenant fails thereafter to diligently prosecute said cure to completion, or (iii) Tenant commits a default described in Paragraphs 13.1 (a), 13.1 (d) or 13. l(e) (without any necessity of Landlord to give notice of such default to Tenant), or (iv) Landlord gives to Tenant three or more notices of default under Paragraph 13.1(b), or Paragraph 13.1(c), whether or not the defaults are cured.

40. Multiple Buildings. If the Premises are part of a group of buildings controlled by Landlord, Tenant agrees that it will abide by, keep and observe all reasonable rules and regulations which Landlord may make from time to time for the management, safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservation of good order, as well as for the convenience of other occupants or tenants of such other buildings and their invitees, and that Tenant will pay its fair share of common expenses incurred in connection therewith. The initial rules and regulations are as set forth in Exhibit D hereto.

41. Security Measures. Tenant hereby acknowledges that Landlord shall have no obligation whatsoever to provide guard service or other security measures for the benefit of the Premises or the Industrial Center, Tenant assumes all responsibility for the protection of Tenant, its agents, and invitees and the property of Tenant and of Tenant's agents and invitees from acts of third parties. Nothing herein contained shall prevent Landlord, at Landlord's sole option, from providing security protection for the Industrial Center or any part thereof.

42. Easements. Landlord reserves to itself the right, from time to time, to grant such easements, rights and dedications that Landlord deems necessary or desirable, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with the use of the Premises by Tenant. Tenant shall sign any of the aforementioned documents upon request of Landlord and failure to do so shall constitute a material default of this Lease by Tenant without the need for further notice to Tenant. 43. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one party to the other under the provisions hereof, the party against whom the obligation to pay the money is asserted shall have the right to make payment, under protest, and such payment shall not be regarded as a voluntary payment, and there shall survive the right on the part of said party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said party to pay such sum or any part thereof, said party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

44. Authority. It Tenant is a corporation, trust, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on behalf of said entity. If Tenant is a corporation, trust or partnership, Tenant shall, concurrently with the execution of this Lease, deliver to Landlord evidence of such authority satisfactory to Landlord. 45. Conflict. Any conflict between the printed provisions of this Lease and the typewritten or handwritten provisions, if any, shall be controlled by the typewritten or handwritten provisions.

46.	Offer. Preparation of this Lease by Landlord or
Landlord's agent and submission of same to Tenant shall not be deemed an of(offer to lease. This Lease shall become binding upon Landlord and Tenant only when fully executed by Landlord and Tenant.

47. Amendments. This Lease may be modified only in writing, signed by the panics in interest at the time of the modification. The parties shall amend this Lease from time to time to reflect any adjustments that arc made to the Base Rent or other rent payable under this Lease. As long as they do not materially increase Tenant's obligations hereunder, Tenant agrees to make such reasonable non-monetary modifications to this Lease as may be reasonably required by an institutional, insurance company or pension plan lender in connection with the obtaining of normal financing or refinancing of the property of which the Premises arc a pan.

48. Nondisclosure of Lease Terms. Landlord and Tenant agree that the terms of this Lease are confidential and constitute proprietary information of the panics hereto. Disclosure of the terms hereof could adversely affect the ability of Landlord to negotiate with other tenants of the Industrial Center. Each of the panics hereto agrees that such party, and its respective partners, officers, directors, employees, agents and attorneys, shall not disclose the terms and conditions of this Lease to any other person without the prior written consent of the other party hereto except pursuant to an order of a court of competent jurisdiction. Provided, however, that Landlord may disclose the terms hereof to any lender now or hereafter having a lien on Landlord's interest in the Industrial Center, or any portion thereof, and either party may disclose the terms hereof to its respective independent accountants who review its respective financial statements or prepare its respective tax returns, to any prospective transferee of all or any portions of their respective interests hereunder (including a prospective sublessee or assignee of Tenant), to any lender or prospective lender to such party, to any governmental entity, agency or person to whom disclosure is required by applicable law, regulation or duty of diligent inquiry and in connection with any action brought to enforce the terms of this Lease, on account of the breach or alleged breach hereof or to seek a judicial determination of the rights and obligations of the panics hereunder.

49.	Addendum. Attached hereto is an addendum or addenda
containing paragraphs A through E which constitute a pan of this Lease.

LANDLORD AND TENANT HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN AND, BY EXECUTION OP THIS LEASE, SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OP THIS LEASE ARE COMMERCIALLY REASONABLE AND EPFECTUATE THE INTENT AND PURPOSE OF LANDLORD AND TENANT WITH RESPECT TO THE PREMISES. THIS LEASE HAS BEEN PREPARED FOR SUBMISSION TO YOUR ATTORNEY FOR APPROVAL. NO REPRESENTATION OR RECOMMENDATION IS MADE BY LANDLORD OR ITS AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY, LEGAL EPPECT, OR TAX CONSEQUENCES OP THIS LEASE OR THE TRANSACTION RELATING THERETO. THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN LEGAL COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE.

The parties hereto have executed this Lease as of the date last set forth below.

Landlord

THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK, a New York corporation .

By /s/ William J. Swackhamer
       William J. Swackhamer
   Real Estate/Vice President/

Executed on 8/15/97

ADDRESS FOR NOTICES AND RENT

19712 MacArthur Boulevard, Suite 200
Irvine, California 92612
Attention Vice President Real Estate Investment

Tenant

CONTINENTAL ENGINEERING GROUP, INC., a CALIFORNIA corporation dba MicroCentre

By /s/ Frederick W. Lee III
   Executed on 8/12/97

ADDRESS FOR NOTICES AND RENT
5300 N. Irwindale Avenue
Irwindale, California 91706


ADDENDUM TO LEASE BETWEENTHE  MUTUAL LIFE INSURANCE COMPANY
OF NEW YORK, AS LANDLORD, AND CONTINENTAL ENGINEERING GROUP,
INC.,AS TENANT, DATED JUNE_, 1997

	This Addendum is attached to and forms a part of that certain Standard Industrial Lease Mutual-Tenant of even date herewith by and between THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK as landlord and CONTINENTAL ENGINEERING GROUP,
INC., as Tenant. In the event of any conflict between the provisions of the Lease and the Provisions of the Addendum, this Addendum shall control.

A.	Right of First Offer

Tenant shall have a one-time right of first offer to lease 5304 N. Irwindale Ave., which is in the Building and consists of approximately 37,436 square feet of rentable area (collectively, the Expansion Space") from Landlord if, after the Commencement Date and during the Original Term of this Lease, such space becomes available and Landlord is interested in marketing all or a portion of such space. Tenant acknowledges that the Expansion Space is currently occupied by another tenant. At such time as the Expansion Space becomes available and Landlord becomes interested in leasing any portion of the Expansion Space (including all), Landlord shall notify Tenant in writing of the Base Rent (which shall be 100% of fair market value rental) and on the other terms and conditions on which Landlord would be willing to lease such portion of the Expansion Space (including all). Tenant shall, within three (3) days following its receipt of Landlord's notice, indicate in writing its intention to add to the Premises the entire portion of the Expansion Space (including all) so offered by Landlord on the terms specified in Landlord's notice. Any failure by Tenant to respond to Landlord's notice within such three (3) day period, or any notice by Tenant specifying Tenant's acceptance of the Expansion Space on terms other than those set forth in Landlord's notice or of only a portion of the Expansion Space so offered by Landlord, shall cause Tenant's rights under this paragraph
A. to terminate with respect to the Expansion Space so offered, and Landlord shall thereafter be free to lease the Expansion Space so offered to another party at any rate and on any terms Landlord chooses.

If Tenant is entitled to and gives notice to Landlord within such three (3) days of its desire to add the offered Expansion Space to the Premises, the Expansion Space so offered shall be delivered by Landlord to Tenant on the terms set forth in Landlord's notice, and shall otherwise be added to the Premises on the same terms and conditions set forth in this Lease with respect to the Premises to the extent not inconsistent with the terms and conditions specified in Landlord's notice (except that the provisions of Exhibit C of the Lease shall not apply unless clearly specified to the contrary in Landlord's notice).

Notwithstanding anything to the contrary contained in this paragraph A., Landlord shall be required to offer any portion of the Expansion Space (including all) to Tenant, and Tenant shall be entitled to exercise its rights hereunder with respect thereto, only if, at the time of such offer and exercise, respectively, Tenant is not in default under any of the terms, conditions, provisions or covenants of this Lease, and there has not then occurred an event which, with notice and/or lapse of time, would constitute such a default. Moreover, in no event shall Tenant have the right of first opportunity with respect to any Expansion Space (1) which is, as of the date of this Lease, subject to another tenant's rights, including without limitation rights of renewal, first opportunity, offer or refusal, which prior right is exercised by such other tenant, (2) which becomes available during the last three (3) years of the Original Term or (3) with respect to any Expansion Space which is or becomes the subject of a renewal lease with the existing tenant or occupant as of the date of expiration of the existing lease therefor.

B.	Old Lease and Possession of Premises

The Lease to which this Addendum is attached and of which it forms a part is a replacement for that certain lease dated December 13, 1991 by and between Birtcher Campbell Reliance-MIP Ltd., a California Limited Partnership ("former Landlord"), Landlord's predecessor in interest, and Tenant (the "Old Lease"). It is agreed and acknowledged that (i) Tenant is currently in possession of the Premises, (ii) Tenant will remain in possession of the Premises pursuant to this Lease, ((iii)) the Old Lease expires, by its terms, January 31, 1998, 0lv) there is nothing required of Landlord to put Tenant in possession of the Premises or any portion thereof, and Landlord shall have no responsibility, as to either performance of payment of costs, for any work necessary or desired by Tenant to be performed in the Premises, except as set forth in Exhibit C hereto, (v) Tenant wil1 remain in possession of the Premises pursuant to the Old Lease until 11:59 p.m. on the day before the Commencement Date (the "Termination Date"), (vi) the Old Lease will terminate with respect to the Premises on the Termination Date and (vii) from and after the Commencement Date, Tenant shall occupy the Premises pursuant to this Lease.

Notwithstanding the termination of the Old Lease, the following obligations of the parties thereunder shall be preserved:

(1)	Landlord shall remain responsible for and shall hold
harmless Tenant from and against any and all claims, costs, expenses, losses, damages, actions and causes of action for which Landlord is responsible under the Old Lease and which accrue on or before the Termination Date.

(2)	Tenant shall remain responsible for and shall defend,
indemnify and hold harmless Landlord from and against any and all claims, costs, losses, expenses, damages, actions and causes of action arising from, pertaining to or connected with the Premises and/or Tenant's occupancy thereof, for which the Tenant is responsible under the Old Lease and which accrue on or before the Termination Date.

(3)	Tenant shall remain liable for the costs of all
utilities used on or at the Premises through the Termination Date accrued and unpaid, whether or not then billed, as of the Termination Date until full payment thereof by Tenant.

(4)	Tenant shall remain responsible for any taxes of the
type required to be paid by Tenant under the Old Lease and assessed against the Premises and the personal property located therein or thereon with a lien date prior to the Commencement Date, irrespective of the date of the billing therefor.

(5)	Tenant shall remain obligated to Landlord for all
"Monthly Rental" and other rent payable to Landlord by Tenant pursuant to the Old Lease with respect to the Premises and accrued and unpaid (whether or not invoiced) through the Termination Date until complete payment of the same; provided, however, that the foregoing shall not apply to and Landlord and Tenant hereby agree that there shall be no adjustment of Common Operating Costs for the 1996 and 1997 calendar years, regardless of whether any such adjustment would result in an amount due from Landlord to Tenant or from Tenant to Landlord. In the event that any additional rent item with respect to the Premises is payable under the Old Lease on a basis different than under this Lease, Landlord's adjustment shall reflect the basis used under the Old Lease through the Termination Date and the basis used under this Lease for the period subsequent to the Termination Date.

 (6) Failure of Tenant to perform its obligations under this Addendum section A. shall be deemed a default by Tenant pursuant to this Lease (after any applicable grace period as set forth in Paragraph 13.1), entitling Landlord to exercise all remedies available to a landlord against a defaulting tenant, including, but not limited to, those provided in Paragraph 13.2 of the Lease.

C.	Base Rent

Notwithstanding anything to the contrary in the Lease, monthly Base Rent shall be as set forth in Exhibit E to this Lease.

D.	Security Deposit

Landlord and Tenant acknowledge and agree that the Security
Deposit described in Paragraph 1.6 above is currently on deposit with Landlord pursuant to the Old Lease, and shall remain on deposit with Landlord pursuant to this Lease to secure the full and faithful performance by Tenant of its obligations pursuant to this Lease in accordance with Paragraph 5 of the Lease.

E.	Irwindale Redevelopment Plan

(1)	Tenant acknowledges that the Industrial Center is
subject to: (a) that certain Disposition and Development Agreement dated June 28, 1985 (the "DDA"), between the Irwindale Community Redevelopment Agency and Birtcher Campbell Properties, recorded on March 13, 1986, as Instrument No. 86-320883 in the Official Records (the "Official Records) of Los Angeles County, California; and
(b) the Redevelopment Plan adopted by the Irwindale Community Redevelopment Agency (the "Redevelopment
Plan). Tenant has had an opportunity to review a copy of the DDA and the Redevelopment Plan.

(2)	With respect to the DDA and this Redevelopment Plan,
Tenant agrees to the following:

(a)	Tenant acknowledges that pursuant to the Redevelopment
Plan, the Industrial Center's designated zoning is "M-2.

(Heavy Manufacturing). Tenant represents that Tenant shall only use the Premises consistent with the foregoing zoning and the terms and conditions of the Redevelopment Plan;
provided, however, the foregoing shall not be interpreted to permit any use other than as expressly provided by paragraph 6 of the Lease.

(b)	Tenant shall not discriminate upon the basis of race,
sex, color, creed, marital status, religion, national origin or ancestry in the sublease, rental or transfer, or in the use, occupancy, tenure, or enjoyment of the Premises, or any pan thereof, nor shall Tenant or any person claiming under or through Tenant establish or permit any such practice or practices of discrimination or segregation with reference to the selection, location, number, use or occupancy of tenants, lessees, subtenants, sublessees, or vendees of the Premises, or any part thereof.

(c)  Tenant shall comply with Health and Safety Code Section
33436.


 EXHIBIT C

WORK LETTER

Tenant acknowledges and agrees that only minor (in terms of time and amount) modifications to the Premises are required for tenant's occupancy thereof. Accordingly, promptly upon execution hereof, Landlord shall make available to Tenant, to enable tenant to repaint, recarpet or refloor, and remodel offices in, the Premises with Building standard materials selected by tenant, up to the sum of Twelve Thousand Five Hundred No/lOOths Dollars (S12,500.00) (the "Allowance); provided, however, that improvements and alterations made by tenant pursuant to the foregoing shall be subject to Section 7.3 of the Lease and provided further that the Allowance shall be available to Tenant for such work only if and to the extent that tenant submits to Landlord, on or before December 31, 1997, documentary evidence satisfactory to Landlord as to the amount and scope of such work and evidencing that such work is completed. Moreover, in the event Tenant utilizes the services of its employees in connection with such work, tenant will provide to Landlord evidence of insurance covering such activities in the Premises by tenant and its employees in form and substance satisfactory to Landlord, and Landlord shall make available from the Allowance no more than Five Thousand Dollars (55,000.00) to reimburse tenant for reasonable labor charges paid to such employees in connection with such work. In no event shall Landlord be required to pay the Allowance or any portion thereof to Tenant at any time when Tenant is in breach or default under the Lease. Subject to the foregoing, tenant accepts the Premises "AS IS. n Any other work necessary or desirable for Tenant's use of the Premises shall be Tenant's sole responsibility, both as to performance and payment of costs.

EXHIBIT D
RULES AND REGULATIONS

	The following Rules and Regulations shall be in effect for the Premises. Landlord reserves the right to adopt reasonable modifications and additions hereto. In the case of any conflict between those regulations and the Lease, the Lease shall be controlling. Landlord shall have the right to waive one or more rules for the benefit of a particular tenant in Landlord's reasonable discretion.

1.	Except with the prior written consent of Landlord,
tenant shall not conduct any retail sales in or from the Premises, or any business other than that specifically provided for in the Lease.

2.	Landlord reserves the right to prohibit personal goods
and services vendors from access to the Premises except upon such reasonable terms and conditions, including, but not limited to, the payment of a reasonable fee and provision for insurance coverage, as are related to the safety, care and cleanliness of the Premises, the preservation of good order thereon, and the relief of any financial or other burden on Landlord occasioned by the presence of such vendors or the sale by them of personal goods or services to Tenant or its employees. If reasonably necessary for the accomplishment of these purposes, Landlord may exclude a particular vendor entirely or limit the number of vendors who may be present at any one time in the Premises. The term "personal goods or services vendors' means persons who periodically enter the Premises for the purpose of selling goods or services to Tenant other than goods or services which are used by Tenant only for the purpose of conducting its business on the Premises.
"Personal goods or services" include, but are not limited to, drinking water and other beverages, food, barbering services and shoe shining services.

3.	The sidewalks, driveways and other areas of common
access within the Premises shall not be obstructed by Tenant or used by it for any purpose other than for ingress to and egress from the Premises. Neither tenant nor its employees or contractors Shall go upon the roof of the Premises without the prior written consent of Landlord.

4.	The toilet rooms, water and wash closets and other
water apparatus Shall not be used for any purpose other than that for which they were constructed, and no foreign substance of any kind whatsoever Shall be thrown therein, and the expense of any breakage, stoppage or damage resulting from the violation of these rules shall be borne by Tenant.

5.	No sign, advertisement or notice visible from the
exterior of the Premises shall be inscribed, painted or affixed by tenant on any part of the Premises without the prior written consent of Landlord. If Landlord shall have given such consent at any time, whether before or after the execution of this Lease, such consent shall in no way operate as a waiver or release of any of the provision hereof or of this Lease, and shall be deemed to relate only to the particular sign, advertisement or notice so consented to by Landlord and shall not be construed as dispensing with the necessity of obtaining the specific written consent of Landlord with respect to each and every such sign, advertisement or notice other than the particular sign, advertisement or notice, as the case may be, so consented to by Landlord.

6.	In order to maintain the outward professional
appearance of the Premises, all window coverings to be installed at the Premises shall be subject to Landlord's prior approval. If Landlord by a notice in writing to tenant, shall object to any curtain, blind, shade or screen attached to, or hung in, or used in connection with, any window or door of the Premises, such use of such curtain, blind, shade or screen shall be forthwith discontinued by tenant. No awnings shall be permitted on any part of the Premises; provided, however, that the foregoing shall not apply to the existing awning located outside the Premises.

7.	Tenant shall not do or permit anything to be done in
the Premises, or bring or keep anything therein, which shall in any way increase the rate of fire insurance on the Premises, or on the property kept therein, or conflict with the regulations of the Fire Department or the fire laws, or with any insurance policy upon the Premises, or any part thereof, or with any rules and ordinances established by the Board of Health or other governmental authority.

8.	Tenant shall not sweep or throw or permit to be swept
or thrown from the Premises any dirt or other substance into any common areas, and Tenant shall not use, keep or permit to be used or kept any foul or noxious gas or substance in the Premises, or permit or suffer the Premises to be occupied or used in a manner offensive or objectionable to Landlord by reason of noise, odors and/or vibrations, nor shall any animals, birds or firearms be kept in or about the Premises.

9.	No cooking shall be done or permitted by Tenant on the
Premises, nor shall the Premises be used for lodging.

10.	Tenant shall not use or keep in the Premises any
kerosene, gasoline, or inflammable fluid or any other illumminating material, or use any method of heating other than that supplied by Landlord.

11.	Tenant, upon the termination of its tenancy, shall
deliver to Landlord all keys of offices, rooms and toilet rooms which shall have been furnished tenant or which Tenant shall have had made and, in the event of loss of any of the keys so furnished, shall pay Landlord therefor.

12.	Tenant shall see that the windows and doors of the
Premises are closed and securely locked before leaving the Premises and shall exercise care and caution that all water faucets or water apparatus are entirely shut off before Tenant or Tenant's employees leave the Premises, and that all electricity, gas or air shall likewise be carefully shut off, so as to prevent waste or damage, and for any default or carelessness Tenant shall make good all injuries sustained by Landlord.

13.	Tenant shall not erect any aerial or antenna on the
roof or exterior walls of the Premises without Landlord's prior written consent.

	Exhibit E
RENT Schedule

           Monthly
           Base Rent
           Rate (per
           sq ft of        Monthly
           rentable        Base rent        Monthly Base
Months     space)          Waiver           Rent Payable
------     -----------    ----------        ------------
1-2        $0.32          $29,329.60        $     0.00
3-8        $0.32          $     0.00        $29,329.60
9-20       $0.34          $     0.00        $31,162.70
21-32      $0.35          $     0.00        $32,079.25
33-44      $0.365         $     0.00        $33,454.08
45-56      $0.38          $     0.00        $34,828.90
57-62      $0.395         $     0.00        $36,203.73


Landlord hereby conditionally excuses tenant from the payment of Base Rent during the months and in the amounts designated as "Monthly Base Rent Waiver as specified above, provided that tenant shall pay all other charges under this Lease from and after the Commencement Date and provided further that Tenant shall not be in default in its obligations under this Lease. Should Tenant at any time during the Original Term be in default under the Lease and not cure such default within the cure periods provided in the Lease, then the total sum of such Base Rent so conditionally excused shall become immediately due and payable by tenant to Landlord. If at the date of expiration of the Original Term, Tenant has not so defaulted, Landlord shall waive any payment of all such Base Rent so conditionally excused.


FIRST AMENDMENT TO LEASE

(THIS FIRST ADMENTMENT TO LEASE ( the Amendment) is made as of the _ day of August, 1997, by and between The MUI UAL UFE
INSURANCE COMPANY OF NEW YORK, a NEW York corporation
(LANDLORD.). and CONTINENTAL ENGINEERD4G GROUP. INC.,

California corporation (tenant.), with respect to the following:

RECITALS

	A.	Landlord is the Landlord and Tenant pursuant to
that certain written Standard Industrial Lease Multi-Tenant dated as of June _, 1997 (the 'Lease'). The Lease covers certain premises commonly known as 5300 N. Irwindale Avenue (the Premises ) which are a portion of building' located in Irwindale, California (the Building), which Building is part of a project commonly known as Civic Commerce Center (the Industrial Center) located at 16021-16031 E. Arrow Highway, Irwindale, California.

	n.	Tenant and Landlord desire to amend certain
provisions of the Lease on the terms and conditions set forth in this Amendment.

AGREEMENT

	NOW, THEREFORE, IN CONSIDERATION OF the foregoing
Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Landlord and Tenant hereby agree as follows:

1.	Capitalized Terms Capitalized terms used herein and not
otherwise defined shall have the meanings given to such terms in the Lease.

2. Premises and/or Premises Building Partial Damage:
Uninsured Loss: In the event of an Uninsured Loss giving rise to an option in favor of Landlord pursuant to Paragraph 9.2(b) of the Lease, as a result of which landlord estimates that the damage would take more than one hundred eighty
(180) days to repair, which estimate, if in excess of one hundred eighty (180) days, shall be delivered to tenant as soon as practicable, and in any event within sixty (60) days, after the occurrence of the damage Tenant shall have the right. so long as Tenant is not in default and Tenant's negligent or willful act did not cause the damage, to terminate the Lease by written notice to Landlord given, if at all, within ten (10) days after the occurrence of the damage In the event Tenant fails or is not entitled to give such notice or if Landlord's estimate is one hundred eighty
(180) days or less, then Tenant's option shall lapse and have no further force or effect.

3.  Late Payments and Deliveries: The amount "TEN PERCENT
(10%) appearing in Paragraph 13.5 (b) is hereby amended to be "SIX PERCENT (6%)

4.	Holding Over.  The phrase "two hundred percent (200%) "
appearing in Paragraph 26 of the Lease is hereby amended to be "one hundred fifty percent (150%).

5.	Lease in Effect.  Landlord and Tenant acknowledge and
agree that the Lease, except as amended by this Amendment, remains unmodified and in full force and effect in accordance with its terms.

6. 	Entire Agreement  This Amendment embodies the entire
understanding between Landlord and Tenant with respect to the subject matter hereof and can be changed only by an instrument in writing executed by both Landlord and Tenant..

7.	Conflict of Terms. 	In the event that there is any
conflict or inconsistency between the terms and conditions of the Lease and those of this Amendment, the terms and conditions of this Amendment shall control and govern the rights and obligations of the parties.


	IN WITNESS WHEREOF, the undersigned have entered into this Amendment to be effective as of the date above written.

LANDLORD:								TENANT:

THE  MUTUAL LIFE INSURANCE				CONTINENTAL
COMPANY OF NEW YORK, a New York
Corporation.

By:___________________________


Title:___________________________


                                    EXHIBIT 21.1


List of Registrant's Subsidiaries


        Name of Subsidiary                           State of Incorporation
---------------------------------------------       -----------------------
Winston Furniture Company of Alabama, Inc.               Alabama

Loewenstein, Inc.                                        Florida

Continential Engineering Group, Inc.                     California




                                       EXHIBIT 23.1


CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-87352) pertaining to the WinsLoew Furniture, Inc. 1994 Stock Option Plan of WinsLoew Furniture, Inc. of our report dated February 6, 1998, with respect to the consolidated financial statements of WinsLoew Furniture, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1997.

Our audits also included the financial statement schedule of WinsLoew Furniture, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based
on our audits.   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young, LLP


Birmingham, Alabama
March 25, 1998