Form 10-Q
period 1997-03-27
WINSLOEW FURNITURE INC
filed 1998-04-24
CIK 931814

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q



[X] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 27, 1998


                            OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to



Commission File Number   0-25246



                   WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


            FLORIDA                                63-1127982
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or  organization)                 Identification No.)


201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA          35124
--------------------------------------------       -----------
	(Address of principal executive offices)		       		(Zip Code)


(Registrant's telephone number, including Area Code)  (205) 403-0206


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes _X_.     No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    Class                           Shares Outstanding at April 24, 1998
---------------                    ------------------------------------
$ .01 par value                               7,542,258


                   WINSLOEW FURNITURE, INC.

                          INDEX




PART I. 	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
  Consolidated Balance Sheets ...................................... 	3
  Consolidated Statements of Income ................................ 	4
  Consolidated Statements of Cash Flows ............................ 	5
  Notes to Consolidated Financial Statements ....................... 	6-7

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations .............. 	8-10


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings .......................................... 	11

Item 4.	Submission of Matters to a Vote of Security
  Holders ...........................................................	11

Item 6.	Exhibits and Reports on Form 8-K  .......................... 	11

Signatures ......................................................... 	12

             WinsLoew Furniture, Inc. and Subsidiaries
                  Consolidated Balance Sheets
                         (Unaudited)


(In thousands except share
and per share amounts)                 March 27,       December 31,
                                          1998            1997
                                       ---------       ------------
Assets
Cash and cash equivalents                $ 1,874         $   707
Accounts receivable, less
  allowances for doubtful accounts        27,417          21,124
Inventories                                9,400           9,096
Prepaid expenses and other
  current assets                           4,744           7,391
Net assets of discontinued operations      1,330           2,057
                                         -------        --------
          Total current assets            44,765          40,375

Net assets of discontinued operations      6,557           6,860
Property, plant and equipment, net        10,371          10,320
Goodwill, net                             20,850          21,021
Other assets                               1,405             763
                                         -------         -------
                                         $83,948         $79,339
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt        $   514         $   515
Accounts payable                           4,262           3,187
Other accrued liabilities                  7,784           7,336
                                         -------         -------
          Total current liabilities       12,560          11,038

Long-term debt, net of current portion    16,704          15,908
Deferred income taxes                        745           1,367
                                         -------         -------
          Total liabilities               30,009          28,313
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --              --
 Common stock; par value $.01
  per share, 20,000,000 shares
  authorized, 7,542,258 and 7,526,508
  shares issued and outstanding at
  March 27, 1998 and December 31, 1997        75              75
 Additional paid-in capital               25,094          24,926
 Retained earnings                        28,770          26,025
                                         -------         -------
          Total stockholders' equity      53,939          51,026
                                         -------         -------
                                         $83,948         $79,339
                                         =======         =======

                           See accompanying notes.

             WinsLoew Furniture, Inc and Subsidiaries
                  Consolidated Statements of Income
                         (Unaudited)


                                     For the Quarters Ended
(In thousands except               -------------------------
per share amounts)                  March 27,      March 28,
                                     1998            1997
                                   ----------     ----------
Net sales                          $25,128         $23,136
Cost of sales                       16,004          15,783
                                   -------         -------
   Gross profit                      9,124           7,353

Selling, general and
  administrative expenses            4,213           4,442
Amortization                           244             244
                                   -------         -------
   Operating income                  4,667           2,667

Interest expense                       333             857
Income from continuing
  operations before income taxes     4,334           1,810
Provision for income taxes           1,589             717
                                   -------         -------
Income from continuing operations    2,745           1,093
(Loss) from discontinued
  operations, net of taxes              --            (275)
                                   -------         -------
   Net income                       $2,745         $   818
                                   =======         =======

Basic earnings (loss) per share:

Income from continuing operations    $0.36           $0.15
(Loss) from discontinued operations,
  net of taxes                          --           (0.04)
                                     -----           ------
  Net income                         $0.36           $0.11
                                     =====           ======

Weighted average number of shares    7,535           7,443
                                     =====           =====


Diluted earnings (loss) per share:

Income from continuing operations    $0.36           $0.15
(Loss) from discontinued operations,
  net of taxes                          --           (0.04)
                                     -----           ------
  Net income                         $0.36           $0.11
                                     =====           ======

Weighted average number of shares
  andcommon stock equivalents        7,683           7,495
                                     =====           =====

                          See accompanying notes.

             WinsLoew Furniture, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                         (Unaudited)



(In thousands)                                    For the Quarters Ended
                                                -------------------------
                                                March 27,       March 28,
                                                  1998            1997
                                                ---------       ---------
Cash flows from operating activities:
Net income                                         $2,745          $818
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization                         530           558
Provision for losses on accounts receivable            67           (52)
Change in net assets held for sale                  1,030        (2,022)
Changes in operating assets and liabilities,
 net of effects from acquistions and dispositions:
 Accounts receivable                               (6,360)       (7,767)
 Inventories                                         (304)         (320)
 Prepaid expenses and other current assets          2,647         3,060
 Other assets                                        (715)           70
 Accounts payable                                   1,075            79
 Other accrued liabilities                            448         1,405
 Deferred income taxes                               (622)           45
                                                   -------       -------
   Total adjustments                               (2,204)       (4,944)
                                                   -------       -------
   Net cash provided by (used in)
     operating activities                             541        (4,126)
                                                   -------       -------

Cash flows from investing activities:
 Capital expenditures, net of disposals              (337)         (241)
                                                   -------       -------
 Net cash (used in) investing activities             (337)         (241)
                                                   --------      -------

Cash flows from financing activities:
 Net borrowings (payments) under revolving
   credit agreements                                  795         5,643
 Proceeds from issuance of common stock, net          168            97
 Payments on long-term debt                            --          (849)
 Repurchase and cancellation of stock                  --          (490)
                                                   --------      -------

Net cash provided by financing activities             963         4,401
                                                   --------      -------
   Net increase in cash and cash equivalents        1,167            34
Cash and cash equivalents at beginning of year        707           897
                                                   ------        -------
Cash and cash equivalents at end of period         $1,874        $  931
                                                   ======        =======

Supplemental disclosures:
        Interest paid                                $259          $634
        Income taxes paid                             $28          $313
                                                   ======        =======

                          See accompanying notes

WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew"), which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1 through March 27, 1998. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)
                          March 27,    December 31,
                           1998           1997
                         ----------    ------------
Raw materials             $7,528          $7,597
Work in process            1,453           1,038
Finished Goods               419             461
                          ------          ------
                          $9,400          $9,096
                          ======          ======

3.  Long-term Debt

WinsLoew's amended senior credit facility provides the Company with a variable amount available under the revolving line of credit. The amount available under its revolving credit line is $20 million between July 1 each year through December 31. The Company may, at its option, elect to increase the revolving credit line at January 1, to a maximum of $40 million. For the period January 1, 1998 through June 30, 1998, the Company's maximum revolver is $25 million.


4.  Capital Stock

During the first quarter of 1997, the Company retired 50,000 shares of common stock purchased for $490,000. On January
23, 1998, the Board approved a plan authorizing the repurchase of 1,000,000 shares of the Company's stock in the open market at times and prices deemed advantageous.

5.  Discontinued Operations

	During 1997 the Company's Board of Directors adopted a plan to discontinue the Company's ready to assemble ("RTA") operations. Of the three businesses, two are being held for sale and one is in the process of being liquidated. The results of operations for the first quarter of 1998 and 1997 for these business have been classified in the accompanying statement of income as discontinued operations. Revenues from discontinued operations were $4,666,000 and $6,430,000 in the first quarter of 1998 and 1997, respectively.

	The current net assets of discontinued operations consists of inventory and receivables, net of current liabilities including the reserve for estimated losses through the disposal date. The non-current assets of discontinued operations consist of property, plant and equipment and goodwill.

     Management's Discussion and Analysis of Financial Condition and Results of Operations


General

WinsLoew is engaged in the design, manufacture and distribution of casual furniture and contract seating furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, and restaurant and lodging chains.


Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for each of the Company's product lines (in thousands, except for percentages):


                                Three Months Ended
                   -------------------------------------------------
                       March  27, 1998             March  28, 1997
                   ----------------------     ----------------------
                   Net     Gross   Gross      Net      Gross   Gross
                   Sales   Profit  Margin     Sales    Profit  Margin

Casual furniture  $ 9,630  $4,354  45.2%      $ 9,454  $3,618  38.3%
Contract seating   15,498   4,770  30.8%       13,682   3,735  27.3%
                  -------  ------             -------  ------
Total             $25,128  $9,124  36.3%      $23,136  $7,353  31.8%
                  =======  ======             =======  ======



The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                Three Months Ended
                         ------------------------------
                         March 27,            March 28,
                           1998                 1997
                         ---------            ---------
Gross margin               36.3%                31.8%
Selling, general and
 administrative expense    16.8%                19.2%
Amortization                1.0%                 1.1%
Operating income           18.6%                11.5%
Interest expense, net       1.3%                 3.7%
Income before income
 taxes                     17.2%                 7.8%
Net income                 10.9%                 3.5%



Comparison of First Quarters Ended March 27, 1998 and March
28, 1997

Net Sales:	WinsLoew's reported consolidated net sales for
the first quarter of 1998 increased $2.0 million or 8.6%, to $25.1 million from $23.1 million in the first quarter of 1997. If the casual wrought iron business, sold in August 1997, is excluded in the first quarter of 1997, consolidated net sales increased $3.6 million or 16.6%.

Both of the Company's product lines experienced sales increases. The Contract Seating product line experienced a sales increase of 13.3% due to both core business and increased demand in the lodging industry. The Casual product line increased sales by 22.4%, excluding the 1996 quarter sales for the wrought iron business which was sold in August 1997. The Company believes, that due warm weather in the Company's largest sales areas, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture.

Gross Margin:	Consolidated gross margin increased to 36.3%
in the first quarter of 1998, compared to 31.8% in the first quarter of 1997. Both of the Company's product lines experienced increases in gross margin. The Casual product line gross margin in the first quarter of 1998 improved by
6.9 percentage points compared to the same period of 1997. A portion of the improvement is due to the disposition of the wrought iron business in August 1997 and the balance is due to lower raw material prices and improved operating efficiencies in the Company's remaining casual facilities. The Contract seating product line improved its gross margin by 3.5 percentage points, primarily due to increased volume and product mix.

Selling, General and Administrative Expenses:	Selling,
general and administrative expenses decreased from the first quarter of 1998 by $229,000 primarily due to the disposition of the casual wrought iron business in August 1997 and cost control programs. Also these expenses decreased to 16.8% of net sales as the Company continues to leverage these costs against increases in revenues.

Operating Income:	As a result of the above, WinsLoew
recorded operating income of $4.7 million (18.6% of net sales) in the first quarter of 1998, compared to operating income of $2.7 million (11.5% of net sales) in the first quarter of 1997.

Interest Expense:	The Company's interest expense decreased
$524,000 in the first quarter of 1998, primarily due to lower outstanding debt balances.

Provision for Income Taxes:	The Company's effective tax
rate of 36.7% in 1998 and 39.6% in 1997 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

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

Liquidity and Capital Resources

WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings.
The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At March 27, 1998, the Company had $32.2 million of working capital and $22.5 million of unused and available funds under its credit facilities.

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

In July 1996, WinsLoew amended its senior credit facility to allow the Company to borrow under its acquisition line of credit to purchase shares of the Company's common stock (see
Note 4 to the Consolidated Financial Statements). As of March 27, 1998 there was $2.1 million available for such repurchases.

Cash Flows From Operating Activities:	For the first quarter
of 1998, cash provided by operating activities was $.5 million compared to cash used of $4.1 million in the first quarter of 1997. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable.

Cash Flows From Investing Activities:	WinsLoew's net cash
used in investing activities was $337,000 during the first quarter of 1998 compared to $241,000 for the first quarter of 1997.

Cash Flows From Financing Activities:	Net cash provided by
financing activities was $1.0 million in the first quarter of 1997 compared to $4.4 million in the first quarter of 1997.

At March 28, 1998, the Company has no material commitments for capital expenditures.

Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1998 by entering into foreign currency forward contracts with a value of $1.7 million, all of which is outstanding and unsettled at March 27, 1998 maturing at approximately $330,000 per month. The Company has not incurred significant gains or losses from these foreign currency transactions.

Year 2000

	The Company began an assessment of Year 2000 issues on its computer system in mid-1995 and began the process of updating hardware and software at each of its facilities.
The Company is in the process of completing its hardware and software installation at the last facility which is expected to be completed during the first half of 1998. The company has no plans to address these issues with its discontinued operations as the expected date of disposition is mid-1998. From an ongoing cost standpoint, Year 2000 issues are not expected to have a significant impact on the Company's financial position, results of operations or liquidity.

Part II.		Other Information


Item 1.  Legal Proceedings

The Company is, from time to time, involved in routine litigation. None of such routine litigation in which the Company is presently involved is material to its financial position, results of operations or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)	None

Item 6.  Exhibits and Reports on Form 8-K

         (a)	Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K:
             No reports on Form 8-K were filed during the
             quarter for which this 	Quarterly Report on
             Form 10-Q is being filed.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              WINSLOEW FURNITURE, INC.




                               /s/ Bobby Tesney
                               -----------------
April 24, 1998                 BOBBY TESNEY
                               President and Chief Executive Officer




                               /s/ Vincent A. Tortorici, Jr.
                               -----------------------------
April 24, 1998                 VINCENT A. TORTORICI, Jr.
                               Chief Financial Officer


