Form 10-Q
period 1998-06-26
WINSLOEW FURNITURE INC
filed 1998-07-27
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE  SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 26, 1998
                             -------------

                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -----------------

Commission File Number  0-25246
                        --------


                     WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


          FLORIDA                         63-1127982
-------------------------------       --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


201 CAHABA VALLEY PARKWAY, PELHAM,  ALABAMA        35124
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                      (205) 403-0206
                      --------------
(Registrant's telephone number, including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X  .  No
       ------  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at July 24, 1998
---------------          -----------------------------------
$ .01 par value                     7,509,20



                  WINSLOEW FURNITURE, INC.

                           INDEX




PART I.    FINANCIAL INFORMATION                       Page

  Item 1.  Financial Statements ......................... 3
           Consolidated Balance Sheets .................. 4
           Consolidated Statements of Income ............ 4
           Consolidated Statements of Cash Flows ........ 5
           Notes to Consolidated Financial Statements . 6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ................................ 8-12


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ........................... 12

  Item 4.  Submission of Matters to a Vote of
           Security Holders ............................ 12

  Item 6.  Exhibits and Reports on Form 8-K ............ 12

Signatures ............................................. 13






                             2
WinsLoew Furniture, Inc. and Subsidiaries
                  Consolidated Balance Sheets
                         (Unaudited)


(In thousands except share
and per share amounts)                 June 26,      December 31,
                                          1998            1997
                                       ---------     -----------
Assets
Cash and cash equivalents                $ 3,666         $   707
Accounts receivable, less
  allowances for doubtful accounts        21,356          21,124
Inventories                                9,585           9,096
Prepaid expenses and other
  current assets                           4,695           7,391
Net assets of discontinued operations      2,199           2,057
                                         -------        --------
          Total current assets            41,501          40,375

Net assets of discontinued operations      6,471           6,860
Property, plant and equipment, net        10,258          10,320
Goodwill, net                             20,681          21,021
Other assets                               1,274             763
                                         -------         -------
                                         $80,185         $79,339
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt        $   515         $   515
Accounts payable                           5,198           3,187
Other accrued liabilities                 12,956           7,336
                                         -------         -------
          Total current liabilities       18,669          11,038

Long-term debt, net of current portion     2,455          15,908
Deferred income taxes                        745           1,367
                                         -------         -------
          Total liabilities               21,869          28,313
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --              --
 Common stock; par value $.01
  per share, 20,000,000 shares
  authorized, 7,542,258 and 7,526,508
  shares issued and outstanding at
  March 27, 1998 and December 31, 1997        75              75
 Additional paid-in capital               23,446          24,926
 Retained earnings                        34,795          26,025
                                         -------         -------
          Total stockholders' equity      58,316          51,026
                                         -------         -------
                                         $80,185         $79,339
                                         =======         =======

                           See accompanying notes.

             WinsLoew Furniture, Inc and Subsidiaries
                  Consolidated Statements of Income
                         (Unaudited)

(In thousands except
per share amounts)
                    Seconded Quarter Ended     Six Months Ended
                    -----------------------  --------------------
                      June 26,    June 27,    June 26,   June 27,
                       1998        1997        1998       1997
                     ---------   ---------   ---------  ---------
Net sales             $39,799     $37,524     $64,927    $60,660
Cost of sales          23,690      23,013      39,694     38,796
                     --------    --------    --------   --------
   Gross profit        16,109      14,511      25,233     21,864

Selling, general
  and administrative
  expenses              5,863       6,220      10,076     10,662
Amortization              243         244         487        488
                     --------    --------    --------   --------
   Operating income    10,003       8,047      14,670     10,714

Interest expense          354         645         687      1,502
                     --------    --------    --------   --------
Income from
  continuing
  operations before
  income taxes          9,649       7,402      13,983      9,212
Provision for
  income taxes          3,624       2,837       5,213      3,554
                      -------    --------    --------   --------
Income from continuing
  operations            6,025       4,565       8,770      5,658
(Loss) from
  discontinued
  operations, net
  of taxes                 --         (61)         --       (336)
                      -------    --------    --------   --------
   Net income          $6,025      $4,504      $8,770     $5,322
                      =======     =======     =======    =======


Basic earnings (loss) per share:

Income from continuing
  operations            $0.80       $0.61       $1.17     $0.76
(Loss) from
  discontinued
  operations, net
   of taxes                --       (0.01)         --     (0.05)
                        -----      ------       -----     -----
  Net income            $0.80       $0.60       $1.17     $0.71
                        =====      ======       =====     =====

Weighted average
  number of shares      7,513       7,456       7,526     7,449
                        =====       =====       =====     =====


Diluted earnings (loss) per share:

Income from continuing
  operations            $0.78      $0.61         $1.14    $0.75
(Loss) from
  discontinued
  operations,
  net of taxes             --      (0.01)           --     (0.04)
                        -----     ------         -----     -----
  Net income            $0.78      $0.60         $1.14     $0.71
                        =====     ======         =====     =====

Weighted average
  number of shares
  and common stock
  equivalents           7,722      7,502         7,716     7,498
                        =====     ======         =====     =====

                          See accompanying notes.

             WinsLoew Furniture, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                         (Unaudited)



(In thousands)                           For the Six Months Ended
                                        -------------------------
                                        June 26,        June 27,
                                          1998            1997
                                        ---------       ---------
Cash flows from operating activities:
Net income                                 $8,770         $5,322
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
Depreciation and amortization               1,048          1,135
Provision for losses on accounts
  receivable                                  399             65
Change in net assets held for sale            247          1,247
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                        (631)         2,071
  Inventories                                (489)           364
  Prepaid expenses and other
    current assets                          2,696            (40)
  Other assets                               (658)            (2)
  Accounts payable                          2,011          2,166
  Other accrued liabilities                 5,620          4,099
  Deferred income taxes                      (622)            85
                                          -------        -------
   Total adjustments                        9,621         11,190
                                          -------        -------
   Net cash provided by (used in)
     operating activities                  18,391         16,512
                                          -------        -------

Cash flows from investing activities:
  Capital expenditures, net of disposals     (499)          (465)
                                          -------        -------
  Net cash (used in) investing activities    (499)          (465)
                                          --------       -------

Cash flows from financing activities:
  Net borrowings (payments) under
  revolving credit agreements             (13,453)       (14,809)
  Proceeds from issuance of
  common stock, net                           610            193
  Payments on long-term debt                   --           (870)
  Repurchase and cancellation of stock     (2,090)          (490)
                                         --------        -------
  Net cash provided by financing
  activities                              (14,933)       (15,976)
                                         --------        -------
   Net increase in cash and
     cash equivalents                       2,959             71
Cash and cash equivalents at
  beginning of year                           707            897
                                           ------        -------
Cash and cash equivalents at
  end of period                            $3,666         $  968
                                           ======        =======

Supplemental disclosures:
        Interest paid                        $245           $775
        Income taxes paid                  $1,644         $1,573
                                           ======        =======

                          See accompanying notes

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's second quarter, which is from March 28 through June 26, 1998, and for the six month period which is from January 1 through June 26, 1998. The results of operations for these two periods are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)
                            June 26,     December 31,
                             1998            1997
                          -----------    ------------
Raw materials               $7,948          $7,597
Work in process                539           1,038
Finished goods               1,098             461
                          -----------    ------------
                            $9,585          $9,096
                          ===========    ============


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


4.  Capital Stock

In January 1998, WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of the common stock. To date in 1998, the Company has acquired 75,000 shares for $2.1 million. The purchases have been funded from the Company's credit facility (see Note 3 above).

5.  Discontinued Operations

During 1997 the Company's Board of directors adopted a plan to discontinue the Company's ready-to-assemble ("RTA") operations. Of the three business, one is in the process of being liquidated and two business were being held for sale (See Note 6-Subsequent Events). The results of operations have been classified in the accompanying statement of income as discontinued operations. Revenues from discontinued operations were $5,307,000 and $6,655,000 in the second quarter of 1998 and 1997 and $9,973,000 and $12,995,000 for the year to date periods ended June 26, 1998 and June 27, 1997, respectively.

The current net assets of discontinued operations consist of inventory and receivables, net of current liabilities including the reserve for estimated losses through the disposal date. The non-current assets of discontinued operations consist of property, plant and equipment and goodwill.


6.  Subsequent Events

Subsequent to the end of the quarter, the Company entered into an agreement to sell its Continental Engineering Group, Inc.
("Continental") subsidiary for approximately $7.9 million.
Continental was one of the RTA businesses being held for sale
(See Note 5). The proceeds were used to reduce outstanding indebtedness under the Company's senior credit facility.

Subsequent to the end of the quarter, the Company purchased the stock of Tropic Craft, Inc., a company involved in the design and manufacture of casual furniture for the contract market. The purchase price of approximately $9.9 million was financed under the Company's senior credit facility.

Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


General

WinsLoew is engaged in the design, manufacture, and distribution of casual furniture and contract seating furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores, and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, restaurants and lodging chains.


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                                  Three Months Ended
                   ------------------------------------------------
                         June 26, 1998            June 27, 1997
                   ------------------------ -----------------------
                    Net     Gross   Gross    Net     Gross   Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $21,895  $10,362  47.3%  $22,404   $9,878  44.1%

Contract seating    17,904    5,747  32.1%   15,120    4,633  30.6%
                   -------  -------         -------   ------
Total              $39,799  $16,109  40.5%  $37,524  $14,511  38.7%



                                Six Months Ended
                   -------------------------------------------------
                         June 26, 1998            June 27, 1997
                   ------------------------ ------------------------
                     Net    Gross   Gross     Net    Gross    Gross
                    Sales   Profit  Margin   Sales   Profit   Margin
                   -------  ------- ------  -------  ------   ------
Casual furniture   $31,525  $14,716  46.7%  $31,858  $13,878   42.4%

Contract seating    33,402   10,517  31.5%   28,802    8,368   29.1%
                   -------  -------         -------   ------
Total              $64,927  $25,233  38.9%  $60,660  $21,864   36.0%

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                             Three Months Ended      Six Months Ended
                             ------------------     -------------------
                             June 26,   June 27,    June 26,   June 27,
                               1998       1997        1998       1997
                             --------   --------    --------   --------
Gross margin                   40.5%      38.7%       38.9%      36.0%
Selling, general and
   administrative expense      14.7%      16.6%       15.5%      17.6%
Amortization                    0.6%       0.7%        0.8%       0.8%
Operating income               25.1%      21.4%       22.6%      17.7%
Interest expense, net           0.9%       1.7%        1.1%       2.5%
Income from continuing
   operations before
   income taxes                24.2%      19.7%       21.5%      15.2%
Income from continuing
   operations                  15.1%      12.2%       13.5%       9.3%



Comparison of Second Quarters Ended June 26, 1998 and June 27,
1997

Net Sales: WinsLoew's consolidated net sales for the second quarter of 1998 increased $2.3 million or 6.1%, to $39.8 million from $37.5 million in the second quarter of 1998. If the casual wrought iron business, sold in August 1997, is excluded in the second quarter of 1997, consolidated net sales increased $5.5 million or 15.9%.

Both of the Company's product lines experienced strong sales increases. Sales of casual products increased 13.9%, after excluding 1997 quarter sales for the wrought iron business sold in August 1997, in the second quarter of 1998. The Company believes that due to its high quality, innovative designs and the Company's delivery program, existing retail customers have allocated more floor space, and are, therefore, requiring larger inventories of the Company's casual aluminum furniture. Contract Seating product sales increased 18.4% due to both core business and increased demand in the lodging industry.

Gross Margin: Consolidated gross margin increased to 40.5% in the second quarter of 1998, compared to 38.7% in the second quarter of 1997. Both of the Company's product lines experienced increases in gross margin. The Casual product line had improved gross margins in the second quarter of 1997, due to the sale in August 1997 of the wrought iron business and improved operating efficiencies and lower raw material costs in the remaining facilities. The gross margin for contract seating products improved due to higher volume and improved efficiencies in both of the Company's facilities.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $0.4 million from the second quarter of 1998, due to decreases in selling, general and administrative expenses as a result of cost reduction programs.

Operating Income: As a result of the above, operating income increased by $2.0 million, to $10.0 million (25.1% of net sales) in the second quarter of 1998 compared to $8.0 million (21.4% of net sales) in the second quarter of 1997. These expenses decreased to 14.7% of net sales as the Company continues to leverage these costs against increases in revenue.

Interest Expense:  The Company's interest expense decreased
$291,000 in the second quarter of 1998, compared to the second quarter of 1997, due to lower outstanding debt balances.

Provision for Income Taxes: The Company's effective tax rate for the 1998 second quarter was 37.7% compared to 38.3% for the 1997 second quarter. This is greater than the Federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

Comparison of Six Months Ended June 26, 1998 and
June 27, 1997

Net Sales: WinsLoew's consolidated net sales for the first six months of 1998 increased $4.3 million or 7.0%, to $64.9 million from $60.7 million in the first six months of 1997. If the casual wrought iron business, sold in August 1997, is excluded from the year to date period in 1997, consolidated net sales increased $9.1 million or 16.2%.

Both of the Company's product lines experienced strong sales increases. The Casual product line increased sales by 16.4%, after excluding sales in the 1997 period of the casual wrought iron business sold in August 1997. The Company believes that due to its high quality, innovative designs, and delivery program, existing retail customers have allocated more floor space, and are, therefore, requiring larger inventories of the Company's casual aluminum furniture. The Contract Seating product line experienced a sales increase of 16.0% as both core business and the lodging industry increased demand.

Gross Margin: Consolidated gross margin increased to 38.9% in the first six months of 1998, compared to 36.0% in the first six months of 1997. Both product lines showed improved gross margins. The Casual product line had improved gross margins in the first six months of 1997, due to the sale of the casual wrought iron business, greater operating efficiencies from increased sales volumes and favorable raw material costs. The contract seating business experienced improved gross margin due to increased sales volume and improved operating efficiencies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased from the first six months of 1997 by $586,000 for the first six months of 1998, primarily due to the Company's ongoing cost reduction programs.

Operating Income: As a result of the above, operating income increased by $4.0 million to $14.7 million (22.6% of net sales) in the first six months of 1998, compared to $10.7 million (17.7% of net sales) in the first six months of 1997.

Interest Expense:  The Company's interest expense decreased
$815,000 in the first six months of 1998, compared to the same period in 1997 due to lower outstanding debt balances.

Provision for Income Taxes: The Company's 1998 effective tax rate of 37.4% and effective rate of 38.6% for the 1997 period is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.


Seasonality and Quarterly Information

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, interest rate levels, and credit availability.

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

Liquidity and Capital Resources

The WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts receivable, and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At June 26, 1998, the Company has $22.8 million of working capital and $22.8 million of unused and available funds under its credit facilities ($20.0 million of unused and available funds on July 1, 1998 after giving effect to the reduction discussed in Note
2).

In May 1998, WinsLoew amended its senior credit facility to allow the Company to borrow under its credit facility to purchase shares of the Company's common stock (see Note 4 to the Consolidated Financial Statements). As of June 26, 1998 there was $10 million available for such repurchases.

Cash Flows From Operating Activities: For the first six months of 1998, cash provided by operating activities was $18.4 million, compared to cash provided of $16.5 million in the first six months of 1997. During the first four months of each year, accounts receivable in the Casual Furniture division normally increase due to extended payment terms offered to customers. During the second quarter, the Company receives payment on these accounts receivable. Also, the improvement in cash provided by operations in the first six months of 1998 compared to 1997benefited from the overall improvement in profits.


Cash Flows From Investing Activities: WinsLoew's net cash used in investing activities was $499,000 during the first six months of 1998 compared to $465,000 in 1997.


Cash Flows From Financing Activities: Net cash used in financing activities was $14.9 million in the first six months of 1998 compared to $16.0 million in the first six months of 1997. The Company retired 75,000 shares at a cost of $2.1 million (see Note 4 to the Consolidated Financial Statements).

At June 26, 1998, the Company has no material commitments for capital expenditures.


Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1998 by entering into foreign currency forward contracts with a value of $1.9 million, all of which is outstanding and unsettled at June 26, 1998, maturing at approximately $272,000 per month. The Company did not incur significant gains or losses from these foreign currency transactions.

Year 2000

The Company began an assessment of Year 2000 issues on its computer system in mid 1995 and began the process of updating hardware and software at each of its facilities. This process is now complete. Subsequent to quarter end, one of the Company's discontinued operations had been sold. The Company is in the process of reviewing the requirements of the computer system at its recent acquisition. From an ongoing cost standpoint, Year 2000 issues are not expected to have a significant impact on the Company's financial position, results of operations or liquidity.




Part II.   Other Information


Item 1.    Legal Proceedings

The Company is, from time to time, involved in routine litigation. No such routine litigation in which the Company is presently involved is material to its financial position, results of operations, or liquidity.


Item 4.    Submission of Matters to a Vote of Security
           Holders

(a)  The Registrant held its Annual Meeting of
     Shareholders on June 2, 1998.

           (b)  Not applicable

           (c)  The only matter voted on at the Annual
                Meeting of Shareholders was the election of Class II directors and the tabulation of votes is as follows:

                                                     Broker
          Name                  For     Withheld   Non-Votes
     -------------------------------------------------------
     William H. Allen, Jr.  6,928,707     4,163        0
     Earl W. Powell         6,928,707     4,163        0
     James S. Smith         6,928,707     4,163        0


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.21 - Eighth Amendment to Credit
         Agreement, dated May 22,   1998, between the
         Registrant, its subsidiaries and Heller Financial, Inc.


         Exhibit 27 - Financial Data Schedule

         (b)Reports on Form 8-K-None.


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          WINSLOEW FURNITURE, INC.




                          /s/ Bobby Tesney
                          ----------------
July 24, 1998             BOBBY TESNEY
                          President and
                          Chief Executive Officer




                          /s/ Vincent A. Tortorici, Jr.
                          -----------------------------
July 24, 1998             VINCENT A. TORTORICI, Jr.
                          Chief Financial Officer

Exhibit 10.21


               EIGHTH AMENDMENT TO CREDIT AGREEMENT


This EIGHTH AMENDMENT TO CREDIT AGREEMENT ("Amendment") is made and entered into this 22nd day of May, 1998 by and among WINSLOEW FURNITURE, INC., a Florida corporation ("WinsLoew"), LOEWENSTEIN, INC., a Florida corporation ("Loewenstein"), WINSTON FURNITURE COMPANY OF ALABAMA, INC., an Alabama corporation ("Winston"), TEXACRAFT, INC., a Texas corporation ("Texacraft"), and CONTINENTAL ENGINEERING GROUP,INC., a California corporation ("Continental") (WinsLoew, Loewenstein, Winston Texacraft and Continental being hereinafter referred to collectively as "Borrowers" and individually as a "Borrower"), HELLER FINANCIAL, INC., in its capacity as Agent for the Lenders party to the Credit Agreement described below ("Agent"), and the Lenders which are signatories hereto.

WHEREAS, Agent, Lenders and Borrower are parties to a certain Credit Agreement dated February 2, 1995 and all amendments thereto (as such agreement has from time to time been amended, supplemented or otherwise modified, the "Agreement"); and

WHEREAS, the parties desire to amend the Agreement as hereinafter set forth;

NOW THEREFORE, in consideration of the mutual conditions and agreements set forth in the Agreement and this Amendment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. Definitions. Capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meaning ascribed to such term in the Agreement.

2. Amendments. Subject to the conditions set forth below, the Agreement is amended as follows:

(a) Subsection 1.1 is amended by inserting the following definition in its appropriate place:

"Eighth Amendment Effective Date" means May 22, 1998"

(b) Subsection 7.5(d) is amended by deleting clause (B) in its entirety and inserting the following in lieu thereof:

"(B) after the Eighth Amendment Effective Date the aggregate amount of such capital stock purchased during the term of this Agreement does not exceed $10,000,000,"


(c) Subsection 7.5(d) is further amended by deleting clause (D) in such subsection in its entirety and inserting a period at the end of clause (C).

3. Conditions. The effectiveness of this Amendment is subject to the following conditions precedent (unless specifically waived in writing by Agent):

(a) Borrower shall have executed and delivered this Amendment, and such other documents and instruments as Agent may require shall have been executed and/or delivered to Agent;

(b) All proceedings taken in connection with the transactions contemplated by this Amendment and all documents, instruments and other legal matters incident thereto shall be satisfactory to Agent and its legal counsel; and

(c) No Default or Event 0f Default shall have occurred and be continuing.

4. Representations and Warranties. To induce Agent and Lenders to enter into this Amendment, Borrower represents and warrants to Agent and Lenders that (a) the execution, delivery and performance of this Amendment has been duly authorized by all requisite corporate action on the part of Borrower and that this Amendment has been duly executed and delivered by Borrower and (b) each of the representations and warranties set forth in Section 4 of the Agreement (other than those which, by their terms? specifically are made as of certain date prior to the date hereof) are tine and correct in all material respects as of the date hereof.

5. Severability Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

6. References. Any reference to the Agreement contained in any document, instrument or agreement executed in connection with the Agreement shall be deemed to be a reference to the Agreement as modified by this Amendment.

7. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall constitute an original, but all of which taken together shall be one and the same instrument.

8. Ratification. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions of the Agreement and shall not be deemed to be a consent to the modification or waiver of any other term or condition of the Agreement. Except as expressly modified and superseded by this Amendment, the terms and provisions of the Agreement are ratified and confirmed and shall continue in full force and effect.


IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal and delivered by their respective duly authorized officers on the date first written above

HELLER FINANCIAL, INC.,       WINSLOEW FURNITURE, INC.
as Agent and Lender           LOEWENSTEIN, INC.
By:/s/ Scott Gast             WINSTON FURNITURE COMPANY
       Scott Gast                OF ALABAMA, INC.
Title: Assistant VP           CONTINENTAL ENGINEERING GROUP, INC
                              TEXACRAFT, INC., in its capacity
                                 as Borrower and as a Guarantor
                                 acknowledging the terms of this
                                 Agreement


                              By:/s/ Vincent Tortorici, Jr.
                                 --------------------------
                                     Vincent Tortorici, Jr.
                              Title: Vice President and CFO


THE FIRST NATIONAL BANK
OF BOSTON

By:  /s/Lauren P. Carrigan
     ---------------------
        Lauren P. Carrigan
Title:  Vice President


BANK OF AMERICA NATIONAL
TRUST AND SAVINGS ASSOCIATION, as
successor by merger to
Bank of America Illinois


By:  /s/Elieen L. Sachanda
     ---------------------
        Elieen L. Sachanda
Title:  Vice President


ABN AMRO BANK N.V.


By:  /s/Richard Lavina
     -----------------
        Richard Lavina
Title:  Group Vice President


[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-26-1998
[CASH]                                           3,666
[SECURITIES]                                         0
[RECEIVABLES]                                   21,356
[ALLOWANCES]                                         0
[INVENTORY]                                      9,585
[CURRENT-ASSETS]                                41,501
[PP&E]                                          10,258
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  80,185
[CURRENT-LIABILITIES]                           18,669
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            75
[OTHER-SE]                                      58,241
[TOTAL-LIABILITY-AND-EQUITY]                    80,185
[SALES]                                         39,799
[TOTAL-REVENUES]                                39,799
[CGS]                                           23,690
[TOTAL-COSTS]                                   29,796
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 354
[INCOME-PRETAX]                                  9,649
[INCOME-TAX]                                     3,624
[INCOME-CONTINUING]                              6,025
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,025
[EPS-PRIMARY]                                      .80
[EPS-DILUTED]                                      .78