Form 10-Q
period 1998-09-25
WINSLOEW FURNITURE INC
filed 1998-11-04
CIK 931814

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 25, 1998

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______


Commission File Number   0-25246
                       -----------


                WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


           FLORIDA                       63-1127982
--------------------------------    --------------------
(State or other jurisdiction of      (I.R.S Employer
 incorporation or organization)      Identification No.)



160 VILLAGE STREET, BIRMINGHAM, ALABAMA           35242
------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)



(Registrant's telephone number, including Area Code)  (205) 408-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X  .  No______.


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


       Class                                   Shares
                                    Outstanding at November 3, 1998

  $ .01 par value                            7,329,408



                        WINSLOEW FURNITURE, INC.

                              INDEX




PART I.     FINANCIAL INFORMATION	Page

Item 1.     Financial Statements
            Consolidated Balance Sheet ......................  3
            Consolidated Statements of Income ...............  4
            Consolidated Statements of Cash Flows ...........  5
            Notes to Consolidated Financial Statements ......  6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............  8-12


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ...............................  12

Item 4.     Submission of Matters to a Vote of
            Security Holders ................................  12

Item 6.     Exhibits and Reports on Form 8-K ................  12

Signatures ..................................................  13


(2)

              WinsLoew Furniture, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                           (Unaudited)


(In thousands except share
and per share amounts)               September 25,    December 31,
                                          1998            1997
                                       ---------      -----------
Assets
Cash and cash equivalents                $ 3,441         $   707
Accounts receivable, less
  allowances for doubtful accounts        16,697          21,124
Inventories                                8,263           9,096
Prepaid expenses and other
  current assets                           4,586           7,391
Net assets of discontinued operations         --           2,057
                                         -------        --------
          Total current assets            32,987          40,375

Net assets of discontinued operations        948           6,860
Property, plant and equipment, net        11,950          10,320
Goodwill, net                             26,595          21,021
Other assets                               3,826             763
                                         -------         -------
                                         $76,306         $79,339
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt        $    46         $   515
Accounts payable                           3,392           3,187
Other accrued liabilities                 12,139           7,336
                                         -------         -------
          Total current liabilities       15,577          11,038

Long-term debt, net of current portion     1,080          15,908
Deferred income taxes                        745           1,367
                                         -------         -------
          Total liabilities               17,402          28,313
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --              --
 Common stock; par value $.01
  per share, 20,000,000 shares
  authorized, 7,329,408 and 7,526,508
  shares issued and outstanding at
  September 25, 1998 and
  December 31, 1997                           73              75
 Additional paid-in capital               20,439          24,926
 Retained earnings                        38,392          26,025
                                         -------         -------
          Total stockholders' equity      58,904          51,026
                                         -------         -------
                                         $76,306         $79,339
                                         =======         =======

                           See accompanying notes.

(3)

             WinsLoew Furniture, Inc and Subsidiaries
                  Consolidated Statements of Income
                         (Unaudited)

(In thousands except
per share amounts)
                      Third Quarter Ended     Nine Months Ended
                    -----------------------  --------------------
                     Sept 25,    Sept 26,    Sept 25,   Sept 26,
                       1998        1997        1998       1997
                     ---------   ---------   ---------  ---------
Net sales             $33,329     $27,985     $98,256    $88,645
Cost of sales          20,459      18,121      60,153     56,917
                     --------    --------    --------   --------
   Gross profit        12,870       9,864      38,103     31,728

Selling, general
  and administrative
  expenses              6,596       5,187      16,672     15,849
Amortization              319         245         806        733
                     --------    --------    --------   --------
   Operating income     5,955       4,432      20,625     15,146

Interest expense          137         590         824      2,092
                     --------    --------    --------   --------
Income from
  continuing
  operations before
  income taxes          5,818       3,842      19,801     13,054
Provision for
  income taxes          2,221       1,492       7,434      5,046
                      -------    --------    --------   --------
Income from continuing
  operations            3,597       2,350      12,367      8,008
(Loss) from
  discontinued
  operations, net
  of taxes                 --         (68)         --       (404)
                      -------    --------    --------   --------
   Net income          $3,597      $2,282     $12,367     $7,604
                      =======     =======     =======    =======


Basic earnings (loss) per share:

Income from continuing
  operations            $0.48       $0.31       $1.65     $1.07
(Loss) from
  discontinued
  operations, net
   of taxes                --       (0.01)         --     (0.05)
                        -----      ------       -----     -----
  Net income            $0.48       $0.30       $1.65     $1.01
                        =====      ======       =====     =====

Weighted average
  number of shares      7,468       7,508       7,506     7,508
                        =====       =====       =====     =====


Diluted earnings (loss) per share:

Income from continuing
  operations            $0.47      $0.31         $1.61     $1.05
(Loss) from
  discontinued
  operations,
  net of taxes             --      (0.01)           --     (0.05)
                        -----     ------         -----     -----
  Net income            $0.47      $0.30         $1.61     $1.00
                        =====     ======         =====     =====

Weighted average
  number of shares
  and common stock
  equivalents           7,647      7,602         7,688     7,602
                        =====     ======         =====     =====

                          See accompanying notes.

(4)


             WinsLoew Furniture, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                         (Unaudited)



(In thousands)                            For the Nine Months Ended
                                        -----------------------------
                                        September 25,   September 26,
                                            1998            1997
                                        -------------   -------------
Cash flows from operating activities:
Net income                                $12,367         $7,604
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
Depreciation and amortization               1,685          1,712
Provision for losses on accounts
  receivable                                  471            (14)
Change in net assets held for sale          7,969          4,784
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                       4,693          7,616
  Inventories                               1,442          1,358
  Prepaid expenses and other
    current assets                          2,813           (261)
  Other assets                               (632)           (34)
  Accounts payable                             15            615
  Other accrued liabilities                 2,694          2,110
  Deferred income taxes                      (622)           128
                                          -------        -------
   Total adjustments                       20,528         18,014
                                          -------        -------
   Net cash provided by (used in)
     operating activities                  32,895         25,618
                                          -------        -------

Cash flows from investing activities:
  Capital expenditures, net of disposals   (1,055)          (682)
  Proceeds from disposition of business        --          2,119
  Investment in subsidiary                 (9,320)            --
                                          -------        -------
  Net cash provided by (used in)
     investing activities                 (10,375)         1,437
                                          --------       -------

Cash flows from financing activities:
  Net borrowings (payments) under
  revolving credit agreements             (15,297)       (23,890)
  Proceeds from issuance of
  common stock, net                           846         (1,970)
  Payments on long-term debt                   --            731
  Repurchase and cancellation of stock     (5,335)          (490)
                                         --------        -------
  Net cash used in financing
  activities                              (19,786)       (25,619)
                                         --------        -------
   Net increase in cash and
     cash equivalents                       2,734          1,436
Cash and cash equivalents at
  beginning of year                           707            897
                                           ------        -------
Cash and cash equivalents at
  end of period                            $3,441         $2,333
                                           ======        =======

Supplemental disclosures:
        Interest paid                        $500         $1,954
        Income taxes paid                  $6,189         $5,352
                                           ======        =======


        Investing activities included the acquisition of Tropic Craft in 1998.
        Assets acquired, liabilities assumed and consideration paid was as follows:


        Fair value of assets acquired     $11,665
        Cash acquired                         (46)
        Liabilities assumed                (2,299)
                                          --------
                                          $ 9,320
                                          ========

                          See accompanying notes

(5)



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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's third quarter, which is from June 27 through September 25, 1998, and for the nine month period which is from January 1 through September 25, 1998. The results of operations for these two periods are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)             September 25,             December 31,
                                1998                     1997
                           -------------             ------------
Raw materials                  $6,210                   $7,597
Work in process                   721                    1,038
Finished goods                  1,332                      461
                               ------                   ------
                               $8,263                   $9,096
                               ======                   ======

3.  Long-term Debt

WinsLoew's amended senior credit facility provides the Company with a variable amount available under the revolving line of credit. The amount available under its revolving credit line is $20 million between July 1 each year through December 31. The Company may, at its option, elect to increase the revolving credit line at January 1 through the following June 30 to a maximum of $40 million.



4.  Capital Stock

In January 1998, WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of the Company's common stock. The purchases are being funded by the Company's senior credit facility (see Note 3 above). As of September 25, 1998, the
Company has acquired 258,000 shares for $5.3 million.

(6)


5.  Discontinued Operations

During 1997 the Company's Board of directors adopted a plan to discontinue the Company's ready-to-assemble ("RTA") operations. Of the three business, one is in the process of being liquidated, one has been sold and one is being held for sale (See Note 6-Acquisition and Disposition). The results of operations have been classified in the accompanying statement of income as discontinued operations. Revenues from discontinued operations were $2.9 and $7.5 million in the third quarter of 1998 and 1997 and $12.9 and $20.5 million for the nine month period ended September 25, 1998 and September 26, 1997, respectively.

The current net assets of discontinued operations consist primarily of inventory and receivables, net of current liabilities including a reserve for estimated losses through the disposal date. The non-current net assets of discontinued operations consist primarily of property, plant and equipment, net.


6.  Acquisition and disposition

On June 26, 1998 the Company entered into an agreement to sell its Continental Engineering Group, Inc. ("Continental") subsidiary for approximately $7.9 million. Continental was one of the RTA businesses being held for sale (See Note 5). The proceeds were primarily used to reduce outstanding indebtedness under the Company's senior credit facility.

On June 30, 1998 the Company purchased the stock of Tropic Craft, Inc. (Tropic Craft) , a company involved in the design and manufacture of casual furniture for the contract market. The purchase price of approximately $9.3 million was financed under the Company's senior credit facility. The acquisition resulted in goodwill of approximately $8.4 million and was accounted for under the purchase method and, accordingly, the operating results of Tropic Craft have been included in the consolidated operating results since the date of acquisition.

The following unaudited pro forma information has been prepared assuming that the acquisition of Tropic Craft occurred on January 1, 1997. Permitted pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy that might be achieved from combined operations.


                                 Nine Months Ended
                          ---------------------------------
(In thousands)            September 25,       September 26,
                               1998                1997
                          -------------       -------------
Net sales                    $101,648            $93,152
Net income                   $ 13,014            $ 7,956
Basic earning per share         $1.73              $1.06
Diluted earnings per share      $1.69              $1.05


(7)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


General

WinsLoew is engaged in the design, manufacture, and distribution of casual and contract seating furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base which includes architectural design firms, restaurants and lodging chains.


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):

                                  Three Months Ended
                 ----------------------------------------------------
                    September 25, 1998          September 26, 1997
                 -------------------------   ------------------------
    	             Net     Gross    Gross      Net     Gross   Gross
                  Sales    Profit   Margin    Sales    Profit  Margin
                 -------  -------   ------   -------   ------  ------
Casual furniture $15,898  $ 7,038   44.3%    $13,116   $5,202   39.7%
Contract seating  17,431    5,832   33.4%     14,869    4,662   31.4%
                 -------  -------            -------   ------
Total            $33,329  $12,870   38.6%    $27,985   $9,864   35.2%
                 =======  =======            =======   ======


                                   Nine Months Ended
                 ----------------------------------------------------
                    September 25, 1998          September 26, 1997
                 -------------------------   ------------------------
    	             Net     Gross    Gross      Net     Gross   Gross
                  Sales    Profit   Margin    Sales    Profit  Margin
                 -------  -------   ------   -------   ------  ------
Casual furniture $47,423  $21,754   45.9%    $44,974   $18,698  41.6%
Contract seating  50,833   16,349   32.2%     43,671    13,030  29.8%
                 -------  -------            -------   -------
Total            $98,256  $38,103   38.8%    $88,645   $31,728  35.8%
                 =======  =======            =======   =======

(8)


The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                           Three Months Ended         Nine Months Ended
                          --------------------      --------------------
      	                    Sept. 25,  Sept. 26,      Sept. 25,  Sept. 26,
                             1998       1997           1998       1997
                            -----      -----          -----      -----
Gross margin                38.6%      35.2%          38.8%      35.8%
Selling, general and
  administrative expense    19.8%      18.5%          17.0%      17.9%
Amortization                 1.0%       0.9%           0.8%       0.8%
Operating income            17.9%      15.8%          21.0%      17.1%
Interest expense, net        0.4%       2.1%           0.8%       2.4%
Income from continuing
  operations before
  income taxes              17.5%      13.7%          20.2%      14.7%
Income from continuing
  operations                10.8%       8.4%          12.6%       9.0%



COMPARISON OF THIRD QUARTERS ENDED SEPTEMBER 25, 1998
AND SEPTEMBER 26, 1997

NET SALES:	WinsLoew's consolidated net sales for the third
quarter of 1998, $33.3 million, increased $5.3 million or 18.9% from $28 million in the third quarter of 1997. If the casual wrought iron business, sold in August 1997, is excluded from the third quarter of 1997, consolidated net sales increased $6.3 million or 23.3%.

Both of the Company's product lines experienced strong sales increases. Sales of casual products, after excluding 1997 third quarter sales for the wrought iron business sold in August 1997, increased 30.3% in the third quarter of 1998. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with it's delivery program. Contract Seating product sales increased 17.2% in the third quarter of 1998 primarily due to increased demand in both it's core business and the lodging industry.

GROSS MARGIN:	Consolidated gross margin was 38.6% in the third
quarter of 1998, compared to 35.2% in the third quarter of 1997. Both of the Company's product lines contributed to the increase in gross margin. The Casual product line gross margin improved to 44.3% in the third quarter of 1998 compared to 39.7% in the third quarter of 1997, due, in part, to the sale in August 1997 of the wrought iron business and improved operating efficiencies and lower raw material costs in the remaining casual facilities. The gross margin for contract seating products improved to 33.4% in the third quarter of 1998 compared to 31.4% in the third quarter of 1997 due to higher volume and improved efficiencies in both of the Company's contract facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	Selling,
general and administrative expenses increased $1.4 million in the third quarter of 1998. The increase was primarily the result of sales related expenditures and increases to provisions for losses on accounts receivable.

OPERATING INCOME:	As a result of the above, operating income
increased by $1.6 million, to $6.0 million (17.9% of net sales) in the third quarter of 1998 compared to $4.4 million (15.8% of net sales) in the third quarter of 1997.

INTEREST EXPENSE:	The Company's interest expense decreased
$453,000 in the third quarter of 1998, compared to the third quarter of 1997, due to lower outstanding debt balances.

PROVISION FOR INCOME TAXES:	The Company's effective tax rate
for the third quarter of 1998 was 38.2% compared to 38.8% for the third quarter of 1997. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.

(9)

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 25, 1998
AND SEPTEMBER 26, 1997

NET SALES:	WinsLoew's consolidated net sales for the first
nine months of 1998, $98.3 million, increased $9.7 million or 10.9% from $88.6 million for the first nine months of 1997. If the casual wrought iron business, sold in August 1997, is excluded from the first nine months of 1997, consolidated net sales increased $15.4 million or 18.6%.

Both of the Company's product lines experienced strong sales increases. The Casual product line increased sales by 20.8%, after excluding sales in the 1997 period of the casual wrought iron business sold in August 1997. The Company believes that due to its high quality, innovative designs, and delivery program, existing retail customers have allocated more floor space, and are, therefore, requiring larger inventories of the Company's casual aluminum furniture. The Contract Seating product line experienced a sales increase of 16.4% as both core business and the lodging industry increased demand.

GROSS MARGIN:	Consolidated gross margin increased to 38.8% in
the first nine months of 1998, compared to 35.8% in the first nine months of 1997. Both product lines contributed to the improved gross margin. The Casual product line gross margin increased to 45.9% during the first nine months of 1998 compared to 41.6% for the same period in 1997. The increase is a combination of the sale of the casual wrought iron business, greater operating efficiencies from increased production volumes and favorable raw material costs. The contract seating product line gross margin increased to 32.2% during the first nine months of 1998 compared to 29.86% for the same period in 1997 primarily due to increased sales volume and improved operating efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	Selling,
general and administrative expenses increased over the first nine months of 1997 by $0.8 million. The increase was primarily the result of sales related expenditures and increases to provisions for losses on accounts receivable.

OPERATING INCOME:	As a result of the above, operating income
increased by $5.5 million to $20.6 million (21.0% of net sales) in the first nine months of 1998, compared to $15.1 million
(17.1% of net sales) during the comparable period of 1997.

INTEREST EXPENSE:	The Company's interest expense decreased $1.3
million in the first nine months of 1998, compared to the same period in 1997 due to lower outstanding debt balances.

PROVISION FOR INCOME TAXES:	The Company's 1998 effective tax
rate of 37.5% and effective rate of 38.7% for the 1997 period is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.


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

(10)

Liquidity and Capital Resources

The WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts payable, and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 25, 1998, the Company has $20.1 million of working capital and $20.0 million of unused and available funds under its credit facilities.

In May 1998, WinsLoew amended its senior credit facility to provide for capital stock purchases not to exceed, in aggregate, $10 million (see Note 4 to the Consolidated Financial
Statements). As of September 25, 1998 there was $6.8 million available for such repurchases.

CASH FLOWS FROM OPERATING ACTIVITIES:	Cash provided by
operating activities was $32.9 million and $25.6 million for the first nine months of 1998 and 1997, respectively. The improvement in cash provided by operations in the first nine months of 1998 compared to 1997 was primarily due to the overall improvement in profits.


CASH FLOWS FROM INVESTING ACTIVITIES:	Cash provided (used) for
investing activities was $(10.4) million and $1.4 million for the first nine months of 1998 and 1997, respectively. Cash flows provided by investing activities for the first nine months of 1997 was primarily due to the proceeds from the disposition of the casual wrought iron facility in August 1997. Cash used by investing activities for the first nine months of 1998 was primarily due to the purchase of Tropic Craft (see Note 6 to the Consolidated Financial Statements).


CASH FLOWS FROM FINANCING ACTIVITIES:	Net cash used in
financing activities was $19.8 million in the first nine months of 1998 compared to $25.6 million in the first nine months of 1997. Cash was used primarily to reduce debt balances under the Company's revolving credit facilities (see Note 3 to the Consolidated Financial Statements) and to repurchase shares of the Company's stock (see Note 4 to the Consolidated Financial Statements).

At September 25, 1998, the Company has no material commitments for capital expenditures.


Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1998 by entering into foreign currency forward contracts with a value of $1.1 million, all of which is outstanding and unsettled at September 25, 1998, maturing at approximately $279,000 per month. The Company did not incur significant gains or losses from these foreign currency transactions.

(11)

Year 2000

The Company began an assessment of the Year 2000 issue on its systems in mid-1995. Based on the assessment, the Company determined that that it was necessary to replace portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. To date, approximately 91% of the Company's continuing operations business critical systems have been remediated and tested at a cost of approximately $0.5 million. This process is projected to be completed by mid to late
1999 at minimal additional cost.   A separate plan has been
developed to address the Company's discontinued operations (see
Note 5 to the Consolidated Financial Statements).

The Company has contacted its significant suppliers and customers concerning Year 2000 compliance. Based on these discussions the Company is not aware of any supplier or customer with a Year 2000 issue that would materially impact the Company's financial position, results of operations or liquidity. However, WinsLoew has no means of ensuring that suppliers or customers will be Year 2000 ready. The effect of non-compliance by third parties is not determinable.

Management believes that it has substantially completed an effective program to resolve the Year 2000 issue in a timely manner. In the event that the Company was unable to complete the program, management believes that it has established adequate contingency plans for it's business critical systems and that such an event would not have a materially impact the Company's financial position . However, disruptions in the general economy resulting for Year 2000 issues could adversely affect the Company.




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


Item 4.     Submission of Matters to a Vote of Security Holders

            (a)  None


Item 6.     Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

            (b) Incorporated by reference and filed with the Registrant's Report on Form 8-K filed July 14, 1998.


(12)


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              WINSLOEW FURNITURE, INC.




                              /s/ Bobby Tesney
                              -----------------
November 3,1998               BOBBY TESNEY
                              President and Chief Executive Officer




                              /s/ Vincent A. Tortorici, Jr.
                              -----------------------------
November 3, 1998              VINCENT A. TORTORICI, Jr.
                              Chief Financial Officer


(13)


[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-25-1998
[CASH]                                           3,441
[SECURITIES]                                         0
[RECEIVABLES]                                   16,697
[ALLOWANCES]                                         0
[INVENTORY]                                      8,263
[CURRENT-ASSETS]                                32,987
[PP&E]                                          11,950
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  76,306
[CURRENT-LIABILITIES]                           15,577
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            73
[OTHER-SE]                                      58,831
[TOTAL-LIABILITY-AND-EQUITY]                    76,306
[SALES]                                         33,329
[TOTAL-REVENUES]                                33,329
[CGS]                                           20,459
[TOTAL-COSTS]                                   27,374
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 137
[INCOME-PRETAX]                                  5,818
[INCOME-TAX]                                     2,221
[INCOME-CONTINUING]                              3,597
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     3,597
[EPS-PRIMARY]                                      .48
[EPS-DILUTED]                                      .47