Form 10-K405
period 1998-12-31
WINSLOEW FURNITURE INC
filed 1999-03-30
CIK 931814

-------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended         DECEMBER 31, 1998
                          -----------------------------------------------------

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from_____________________ to _______________________

Commission file number             0-25246
                      ---------------------------------------------------------

                            WINSLOEW FURNITURE, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                        63-1127982
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

160 VILLAGE STREET, BIRMINGHAM, ALABAMA                           35242
(Address of principal executive offices)                        (Zip Code)

      (Registrant's telephone number, including area code) (205) 408-7600

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                                       Name on Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                              ---------------------
        COMMON STOCK,
    $.01 PAR VALUE PER SHARE                          NASDAQ NATIONAL MARKET

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $110,537,892 based on a $27.00 closing sale price for the Common Stock quoted on the Nasdaq National Market System on such date. For purposes of this computation, all executive officers, directors, and 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 1, 1999, was 7,181,908.

-------------------------------------------------------------------------------

                                 INDEX TO ITEMS

                                                                           Page
                                                                           ----

PART I

   ITEM 1.  Business......................................................... 3
   ITEM 2.  Properties.......................................................15
   ITEM 3.  Legal Proceedings................................................16
   ITEM 4.  Submission of Matters to a Vote of Security Holders..............16

PART II

   ITEM 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................17
   ITEM 6.  Selected Financial Data..........................................18
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................20
   ITEM 7A. Quantitative and Qualitative Disclosures About
              Market Risk....................................................25
   ITEM 8.  Financial Statements and Supplementary Data......................26
   ITEM 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................45

PART III

   ITEM 10.  Directors and Executive Officers of the Registrant..............46
   ITEM 11.  Executive Compensation..........................................49
   ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..53
   ITEM 13.  Certain Relationships and Related Transactions..................56

PART IV

   ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K...................................................57
   Signatures................................................................61

                                     PART I

ITEM 1. BUSINESS

GENERAL

         WinsLoew designs, manufactures and distributes casual furniture, contract seating and ready-to-assemble ("RTA") furniture.

         BUSINESS

         CASUAL FURNITURE. WinsLoew designs, manufactures and distributes casual furniture for both the residential and contract markets. WinsLoew constructs its residential products of extruded and tubular aluminum, wrought iron and cast aluminum. WinsLoew marketed its residential products through independent sales representatives primarily to specialty patio stores and furniture stores. WinsLoew constructed its contract products of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. WinsLoew marketed its contract products primarily through its in-house sales force, primarily to apartment developers and management companies, hospitality providers (hotel, motel, restaurants, country clubs and resorts), architectural design firms, and city and state municipalities.

         CONTRACT SEATING. WinsLoew designs, and distributes contract seating products constructed of contemporary, traditional and transitional styles of wood and metal. Products include upholstered chairs, sofas and love seats offered in a variety of finish and fabric options. WinsLoew designs its contract seating products for use in the restaurant, lodging, office, healthcare facilities and retail stores. WinsLoew assembles these products pursuant to specific orders and distribute them to a broad customer base, which includes architectural design firms, office furniture dealers, and restaurant and lodging chains through independent sales organizations.

         RTA FURNITURE. WinsLoew's RTA products consist of promotionally priced RTA "spindle" and "flatline" furniture and fully assembled case goods furniture designed for household use. Products include corner spindle units, four drawer chests, three drawer changing towers, coffee tables, end tables, entertainment centers and tape storage units. Distribution is through mass merchants and catalog wholesalers.

         HISTORY

         MERGER OF WINSTON AND LOEWENSTEIN. WinsLoew was formed in December 1994 through the merger of Winston Furniture Company, Inc. ("Winston") and Loewenstein Furniture Group, Inc. ("Loewenstein") with and into WinsLoew, a newly-formed corporation that was formed for the purpose of the merger. As a result of the merger, (i) each outstanding share of Winston common stock was converted into 1.00 shares of WinsLoew Common Stock, and each outstanding share of Loewenstein common stock was converted into 1.05 shares of WinsLoew Common Stock.

         WINSTON HISTORY. Winston, a designer, manufacturer and distributor of casual furniture for both the residential and contract markets, began business in October 1975 as a division of Marathon Corporation. In March 1986, Winston management and certain other investors acquired the aluminum furniture business of that division in a leveraged buyout. Winston acquired the wrought iron and tubular steel furniture business of the Lyon-Shaw, Inc. a division of B.B. Walker Company ("Lyon Shaw"), in November 1986. In August 1987, Winston competed an initial public offering of its shares. In December 1988, Winston management, other employees and affiliates of the Trivest Partnerships purchased Winston in a leveraged buyout. Following the December 1988 buyout, Winston expanded its manufacturing facilities, focused on its core business and reduced its outstanding indebtedness. In February 1993, Winston competed its initial public offering and used the net proceeds received therefrom to further reduce outstanding indebtedness. In September 1994, Winston acquired substantially all of the assets of Texacraft, Inc., a Texas corporation ("Texacraft"), which was a privately held manufacturer of aluminum furniture for the contract market.

         LOEWENSTEIN HISTORY. Loewenstein, Inc. was founded in 1967 and acquired in February 1985 by Atlantis Plastics, Inc., a publicly-traded plastics company and an affiliate of the Trivest Partnerships. In 1987 and 1988, Atlantis acquired (i) Southern Wood Products, Inc. ("Southern Wood"), a manufacturer of promotionally priced RTA furniture; (ii) Gregson Furniture Industries, Inc. ("Gregson"), a manufacturer of traditional and transitional styled seating for the office and institutional markets; and (iii) Excel Office and Contract, Inc. ("Excel"), a manufacturer of contemporary and traditional styled seating for the office furniture market. Loewenstein, Inc., Southern Wood, Gregson and Excel represented the furniture group of Atlantis (the "Atlantis Furniture Group"). In April 1991, former management and employees of the Atlantis Furniture Group and certain affiliates of the Trivest Partnerships formed Loewenstein, which concurrently therewith purchased the Atlantis Furniture Group. In September 1993, Loewenstein completed its initial public offering of Loewenstein common stock and used the net proceeds to retire substantially all of its outstanding indebtedness and for working capital. In November 1993, Loewenstein acquired substantially all of the assets of Shaffield Industries, Inc., a Tennessee corporation, and certain of its affiliates (collectively, "Shaffield"). The assets acquired consisted of substantially all of the assets used by Shaffield in its business as a vertically-integrated manufacturer of RTA furniture, including futons, chairs, tables and related accessories marketed under the trademark FROM THE SOURCE. In February 1994, Loewenstein acquired New West Industries, a California corporation ("New West"). New West was a manufacturer of RTA furniture, including futons, chairs and related accessories.

         RECENT DEVELOPMENTS

         SALE OF EXCEL. During the fourth quarter of 1995, WinsLoew disposed of the assets of its Excel business.

         SALE OF LYON SHAW. During the third quarter of 1997, WinsLoew disposed of certain assets of its Lyon Shaw wrought iron furniture manufacturing business in the casual furniture product line.

         TROPIC CRAFT ACQUISITION. During the third quarter of 1998, WinsLoew acquired the stock of Villella, Inc. d.b.a. Tropic Craft Aluminum Furniture Manufacturers ("Tropic Craft"), a manufacturer of aluminum casual furniture sold into contract markets.

         POMPEII ACQUISITION. During the fourth quarter of 1998, WinsLoew entered into a Stock Purchase Agreement with the shareholders of Miami Metal Products, Inc. d.b.a. Pompeii Furniture Industries, a manufacturer of aluminum casual furniture sold into contract and residential markets. The closing of the Pompeii acquisition is expected to occur in the second quarter of 1999, once certain conditions related to the Pompeii facility are met by the selling shareholders.

         RTA OPERATIONS. During 1997, WinsLoew adopted a plan to dispose of its "RTA" operations and recorded a pretax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of the "RTA" operations. During 1998, WinsLoew sold its equity interest in the Continental Engineering subsidiary. In addition, WinsLoew liquidated the assets related to its New West futon business. WinsLoew subsequently decided to retain its third "RTA" entity (Southern Wood) due to improved profitability and, accordingly, has reclassed its Southern Wood results to continuing operations.

         Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information with respect to the Company's discontinued operations, acquisitions and dispositions, including the completed Tropic Craft acquisition.

         GOING PRIVATE TRANSACTION. On March 5, 1999, WinsLoew and Trivest Furniture Corporation (the "Purchaser"), a Florida corporation formed by Earl
W. Powell of Trivest, Inc., who is also the Chairman of WinsLoew's Board of Directors, entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Mr. Powell, certain investment partnerships affiliated with Trivest, Inc. and certain members of WinsLoew's senior management will acquire WinsLoew in a merger transaction. Pursuant to the Merger Agreement, (i) the Purchaser will merge with and into WinsLoew (the "Merger"), with WinsLoew as the surviving corporation, (ii) each outstanding share of WinsLoew common stock (other than shares held by the Purchaser) will be converted into the right to receive $30.00 per share in cash, and (iii) each outstanding option to purchase WinsLoew common stock will be canceled and the holder thereof will receive a cash payment equal to the difference between $30 and the exercise price of such option (collectively, the "Transactions"). The Merger Agreement was approved by a special committee of WinsLoew's Board of Directors acting on, among other things, an oral opinion received from its financial advisor, Mann, Armistead & Epperson, Ltd., Richmond, Virginia, that the Merger consideration is fair to WinsLoew's shareholders from a financial point of view. Consummation of the Merger and the other Transactions is subject, among other things, to (i) the approval of holders of a majority of the outstanding shares of WinsLoew's common stock, (ii) the receipt of the written fairness opinion of Mann, Armistead & Epperson, Ltd., (iii) the Purchaser obtaining adequate financing, and (iv) compliance with applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the Merger will be consummated.

PRODUCT LINES

         WinsLoew has three principal product lines (Casual Furniture, Contract Seating and RTA Furniture) that are produced or distributed in 8 manufacturing locations as follows:



Division and Location            Principal Products                            Principal Customers
---------------------            ------------------                            -------------------

CASUAL FURNITURE:

Winston                          Residential casual furniture constructed      Specialty patio stores and furniture
Haleyville, Alabama              of aluminum                                   stores
(2 locations)

Texacraft                        Contract casual furniture constructed of      Apartment developers and management
Houston, Texas                   aluminum, wrought iron, wood and              companies, hospitality providers and
                                 fiberglass                                    manufactures

Tropic Craft                     Contract casual furniture constructed of      Apartment developers and management
Ocala, Florida                   aluminum, wrought iron, wood and              companies, hospitality providers and
                                 fiberglass                                    manufactures

Winston International            Imported residential casual furniture         Specialty patio stores, department
Haleyville, Alabama              constructed of cast aluminum and wrought      stores and furniture stores
                                 iron

CONTRACT SEATING:

Loewenstein                      Contemporary, transitional and                Architectural design firms,
Pompano Beach, Florida           traditional seating for hospitality,          restaurant and lodging chains, office
                                 office and other institutional uses           furniture dealers and retail store
                                                                               planners

Gregson                          Traditional office and other                  Office furniture dealers and lodging
Liberty, North Carolina          institutional seating                         chains

RTA FURNITURE:

Southern Wood                    Promotional RTA furniture                     Mass merchandisers and catalog
Sparta, Tennessee                                                              wholesalers
(2 locations)



COMPETITIVE STRENGTHS

         WinsLoew believes that it has the following competitive strengths.

         CASUAL FURNITURE

         Management attributes its historical success in the casual furniture product line to its: (i) commitment to producing a quality product delivered "in time and on time", (ii) emphasis on providing extensive customer service,
(iii) cost-efficient manufacturing operations, (iv) innovatively styled products and merchandising programs, and (v) results-oriented management, team philosophy and culture. Management believes that WinsLoew can continue the growth it has experienced in the casual furniture line by capitalizing on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service. Specifically, WinsLoew intends to grow in its existing market through: (i) continued leadership in new products and merchandising programs, (ii) expanding existing market penetration, (iii) broadening distribution channels, and (iv) developing off season products for its distribution channel and other channels.

         CONTRACT SEATING

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

         RTA FURNITURE

         WinsLoew's RTA furniture product line consists of promotionally priced RTA products sold directly to mass merchandisers and catalog wholesalers under the Southern Wood name. Southern Wood's low cost structure is based on its use of inexpensive raw materials, its relatively low labor rates and its use of equipment to achieve manufacturing efficiencies. WinsLoew believes that its focused price strategy and its ability to quickly introduce and begin manufacturing new products will allow the Company to maintain or increase its market share.

BUSINESS STRATEGY

         CASUAL FURNITURE

         The business strategy of the casual division emphasizes the following elements:

         EXPANSION OF SALES AND MARKET SHARE. WinsLoew's growth objectives for the casual furniture line are primarily focused on areas where WinsLoew can expand into new distribution channels, as well as capitalize on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service, including: (i) new product introductions in WinsLoew's extruded and tubular aluminum and International divisions, (ii) expansion into new geographic areas, and (iii) increased sales to commercial customers such as hotels, restaurants, country clubs, interior designers and apartment and hotel developers.

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

         COMMITMENT TO PRODUCT DEVELOPMENT. Management believes that the high fashion style and variety of WinsLoew's casual furniture designs provide a strong competitive advantage and WinsLoew therefore devotes significant resources to new product development and introductions.

         COMMITMENT TO INDUSTRY LEADERSHIP. WinsLoew strives to establish a reputation in the casual furniture and contract seating manufacturing industry of superior products and service. For example, WinsLoew received the prestigious "Manufacturer Leadership Award" for 1998 given by the Casual Furniture Retailers Association. The Company has received this award three times since its inception in 1990, when WinsLoew was the first recipient. The award is voted upon by members of the Casual Furniture Retailers Association, and the criteria include service, quality, ethics and product design, among others. WinsLoew has been a finalist for the award every year.

         ENHANCED USE OF MANUFACTURING CAPABILITIES, WinsLoew operates approximately 205,000 square feet of manufacturing space for casual furniture products and produces most of such products from basic raw materials using strict quality control measures. WinsLoew's vertical integration permits WinsLoew to: (i) produce a variety of chairs, tables and other furniture products, (ii) manufacture cushions and (iii) cut and assemble the fabric covers that are combined with preassembled poles to produce outdoor umbrellas. WinsLoew also maintains strict cost containment measures in order to ensure that its products are manufactured in a cost-efficient manner.

         DEVELOP OR ACQUIRE COMPLEMENTARY PRODUCT LINES. WinsLoew continues to seek opportunities to develop or acquire complementary product lines in order to capitalize on its existing distribution channels, manufacturing capabilities and reputation for quality and customer service.

         CONTRACT SEATING

         The business strategy of the contract seating division emphasizes the following elements:

         HISTORICAL BASE BUSINESS. WinsLoew has historically concentrated its base contract seating business on its project driven core seating market. WinsLoew has based its growth in this market on its manufacturing capabilities and its reputation for quality and customer service. Examples of programs which have increased sales in this business are the Company's custom design services and its Quick Ship program.

         LODGING BUSINESS. The Company supplies various seating products for hotel rooms and common areas for lodging chains. The Company has based its growth in this market on its reputation for quality, delivery and service.

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

         RTA FURNITURE

         The business strategy of the RTA division emphasizes the Company's manufacturing flexibility and capabilities in order to broaden its line of promotionally priced products. As a "niche player" in the RTA business, which is dominated by several national large manufacturers and is experiencing a trend toward consolidation, WinsLoew has positioned its RTA business to manufacture and distribute products larger manufacturers do not emphasize. This has broaden the Company's product line from just "spindle" products to currently include both "flatline" and case goods.

PRODUCTS

         WinsLoew designs, manufactures and distributes three principal product lines: (i) casual furniture for both the residential and contract markets; (ii) contract seating designed for restaurant, lodging, office or other general institutional use; and (iii) promotionally priced "RTA" furniture designed for household use.

         CASUAL FURNITURE

         WinsLoew's casual furniture products for residential use consist principally of medium to upper-medium priced indoor and outdoor furniture sold under five brand names: "Winston" residential extruded and tubular aluminum furniture, "Texacraft" contract casual furniture, "Tropic Craft" contract casual furniture and "Winston International" imports casual furniture. WinsLoew currently manufactures and sells numerous residential style collections that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges and accessory pieces such as ottomans, cocktail tables, end tables, tea carts and umbrellas. WinsLoew offers extruded and tubular aluminum with glider action, adjustable positions and rocking and swivel motions. WinsLoew's casual seating products feature cushions and vinyl strapping in a variety of colors and patterns. All of WinsLoew's casual furniture products feature a durable painted finish, which is also offered in a wide selection of colors. The suggested retail prices for a residential table and four chairs currently range from approximately $600 to $1,400.

         WinsLoew's casual contract products include chairs, chaise lounges, tables and umbrellas constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. WinsLoew's casual contract products include a selection of restaurant and outdoor seating and site furnishings. WinsLoew markets casual contract products through Company employees and independent sales representatives, primarily to apartment developers and management companies, hospitality providers (hotel, motel, restaurants, country clubs, and resorts), architectural design firms and city and state municipalities.

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

         WinsLoew assembles wood frames and finishes them with one of WinsLoew's numerous standard colors or, if requested, to the customer's specification. WinsLoew's metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. WinsLoew maintains an inventory of unassembled chair components that enables it to respond quickly to large quantity orders in a variety of finish and fabric combinations. See "--Manufacturing."

         WinsLoew believes that an important element of its success in the contract seating business is its long-standing and frequently exclusive relationships with leading Italian design firms, as well as its proven ability to offer innovative products that are sturdy, aesthetically appealing and scaled for the United States market. WinsLoew bases this belief upon its extensive industry experience and discussions with key customers, sales representatives and competitors. WinsLoew continually reviews and reconsiders its contract furniture designs, and annually adds and deletes designs as it deems appropriate to address perceived marketing opportunities. WinsLoew generally begins the design process by identifying marketing needs and conceptualizing product ideas through regular meetings of its senior management team. Reflecting its focus on both sales and manufacturing, WinsLoew also solicits opinions with respect to trends in styles, colors and other design elements from its sales representatives, customers, and employees prior to final design selection. WinsLoew provides preliminary sketches to either WinsLoew's manufacturing personnel or WinsLoew's European suppliers, who in turn engineer the product's construction and produce one or more prototypes in preparation for actual full-scale production. WinsLoew generally introduces new products at national or regional furniture markets. WinsLoew's custom design capabilities also allow it to modify styles, materials and production in order to provide customers with products that meet their particular needs.

         RTA FURNITURE

         WinsLoew's RTA products include promotionally priced RTA "spindle" and "flatline" furniture and fully assembled case goods furniture products designed for household use. WinsLoew's promotionally priced "spindle" products include ready to assemble items such as coffee tables, end tables, wall units and rolling carts. "Flatline" products include ready to assemble items such as book shelves, entertainment centers and tape storage units. Case goods products include fully assembled four drawer chests and three drawer chest and changing towers, with an optional hutch.

         WinsLoew's "spindle" and "flatline" products are sold in a box that contains all components and hardware necessary for home-assembly. Case goods are sold fully assembled and packaged, offering consumers a promotionally priced alternative for household furniture.

MANUFACTURING

         CASUAL FURNITURE

         WinsLoew has manufacturing facilities for casual furniture products in Haleyville, Alabama; Houston, Texas; and Ocala, Florida. The facilities in Haleyville manufacture extruded and tubular aluminum casual furniture and most related accessories, including cushions and umbrellas. In the Houston facility, the Company manufactures extruded and tubular aluminum. In the Ocala facility, the Company manufactures extruded and tubular aluminum, steel and wood furniture. WinsLoew's goal at its facilities is to produce a high quality product at the lowest possible manufacturing cost and deliver it in a timely manner to dealers. WinsLoew's international products are manufactured in Mexico. See "--Marketing and Sales."

         WINSTON DIVISION - HALEYVILLE, ALABAMA. WinsLoew's aluminum furniture manufacturing facility in Haleyville manufactures goods exclusively to order. WinsLoew normally ships products on the day completed, eliminating the need to maintain finished goods inventory. WinsLoew provides timely delivery service by typically shipping goods within three weeks after credit approval.

         In the manufacturing process, WinsLoew cuts extruded aluminum tubes to size and shapes or bends them in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding. After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. WinsLoew then adds vinyl strapping, cushions, fabric slings, or other accessories to the finished frame, as appropriate. WinsLoew then packages the product with umbrellas, tempered glass and other accessories, as applicable, and ships it to the customer.

         WinsLoew extensively refurbished and modernized its Haleyville facilities in late 1984 and significantly expanded them in 1990 and 1993. WinsLoew believes that its Haleyville facilities are some of the most modern in the casual aluminum furniture industry, and that the efficiencies attributable to these plants are a significant factor in WinsLoew's relatively low manufacturing costs.

         WinsLoew's vertical integration provides additional manufacturing efficiencies. WinsLoew manufactures cushions for its aluminum furniture in Haleyville, and, in addition, cuts, sews and assembles the fabric covers that are combined with pre-assembled poles to produce outdoor umbrellas.

         WinsLoew believes that it manufactures the highest quality aluminum casual furniture in its price range. WinsLoew welds, not rivets or bolts, the major frame components of its aluminum furniture, thereby increasing the durability and enhancing the appearance of the aluminum product line. The powder coated painting process results in an attractive and durable finish. To ensure that only the highest quality products are shipped to customers, WinsLoew's quality control department has established control check points where the quality of 100% of its aluminum products is examined during the manufacturing process. These processes allow WinsLoew to offer a two-year frame and finish guarantee on all of its aluminum products for residential use. Warranty expense to date has been negligible.

         TEXACRAFT DIVISION - HOUSTON, TEXAS. WinsLoew's Houston facility includes an aluminum furniture manufacturing facility with processes essentially the same as WinsLoew's aluminum line in Haleyville. Additionally, the Houston facility manufactures steel and wood furniture and includes a fiberglass manufacturing facility for tables, umbrellas, and accessories.

         TROPIC CRAFT DIVISION - OCALA, FLORIDA. WinsLoew's Ocala facility includes an aluminum furniture manufacturing facility with processes essentially the same as WinsLoew's aluminum line in Haleyville.

         CONTRACT SEATING

         WinsLoew currently utilizes approximately 226,000 square feet of manufacturing space for contract seating production in facilities located in Florida and North Carolina.

         LOEWENSTEIN DIVISION - POMPANO BEACH, FLORIDA. This facility assembles and finishes to customer order most of WinsLoew's contract seating products (other than the casual contract products described above). WinsLoew purchases component parts from a variety of suppliers, including a number of European manufacturers, or manufactures. The principal elements of wood chair assembly include: (i) frame glue-up, (ii) sanding, (iii) seat assembly (in which upholstered seats are constructed from component bottoms, foam padding and cloth coverings) and (iv) painting/lacquering. To provide consistency and speed in this finishing process, WinsLoew utilizes a state-of-the-art conveyorized paint line with electrostatic spray guns and a three-dimensional ultraviolet drying system. For upholstered products, the specified fabric cloth is stretched to the chair frame over foam padding. WinsLoew generally assembles its metal chairs from imported components. After rework and leveling, WinsLoew cartons its chairs to prevent damage in transportation. The manufacturing process also includes a number of product inspections and other quality control procedures.

         GREGSON DIVISION - LIBERTY, NORTH CAROLINA. This manufacturing facility includes such operations as assembling, upholstering, and finishing. While styling is continuously updated, the basic construction process does not change significantly from year to year, which reduces the need for substantial modifications to the production process. The Company is the process of consolidating the manufacture of its contract products for the hospitality market at the Gregson facility and the manufacture of all other contract seating products at the Pompano Beach facility. Management expects this process to be completed by the end of 1999.

         RTA FURNITURE

         SOUTHERN WOOD DIVISION - SPARTA, TENNESSEE. WinsLoew currently utilizes approximately 158,000 square feet of manufacturing and warehouse space for its RTA products. For the manufacture of its "spindle" products the

Company uses high density particle board and dowels. The Company turns, stains and lacquers all of the spindles. WinsLoew laminates the particle board with a variety of wood grains and solid colors. WinsLoew individually boxes the product with spindles and board, along with any necessary hardware and assembly instructions. For "flatline" products WinsLoew individually boxes the cut laminated particle board, along with necessary hardware and assembly instructions. For case goods, the edges of the cut laminated particle board may be "soft formed" for aesthetic value. The unit is then assembled using glue and screws and utilizes quality components and hardware, such as self-closing drawer runners, on all units. These fully assembled units are then packaged for shipment.

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

MARKETING AND SALES

         CASUAL FURNITURE

         WinsLoew markets its residential casual furniture products throughout the United States, Canada and the Caribbean. WinsLoew currently makes substantially all of its residential sales to customers located east of the Rocky Mountains. WinsLoew markets residential products to approximately 800 active customers, including specialty patio stores, full-line furniture retailers, and department stores. WinsLoew also sells its contract casual products to certain commercial end-users such as hotels, restaurants, country clubs, exporters, interior designers and developers of apartments and motels.

         WinsLoew sells substantially all of its residential products through approximately 30 independent manufacturer's representatives. Each representative: (i) promotes, solicits and sells WinsLoew's products in an assigned territory, (ii) agrees to assist in the collection of receivables and adjustment of any complaints with regard to his or her sales and (iii) receives commissions based on the net sales made in his or her territory. WinsLoew determines the prices at which its products will be sold and may refuse to accept any orders submitted by a sales representative for credit-worthiness or other reasons. WinsLoew's representatives may carry other products which do not directly compete with WinsLoew's product lines. WinsLoew has long-standing relationships with most of its representatives.

         WinsLoew's marketing program assists its representatives in various ways, including: (i) holds exhibitions at national and regional furniture shows and leases a year-round showroom at the Merchandise Mart in Chicago, Illinois,
(ii) provides retailers with annual four-color catalogs of its products, sample materials illustrating available colors and fabrics, point of sale materials and special sales brochures, (iii) provides information directly to representatives at annual sales meetings attended by senior management and manufacturing personnel, (iv) maintains a customer service department which ensures that WinsLoew promptly responds to the needs and orders of WinsLoew's customers, (v) maintains regular contact with key retailers and (vi) conducts ongoing surveys to determine dealer satisfaction. WinsLoew markets its casual contract products nationally through a team of company employed and independent sales representatives.

         WinsLoew organized its Winston International division primarily for the purpose of distributing casual furniture products that it does not manufacture. Winston International's current product offerings include a line of cast aluminum products. WinsLoew inventories, distributes and administers this product line in Haleyville, Alabama.

         CONTRACT SEATING

         WinsLoew sells its contract seating products primarily to architectural design firms, restaurant, lodging chains, office furniture dealers and retail store planners. WinsLoew sells substantially all of its contract seating products through approximately 40 independent sales representative organizations that employ approximately 100 sales associates. Each sales representative: (i) promotes and sells WinsLoew's products in an assigned territory, (ii) assists WinsLoew in responding to customer service request and (iii) receives commissions based on the net sales made in his or her territory. WinsLoew determines the prices at which its products will be sold, and may refuse to accept any orders submitted by a sales representative for creditworthiness or other reasons.

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

         RTA FURNITURE

         WinsLoew sells its promotionally priced RTA furniture products through independent sales representatives, primarily to mass merchandisers and catalog wholesalers. WinsLoew prepares product catalogs and brochures as sales material for its independent sales representatives. The Company maintains a customer service department to ensure prompt response to the needs and orders of customers. The Company also holds exhibitions at national furniture shows.

BACKLOG

         As of December 31, 1998, WinsLoew's backlog of orders was approximately $21.8 million, compared to $17.6 million at December 31, 1997. WinsLoew, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Management does not consider backlog to be predictive of future sales activity because of WinsLoew's short manufacturing cycle and delivery time, and, especially in the case of casual furniture, the seasonality of sales.

RAW MATERIAL AND SOURCING

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

         However, future price increases may have a material adverse effect on WinsLoew's financial condition and results of operations. Management believes that WinsLoew's policy of maintaining several sources for most supplies contributes to its ability to obtain competitive pricing.

         A significant portion of the Loewenstein raw materials consist of component chair parts purchased from several Italian manufacturers. WinsLoew views its suppliers as "partners" and works with such suppliers on an ongoing basis to design and develop new products. WinsLoew believes that these cooperative efforts, its long-standing relationships with these suppliers and its experience in conducting on-site, quality control inspections provide it with a competitive advantage over many other furniture manufacturers, including a competitive purchasing advantage in times of product shortages. In addition, in the case of Italian and European suppliers, WinsLoew generally contracts for its purchases of such component parts in such manner as to minimize its exposure to foreign currency fluctuations. Although WinsLoew has close working relationships with its foreign suppliers, WinsLoew's future success may depend, in part, on maintaining such or similar relationships. Given the special nature of the manufacturing capabilities of these suppliers, in particular certain wood-bending capabilities, and sources of specialized wood types, the Loewenstein division could experience a disruption in their operations in the event of any required replacement of such suppliers. Situations beyond WinsLoew's control, including political instability, significant and prolonged foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in government policies and other factors may have a material adverse effect on WinsLoew.

FURNITURE INDUSTRY AND COMPETITION

         The furniture industry is cyclical and affected by changes in general economic conditions, consumer confidence and discretionary income, interest rate levels, and credit availability. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products also affect sales of casual furniture products.

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

TRADEMARKS AND PATENTS

         WinsLoew has registered the following trademarks with the United States Patent and Trademark Office: WINSTON, LOEWENSTEIN/OGGO, GREGSON, SOUTHERN WOOD PRODUCTS, and LECASSO. Management believes that WinsLoew's trademark position is adequately protected in all markets in which WinsLoew does business. WinsLoew also believes that its various trade names are generally well recognized by dealers and distributors, and are associated with a high level of quality and value.

         WinsLoew holds several design and utility patents, and has applications pending for issuance of other design and utility patents. Since WinsLoew believes that it is an innovator of styles and designs, it is the Company's policy to apply for design and utility patents for those designs which it believes may be of significance to WinsLoew.

EMPLOYEES

         At December 31, 1998, WinsLoew had approximately 1,124 full-time employees, of whom 17 were employed in management, 203 in sales, general, and administrative positions, and 904 in manufacturing, shipping, and warehouse positions.

         The only employees subject to collective bargaining agreements are approximately 123 of WinsLoew's hourly employees in Haleyville, Alabama, who are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between WinsLoew and such union, which expires on July 31, 2001, provides that there shall be no strikes, slowdowns or lockouts. WinsLoew considers its employee relations to be good.

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

ITEM 2.  PROPERTIES

         The following table provides information with respect to each of the Company's facilities:

                                                           Appr.                      Owned          Lease
                                                       Building Area    Appr. Land      or         Expiration
     Location          Division        Primary Use         (Feet)      Area (Acres)   Leased          Date
----------------    -------------     -------------   --------------   ------------   -----         ----------

Hoover, AL                All          Headquarters         9,800           2.0         Owned         N/A

Haleyville, AL          Winston       Manufacturing       155,000            17         Owned         N/A
                                       and Offices

Haleyville, AL          Winston         Warehouse          20,000             1         Owned         N/A

Haleyville, AL          Winston        Sewing Plant        30,000             1         Owned         N/A

Chicago, IL         Casual Division    Merchandise         12,000           N/A         Leased      8/31/02
                                      Mart Showroom

Houston, TX            Texacraft      Manufacturing        89,500           N/A         Leased      4/15/05
                                       and Offices

Ocala, FL            Tropic Craft     Manufacturing        49,000           7.4         Owned         N/A
                                       and Offices

Pompano Beach, FL     Loewenstein     Manufacturing       100,000          13.8         Owned         N/A
                                       and Offices

Pompano Beach, FL     Loewenstein       Warehouse           6,500           N/A         Leased        MTM

Liberty, NC             Gregson       Manufacturing       126,000           9.5         Owned         N/A
                                       and Offices

Sparta, TN             Southern       Manufacturing        94,300          10.0         Owned         N/A
                         Wood          and Offices

Sparta, TN             Southern       Manufacturing        63,260          32.9         Owned         N/A
                         Wood          and Offices


         For additional information with respect to the Company's lease obligations, see Note 8 of Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

         Substantially all of the Company's assets are currently pledged as collateral for a credit facility. See Note 4 of the Notes to the Company's Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "WLFI" since January 1, 1995. The following table sets forth, for the period indicated, the high and low sales price per share of Common Stock as reported by the Nasdaq National Market System:

                                            High                   Low
                                            ----                   ---
   1997
   ----
     First Quarter...................     $ 11 7/8            $  8 1/8
     Second Quarter..................     $ 11                $  8 3/8
     Third Quarter...................     $ 15                $ 10 15/16
     Fourth Quarter..................     $ 16 13/16          $ 13 5/16

   1998
   ----

     First Quarter...................     $ 20 5/8            $ 13 3/4
     Second Quarter..................     $ 29                $ 20 11/16
     Third Quarter...................     $ 28 3/4            $ 15 1/2
     Fourth Quarter..................     $ 26 1/2            $ 17 7/8

         As of March 1, 1999, there were approximately 105 holders of record of Common Stock and approximately 1,550 persons or entities holding Common Stock in nominee name. The closing sale price per share for the Common Stock on March 1, 1999 was $27.00

         The Company has not declared nor paid any cash dividends on its Common Stock, does not anticipate that any dividends will be declared nor paid in the foreseeable future, and intends to retain earnings to finance the development and expansion of the Company's operations. In addition, the Company's payment of dividends is also restricted under the terms of its credit facilities (see
Note 4 of Notes to the Company's Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data are derived from the Consolidated Financial Statements of WinsLoew. The following data has been restated to reflect Southern Wood as a continuing operation (see Note 2 of Notes to Consolidated Financial Statements). The following selected consolidated financial data should be read in conjunction with WinsLoew's Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.


                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------------
                                                      1998           1997          1996        1995        1994
                                                 ------------   ------------   -----------  ----------  ------------
                                                              (In thousands, except per share amounts)

INCOME STATEMENT DATA:
Net sales                                             $141,360       $122,145     $117,405    $110,887     $95,561
Cost of sales                                           87,232         79,431       78,029      78,710      65,060
                                                  ------------   ------------   ----------   ----------  ---------
   Gross profit                                         54,128         42,714       39,376      32,177      30,501
Selling, general and administrative expenses            23,124         21,427       21,472      19,303      16,303
Amortization                                             1,122            992        1,444       2,087       2,000
Non-recurring charges                                       --             --           --          --         917
                                                  ------------   ------------   ----------   ----------  ---------
   Operating income                                     29,882         20,295       16,460      10,787      11,281
Interest expense                                           635          2,296        3,083       3,841       2,795
                                                  ------------   ------------   ----------   ----------  ---------
Income from continuing operations before income
   taxes and extraordinary item                         29,247         17,999       13,377       6,946       8,486
Provision for income taxes                              10,947          6,838        4,834       3,489       3,068
                                                  ------------   ------------   ----------   ----------  ---------
Income from continuing operations before
   extraordinary item                                   18,300         11,161        8,543       3,457       5,418
Income (loss) from discontinued operations, net
   of taxes                                                 --           (718)        (259)     (9,199)        934
Gain (loss) from sale of discontinued
   operations, net of taxes                              2,031         (8,200)          --          --          --
Extraordinary item                                          --             --           --       1,698          --
                                                  ------------   ------------   ----------   ----------  ---------
Net income (loss)                                      $20,331         $2,243       $8,284     ($4,044)     $6,352
                                                  ============   ============   ==========  ===========  =========

Basic earnings (loss) per share:
   Income from continuing operations before
     extraordinary item                                  $2.46          $1.49        $0.98       $0.38       $0.56
   Income (loss) from discontinued operations,
     net of taxes                                           --          (0.09)       (0.03)      (1.02)       0.10
   Gain (loss) from sale of discontinued
     operations, net of taxes                             0.27          (1.10)          --          --          --
   Extraordinary item                                       --             --           --        0.19          --
                                                  ------------   ------------   ----------   ----------  ---------
   Net income (loss)                                     $2.73          $0.30        $0.95      ($0.45)      $0.66
                                                  ============   ============   ==========  ===========  =========
Weighted average shares                                  7,450          7,484        8,724       9,029       9,655
                                                  ============   ============   ==========  ===========  =========
Diluted earnings (loss) per share:
   Income from continuing operations before
     extraordinary item                                  $2.40          $1.48        $0.98       $0.38       $0.56
   Income (loss) from discontinued operations,
     net of taxes                                           --          (0.10)       (0.03)      (1.02)       0.10
   Gain (loss) from sale of discontinued
     operations, net of taxes                             0.27          (1.08)          --          --          --
   Extraordinary item                                       --             --           --        0.19          --
                                                  ------------   ------------   ----------   ----------  ---------
   Net income (loss)                                     $2.67          $0.30        $0.95       ($0.45)     $0.66
                                                  ============   ============   ==========  ===========  =========

Weighted average shares and common share
   equivalents outstanding                               7,624          7,563        8,730       9,029       9,655
                                                  ============   ============   ==========  ===========  =========



                                                                          December 31,
                                                 ----------------------------------------------------------------
                                                    1998         1997          1996         1995         1994
                                                 ------------ ------------  -----------  -----------  -----------
                                                                         (In thousands)

BALANCE SHEET DATA:
Working capital                                      $25,840      $29,937      $40,102      $58,785      $37,711
Total assets                                          84,553       80,414       99,950      104,004      111,054
Long-term debt (less current portion)                  1,400       15,908       38,726       40,130       39,094
Total debt                                             1,447       16,423       40,681       41,941       40,893
Stockholders' equity                                  66,226       51,026       48,400       53,228       60,680


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual furniture and contract seating furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives and are constructed of extruded and tubular aluminum and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a broad customer base, which includes architectural design firms and restaurant and lodging chains.

         During 1997 the Company adopted a plan to dispose of its RTA operations. WinsLoew's RTA products included ergonomically-designed computer workstations, which the Company denoted as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts and an extensive line of futons, futon frames and related accessories. Distribution of RTA furniture products was primarily through mass merchandisers, catalogue wholesalers and specialty retailers. As a result of this decision, the Company recorded a pre-tax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of the RTA operations. The charge can be summarized as follows:

  Write-off of goodwill in connection with sale of assets      $ 3,902,000
  Reduction of inventory value                                   2,791,000
  Reduction of property to net realizable value                  2,067,000
  Reduction of accounts receivable value                         1,390,000
  Other liabilities / reserves                                   1,050,000
  Accrual for losses through disposition                         1,200,000
                                                             =============
  Total                                                        $12,400,000
                                                             =============

         The Company planned to sell two of the businesses and liquidating the assets related to the futon business. During 1998 the Company sold one of the businesses, completed the liquidation of the futon business and decided to retain its Southern Wood business due to improved profitability (see Note 2 to Notes to the Consolidated Financial Statements).

         The amounts reflected hereafter include Southern Wood as a continuing operation.

RESULTS OF OPERATIONS

         The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 1998, 1997 and 1996 for each of the Company's product lines (in thousands, except for percentages):

                              1998                           1997                         1996
                  -------------------------     -----------------------------   ----------------------------
                     Net       Gross    Gross       Net       Gross    Gross      Net       Gross    Gross
                    Sales      Profit   Margin     Sales      Profit   Margin    Sales      Profit   Margin
                  ----------- --------- -------- ----------- --------- ------------------- --------- --------
Casual furniture     $59,733   $28,227    47.3%     $56,363   $24,164    42.9%    $58,066   $23,812    41.0%
Contract seating      69,938    23,439    33.5%      58,386    17,256    29.6%     48,629    14,126    29.0%
RTA                   11,689     2,462    21.1%       7,396     1,294    17.5%     10,710     1,438    13.4%
                    --------   -------             --------   -------            --------   -------
Total               $141,360   $54,128    38.3%    $122,145   $42,714    35.0%   $117,405   $39,376    33.5%
                    ========   =======             ========   =======            ========   =======

         The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                                                   For the Years Ended December 31,
                                                            -----------------------------------------------
                                                                1998             1997             1996
                                                            --------------    ------------     ------------
Gross profit                                                      38.3%           35.0%           33.5%
Selling, general and administrative expense                       16.4%           17.5%           18.3%
Amortization                                                       0.8%            0.8%            1.2%
Operating income                                                  21.1%           16.6%           14.0%
Interest expense                                                   0.4%            1.9%            2.6%
Provision for income taxes                                         7.7%            5.6%            4.1%
Income from continuing operations before extraordinary
     item                                                         12.9%            9.1%            7.3%
Loss from discontinued operations, net of taxes                     --            (0.6%)          (0.2%)
Gain (loss) from sale of discontinued operations, net of
     taxes                                                         1.4%           (6.7%)            --
Net income                                                        14.4%            1.8%            7.1%


COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET SALES. WinsLoew's consolidated net sales for 1998 increased $19.2 million or 15.7% to $141.4 million, compared to $122.1 million in 1997. The casual product line sales increased by 17.9%, after excluding sales for the Company's wrought iron business sold during 1997. The Company believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 19.8% due to growth in the core business and increased demand from the lodging industry. The RTA product line experienced a sales increase of 58.0% due to increased demand as the Company broadened it's product offering to include additional flat-line products and case goods which allowed the Company to enter new markets.

         GROSS PROFIT. Consolidated gross profit increased $11.4 million in 1998 to $54.1 million compared to $42.7 million in 1997. The casual, contract seating and RTA product lines improved gross profits in 1998 due to greater operating efficiencies, increased sales volumes and improved raw material costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.7 million in 1998, compared to 1997, due to commissions expense and other variable costs related to the increased sales volume in 1998.

         AMORTIZATION. Amortization expense increased $130,000 in 1998, compared to 1997, due to amortization of goodwill related to the Tropic Craft acquisition.

         OPERATING INCOME. As a result of the above, WinsLoew recorded operating income of $29.9 million (21.1% of net sales) in 1998, compared to operating income of $20.3 million (16.6% of net sales) in 1997.

         INTEREST EXPENSE. WinsLoew's interest expense decreased $1.7 million in 1998, compared to 1997. The Company has reduced its debt by $15.0 million from December 31, 1997.

         PROVISION FOR INCOME TAXES. WinsLoew's effective tax rate from continuing operations of 37.4% in 1998 and 38.0% in 1997 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         NET SALES. WinsLoew's consolidated net sales for 1997 increased $4.7 million or 4.0% to $122.1 million, compared to $117.4 million in 1996. The casual product line sales increased by 7.6% after excluding sales for the Company's wrought iron business sold during 1997. The Company believes that due to its high quality and innovative designs, existing retail customers have allocated more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 20.1% due to growth in the core business and increased demand from the lodging industry. The RTA product line experienced a sales decrease of 30.9% due to the loss of a major customer.

         GROSS PROFIT. Consolidated gross profit increased $3.3 million in 1997 to $42.7 million compared to $39.4 million in 1996. The casual and contract seating product lines improved gross profits in 1997 due to greater operating efficiencies, increased sales volumes (after excluding sales for the Company's Lyon Shaw wrought iron business sold in 1997) and improved raw material costs. The RTA product line experienced a 10.0% decrease in gross profit in 1997 due to lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $45,000 in 1997, compared to 1996, due to various cost reduction programs which more than offset commission expense and other variable costs related to the increased sales volume in 1997.

         AMORTIZATION. Amortization expense decreased $452,000 due to the intangible assets that became fully amortized in 1996.

         OPERATING INCOME. As a result of the above, WinsLoew recorded operating income of $20.3 million (16.6% of net sales) in 1997, compared to operating income of $16.5 million (14.0% of net sales) in 1996.

         INTEREST EXPENSE. WinsLoew's interest expense decreased $787,000 in 1997, compared to 1996. The Company reduced its debt by $24.3 million from December 31, 1996 to December 31, 1997.

         PROVISION FOR INCOME TAXES. WinsLoew's effective tax rate from continuing operations of 38.0% in 1997 and 36.1% in 1996 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

SEASONALITY AND QUARTERLY INFORMATION

         The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, and discretionary income, interest rate levels and credit availability.

         Sales of casual products are typically higher in the second quarter and fourth quarters of each year, primarily as a result of the following: (i) high retail demand for casual furniture in the second quarter, preceding the summer months and (ii) the impact of special sales programs on fourth quarter sales. The Company's casual product sales can also be affected by weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products. During the third quarter of 1997, the Company sold its Lyon Shaw wrought iron division (See Note 3 of the Notes to the Consolidated Financial Statements).

         The following table presents the Company's unaudited quarterly data for 1998 and 1997. Such operating results are not necessarily indicative of results for future periods. WinsLoew believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with WinsLoew's Consolidated Financial Statements included elsewhere herein. The following data has been restated to reflect Southern Wood as a continuing operation.


                                                           (In thousands, except per share amounts)

1998 QUARTERS                                       First          Second            Third          Fourth
                                                ------------    ------------    -------------    ------------
Net sales                                         $27,576         $42,892          $36,258         $34,634
Gross profit                                        9,630          16,740           13,527          14,231
Operating income                                    4,871          10,282            6,265           8,464
Interest expense (income)                             333             354              137            (189)
Income from continuing operations                   2,873           6,199            3,791           5,437
Gain on sale of discontinued operations                --              --               --           2,031

Net income                                         $2,873          $6,199           $3,791          $7,468
                                                ============    ============     ============    ============

Basic earnings per share:
   Income from continuing operations(1)             $0.38           $0.83            $0.51           $0.75
   Gain on sale of discontinued
      operations                                       --              --               --            0.27
                                                ------------     -----------    -------------    ------------
   Net income(1)                                    $0.38           $0.83            $0.51           $1.02
                                                ============     ===========    =============    ============
Weighted average shares                             7,535           7,513            7,468           7,296
                                                ============     ===========    =============    ============

Diluted earnings per share:
   Income from continuing operations                $0.37           $0.80            $0.50           $0.73
   Gain on sale of discontinued
      operations                                       --              --               --            0.27
                                                ------------     -----------    -------------    ------------
   Net income                                       $0.37           $0.80            $0.50           $1.00
                                                ============     ===========    =============    ============
Weighted average shares and common share
 equivalents outstanding                            7,683           7,722            7,647           7,453
                                                ============     ===========    =============    ============



1997 QUARTERS                                       First            Second          Third          Fourth
                                                  -----------      ------------    -----------    -----------
Net sales                                          $24,682           $39,854         $29,523        $28,086
Gross profit                                         7,519            15,020          10,073         10,102
Operating income                                     2,592             8,313           4,440          4,950
Interest expense                                       857               645             590            204
Income from continuing operations                    1,047             4,729           2,355          3,030
Loss from discontinued operations                     (229)             (225)            (73)          (191)
Loss on sale of discontinued operations                 --                --              --         (8,200)
Net income (loss)                                     $818            $4,504          $2,282        ($5,361)
                                                  ===========      ============    ===========    ===========

Basic earnings (loss) per share:
   Income from continuing operations(1)              $0.14             $0.63            $0.31         $0.40
   Loss from discontinued operations(1)              (0.03)            (0.03)           (0.01)        (0.03)
   Loss on sale of discontinued operations(1)           --                --              --          (1.09)
                                                  -----------      ------------    -----------    -----------
   Net income (loss)                                 $0.11             $0.60            $0.30        ($0.72)
                                                  ===========      ============    ===========    ===========
Weighted average shares                              7,443             7,456           7,508          7,524
                                                  ===========      ============    ===========    ===========
Diluted earnings (loss) per share:
   Income from continuing operations                 $0.14             $0.63           $0.31          $0.40
   Loss from discontinued
      operations                                     (0.03)            (0.03)          (0.01)        (0.03)
    Loss on sale of discontinued
      operations(1)                                     --                --              --         (1.07)
                                                  -----------      ------------    -----------    -----------
   Net income (loss)(1)                              $0.11             $0.60           $0.30        ($0.70)
                                                  ===========      ============    ===========    ===========
Weighted average shares and common share
 equivalents outstanding                             7,495             7,502           7,602          7,630
                                                  ===========      ============    ===========    ===========

-----------
(1)  Quarter amounts do not add to annual figures due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital to support its debt service, accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. At December 31, 1998, the Company had $25.8 million of working capital and $18.4 million of unused and available funds under its credit facilities.

         The Company has a senior credit facility with a consortium of banks and other institutional lenders. The facility, which matures in February 2001 and is collateralized by substantially all of the assets of the Company, consists of a revolving line of credit, term loan and an acquisition line of credit. The working capital revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. The $12.5 million acquisition line of credit can be used for capital expenditures and purchases of the Company's common stock.

         In June 1996, WinsLoew amended its senior credit facility to provide the Company with a variable amount available under the revolving line of credit (see Note 4 to the Consolidated Financial Statements). Due to the seasonal nature of the casual furniture product line, WinsLoew's cash requirements are usually greater in the first quarter of each year. The June 1996 amendment allows the amount available to fluctuate with the seasonal nature of the Company's business. After the first quarter of each year, the Company's cash requirements from its credit line decline. By use of a variable amount of credit availability, the Company can avoid the cost of an available but unused line of credit. At December 31, 1998, from an available maximum line of credit of $40 million, WinsLoew has elected to set the amount available at $35 million.

         WinsLoew's senior credit facility allows the Company to borrow under its line of credit to purchase shares of the Company's common stock (see Note 5 of Notes to the Consolidated Financial Statements). As of December 31, 1998, there was $6.1 million available for such repurchases.

         CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operations increased to $31.1 million in 1998 primarily due to improved profitability from continuing operations.

         CASH FLOWS FROM INVESTING ACTIVITIES. During 1998, the Company spent $0.9 million on capital expenditures and $9.3 million on the purchase of Tropic Craft (see Note 3 to the Consolidated Financial Statements).

         At December 31, 1998, the Company had no material commitments for capital expenditures.

         CASH FLOWS FROM FINANCING ACTIVITIES. During 1998, The Company used the cash generated by operations to repay $15.0 million of debt and purchase $6.1 million of the Company's common stock (see Note 5 of Notes to the Consolidated Financial Statements).

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

         WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities, and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1998 by entering into foreign currency forward contracts. At December 31, 1998, the Company did not have any forward contracts outstanding. The Company did not incur significant gains or losses from these foreign currency transactions.

         Inflation has not had a significant impact on the Company in the past three years, nor is it expected to have a significant impact in the foreseeable future.

YEAR 2000

         The Company began an assessment of the Year 2000 issue on its systems in mid 1995. Based on the assessment, the Company determined that it was necessary to replace portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. To date, approximately 91% of the Company's continuing operations business critical systems have been remediated and tested at a cost of approximately $0.5 million, which was provided by internally generated funds. This process is projected to be completed by mid to late 1999 at minimal additional cost.

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

         Management believes that it has substantially completed an effective program to resolve the Year 2000 issue in a timely manner. In the event that the Company is unable to complete the program or if the program is not successful, management believes that it has established adequate contingency plans involving manual systems, maintaining increased inventory levels and adjusting staffing levels for it's business critical systems and that such an event would not materially impact the Company's financial position. However, disruptions in the general economy resulting from Year 2000 issues could adversely affect the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 of the Company's Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Ernst & Young LLP, Independent Auditors.......................    27

Consolidated Balance Sheets as of December 31, 1998 and 1997............    28

Consolidated Statements of Income For the Years Ended December 31,
   1998, 1997 and 1996..................................................    29

Consolidated Statements of Stockholders' Equity For the Years
   Ended December 31, 1998, 1997 and 1996...............................    30

Consolidated Statements of Cash Flows For the Years Ended
   December 31, 1998, 1997 and 1996.....................................    31

Notes to Consolidated Financial Statements..............................    32

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

STOCKHOLDERS OF WINSLOEW FURNITURE, INC.

We have audited the accompanying consolidated balance sheets of WinsLoew Furniture, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP

Birmingham, Alabama
January 29, 1999

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)                                December 31,
                                                                         ---------------------------
                                                                           1998              1997
                                                                         ----------        ---------
ASSETS
Cash and cash equivalents                                                $   1,475         $    707
Accounts  receivable,  less  allowances  for  doubtful  accounts  of
   $1,694 and $788 at December 31, 1998 and 1997, respectively              23,647           22,031
Inventories                                                                 12,206           10,433
Prepaid expenses and other current assets                                    4,638            7,409
Net assets of discontinued operations                                           --            1,470
                                                                         ----------        ---------
       Total current assets                                                 41,966           42,050

Net assets of discontinued operations                                           --            4,548
Property, plant and equipment, net                                          13,948           12,023
Goodwill, net                                                               27,176           21,021
Other assets, net                                                            1,463              772
                                                                         ----------        ---------
                                                                           $84,553          $80,414
                                                                         ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                              $47              $515
Accounts payable                                                             4,377             3,395
Other accrued liabilities                                                    9,952             8,203
Net liabilities of discontinued operations                                   1,750                --
                                                                         ----------        ---------
       Total current liabilities                                            16,126            12,113

Long-term debt, net of current portion                                       1,400            15,908
Deferred income taxes                                                          801             1,367
                                                                         ----------        ---------
       Total liabilities                                                    18,327            29,388
                                                                         ----------        ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred  stock, par value $.0l per share, 5,000,000 shares
   authorized, none issued                                                      --                --
Common stock -- par value $.0l per share, 20,000,000 shares authorized,
   7,294,408 and 7,526,508 shares issued and
   outstanding at December 31, 1998 and 1997, respectively                      73                75
Additional paid-in capital                                                  19,797            24,926
Retained earnings                                                           46,356            26,025
                                                                         ----------        ---------
Total stockholders' equity                                                  66,226            51,026
                                                                         ----------        ---------
                                                                           $84,553           $80,414
                                                                         ==========        =========


                            See accompanying notes.

                    WINSLOEW FURNITURE, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



(In thousands except per share amounts)                        Year Ended December 31,
                                                      ----------------------------------------
                                                        1998          1997            1996
                                                      ---------    ----------     ---------

Net sales                                             $ 141,360     $ 122,145      $ 117,405
Cost of sales                                            87,232        79,431         78,029
                                                      ---------    ----------     ----------
     Gross profit                                        54,128        42,714         39,376
Selling, general and administrative expenses             23,124        21,427         21,472
Amortization                                              1,122           992          1,444
                                                      ---------    ----------     ----------
     Operating income                                    29,882        20,295         16,460
Interest expense                                            635         2,296          3,083
                                                      ---------    ----------     ----------
     Income from continuing operations before
       income taxes                                      29,247        17,999         13,377
Provision for income taxes                               10,947         6,838          4,834
                                                      ---------    ----------     ----------
     Income from continuing operations                   18,300        11,161          8,543
Loss from discontinued operations,
       net of taxes                                          --          (718)          (259)
Gain (loss) from sale of discontinued operations,
       net of taxes                                       2,031        (8,200)            --
                                                      ---------    ----------     ----------
     Net income                                       $  20,331     $   2,243      $   8,284
                                                      =========    ==========     ==========
Basic earnings (loss) per share:
   Income from continuing operations                  $    2.46     $    1.49      $    0.98
   Loss from discontinued operations,
       net of taxes                                          --         (0.09)         (0.03)
   Gain (loss) from sale of discontinued
       operations, net of taxes                            0.27         (1.10)            --
                                                      ---------    ----------     ----------
     Net income                                       $    2.73     $    0.30      $    0.95
                                                      =========    ==========     ==========
   Weighted average number of shares                      7,450         7,484          8,724
                                                      =========    ==========     ==========
Diluted earnings (loss) per share:
   Income from continuing operations                  $    2.40     $    1.48      $    0.98
   Loss from discontinued operations,
       net of taxes                                          --         (0.10)         (0.03)
   Gain (loss) from sale of discontinued
       operations, net of taxes                            0.27         (1.08)            --
                                                      ---------    ----------     ----------
     Net income                                       $    2.67     $    0.30      $    0.95
                                                      =========    ==========     ==========
   Weighted average number of shares and
       common stock equivalents                           7,624         7,563          8,730
                                                      =========    ==========     ==========




                            See accompanying notes.

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



(In Thousands Except Share Amounts)                 Common Stock           Additional
                                                 --------------------       Paid-in        Retained
                                                 Shares        Amount        Capital       Eearnings      Total
                                                --------       ------      ----------     ----------      -----

BALANCE, DECEMBER 31, 1995                8,967,112           $   90      $   37,640      $   15,498     $   53,228

Exercise of stock options                    25,100               --             187              --            187
Repurchase and cancellation of stock       (576,925)              (6)         (3,958)             --         (3,964)
Repurchase and cancellation of stock
     from affiliated company               (933,504)              (9)         (9,326)             --         (9,335)
Net income                                       --               --              --           8,284          8,284
                                          ---------           ------      ----------      ----------     ----------
BALANCE, DECEMBER 31, 1996                7,481,783               75          24,543          23,782         48,400

Exercise of stock options                    94,725                1             872              --            873
Repurchase and cancellation of stock        (50,000)              (1)           (489)             --           (490)
Net income                                       --               --              --           2,243          2,243
                                          ---------           ------      ----------      ----------     ----------
BALANCE, DECEMBER 31, 1997                7,526,508               75          24,926          26,025         51,026

Exercise of stock options                    63,900                1             924              --            925
Repurchase and cancellation of stock       (296,000)              (3)         (6,053)             --         (6,056)
Net income                                       --               --              --          20,331         20,331
                                          ---------           ------      ----------      ----------     ----------
BALANCE, DECEMBER 31, 1998                7,294,408           $   73      $   19,797      $   46,356     $   66,226
                                          =========           ======      ==========      ==========     ==========



                            See accompanying notes.

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                            Year Ended December 31,
                                                                                   ------------------------------------
                                                                                     1998          1997          1996
                                                                                   --------     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $ 20,331      $  2,243      $  8,284
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                      2,618         2,634         2,979
   Provision for losses on accounts receivable                                        1,331            42         1,759
   Change in net assets held for sale                                                 6,743        14,710         1,591
   Changes in operating assets and liabilities,
       net of effects from acquisitions and dispositions:
     Accounts receivable                                                             (2,210)        1,875          (617)
     Inventories                                                                     (1,164)        1,182           288
     Prepaid expenses and other current assets                                        2,779        (3,871)           50
     Other assets                                                                       843           691          (144)
     Accounts payable                                                                   792          (591)        1,841
     Other accrued liabilities                                                         (357)        3,386          (497)
     Deferred income taxes                                                             (566)         (310)          690
                                                                                   --------      --------      --------
     Total adjustments                                                               10,809        19,748         7,940
                                                                                   --------      --------      --------
       Net cash provided by operating activities                                     31,140        21,991        16,224
                                                                                   --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of disposals                                              (942)         (425)       (1,351)
   Proceeds from disposition of business                                                 --         2,119            --
   Investment in subsidiary                                                          (9,323)           --            --
                                                                                   --------      --------      --------
       Net cash provided by (used in) investing activities                          (10,265)        1,694        (1,351)
                                                                                   --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving credit agreements                                   (10,837)      (19,872)          (65)
   Payments on long-term debt                                                        (4,139)       (4,386)       (4,225)
   Proceeds from issuance of common stock, net                                          925           873           187
   Repurchase and cancellation of stock                                              (6,056)         (490)       (3,964)
   Repurchase and cancellation of stock from affiliated company                          --            --        (9,335)
   Proceeds front issuance of long-term debt                                             --            --         3,030
                                                                                   --------      --------      --------
       Net cash used in financing activities                                        (20,107)      (23,875)      (14,372)
                                                                                   --------      --------      --------
       Net increase (decrease) in cash and cash equivalents                             768          (190)          501
Cash and cash equivalents at beginning of year                                          707           897           396
                                                                                   --------      --------      --------
Cash and cash equivalents at end of year                                           $  1,475      $    707      $    897
                                                                                   ========      ========      ========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                   $    695      $  2,318      $  3,296
   Income taxes paid                                                               $  9,579      $  6,048      $  3,937
                                                                                   ========      ========      ========
   Investing activities included the acquisition of Tropic Craft in 1998.
   Assets acquired, liabilities assumed and consideration paid was as follows:
   Fair value of assets acquired                                                   $ 10,078
   Cash acquired                                                                        (43)
   Liabilities assumed                                                                 (712)
                                                                                   --------
                                                                                   $  9,323
                                                                                   ========



                            See accompanying notes.

WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of WinsLoew Furniture, Inc. ("WinsLoew") and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

BUSINESS

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual, contract seating and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a customer base which includes architectural design firms, restaurant and lodging chains. WinsLoew's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.

CASH AND CASH EQUIVALENTS

The Company classifies as cash and cash equivalents all highly liquid investments which have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company's cash balance at December 31, 1998 includes $1.0 million in an escrow account pending final purchase price adjustments related to the sale of a discontinued operation (see Note 2).

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

GOODWILL

Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisition. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If the review, using undiscounted cash flows over the remaining amortization period, indicates that the cost of goodwill will not be recoverable, the Company's carrying value are reduced.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

The numerators for the earnings per share calculation are set forth on the face of the accompanying income statements. The only difference between the denominator for the basic and dilutive calculations are the number of shares added to basic for the dilutive effect of employee stock options.

REVENUE RECOGNITION

Sales are recorded at time of shipment from the Company's facilities to customers.

USE OF ESTIMATES

The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results could differ from those estimates.

ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations to account for its stock option plan. Under provisions of APB No. 25, no compensation expense has been recognized for stock option grants.

FOREIGN CURRENCY FORWARD CONTRACTS

The Company has exposure to losses which may result from settlement of certain raw materials purchases denominated in a foreign currency. To reduce this exposure, the Company has entered into forward contracts to buy foreign currency. These forward contracts are accounted for as hedges, therefore, gains and losses from settlement of the forward contracts are used to offset gains and losses from settlement of the liability for the purchased raw materials. Gains and losses are recognized in the same period in which gains or losses from the raw material purchases are recognized. The Company is exposed to losses on the forward contracts in the event it does not purchase the raw materials, however, the Company does not anticipate this event.

At December 31, 1998 the Company did not have any forward contracts outstanding. There were no significant deferred gains or (losses) and actual gains (losses) included in cost of sales were ($12,000), $30,000 and $15,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The standard establishes principles for the disclosure of information about operating segments in financial statements. The adoption did not have any effect on the Company's primary financial statements, but did effect the disclosure of segment information contained in Note 9.

2. DISCONTINUED OPERATIONS

During 1997 the Company adopted a plan to dispose of its RTA operations. WinsLoew's RTA products included ergonomically-designed computer workstations, which the Company denoted as "space savers", promotionally-priced coffee and end tables, wall units and rolling carts and an extensive line of futons, futon frames and related accessories. Distribution of RTA furniture products was primarily through mass merchandisers, catalogue wholesalers and specialty retailers. As a result of this decision, the Company recorded a pre-tax non-cash charge totaling $12.4 million ($8.2 million net of taxes) in the fourth quarter of 1997 relating to the disposal of the RTA operations. The charge can be summarized as follows:

    Write-off of goodwill in connection with sale of assets      $ 3,902,000
    Reduction of inventory value                                   2,791,000
    Reduction of property to net realizable value                  2,067,000
    Reduction of accounts receivable value                         1,390,000
    Other liabilities / reserves                                   1,050,000
    Accrual for losses through disposition                         1,200,000
                                                              ==============
    Total                                                        $12,400,000
                                                              ==============

The Company planned to sell two of the businesses and liquidate the assets related to the futon business. During 1998 the Company sold one of the businesses, completed the liquidation of the futon business and decided to retain its Southern Wood business due to improved profitability.

As a condition of the sale mentioned above, WinsLoew is required to hold in escrow $1.0 million of the sales proceeds to provide indemnification to the purchaser for claims arising from the date of purchase to December 31, 1999.

The operating results of the discontinued operations are summarized as follows (dollars in thousands, except for per share amounts):

                                                     For the Years Ended December 31,
                                         ---------------------------------------------------------
                                              1998                1997                 1996
                                         ----------------    ---------------      ----------------

Net sales                                  $   4,432           $  15,921            $  26,574
Income before taxes                               --              (1,178)                (385)
Net loss                                          --                (718)                (259)
Net loss per share - diluted               $      --              ($0.10)              ($0.03)


The net assets of the discontinued operations at December 31, 1998 and 1997 are as follows:

(In thousands)                                     1998                1997
                                              -------------        ------------
Current assets                                  $      --          $    3,449
Current liabilities, including reserve
   for estimated losses through
   disposal date                                   (1,750)             (1,979)
                                              =============        ============
Net assets/liabilities of discontinued
   operations, current                            ($1,750)         $    1,470
                                              =============        ============

Property, net                                   $      --          $      478
Goodwill, net                                          --               4,018
Other assets                                           --                  52
                                              =============        ============
Net assets of discontinued
   operations, non-current                      $      --          $    4,548
                                              =============        ============

The total assets and liabilities of the subsequently retained Southern Wood operation for the period classified as a discontinued operation were $4.0 million and $1.1 million, respectively, at December 31, 1997.

The operating results of the subsequently retained Southern Wood operation for each of the years the operation was reported as a discontinued operation are summarized as follows (dollars in thousands, except for per share amounts):

                                                     For the Years Ended December 31,
                                         ---------------------------------------------------------
                                              1998                1997                 1996
                                         ----------------    ---------------      ----------------

Net sales                                  $   11,689          $    7,396           $   10,710
Income before taxes                             1,004                 399                   30
Net income                                        611                 247                   18
Net income per share - diluted             $     0.08          $     0.03           $       --


During 1998, the Company recorded pre-tax income from the disposition of discontinued operations totaling $3.2 million ($2.0 million net of taxes). The components are as follows:

Reversal of reserves related to Southern Wood             $   2,425,000
Gain on liquidation of Futon operations                       1,857,000
Loss on sale of remaining RTA operation                      (1,093,000)
                                                        ---------------
Total                                                     $   3,189,000
                                                        ===============

As a result of the Board's decision to retain Southern Wood, the consolidated financial statements for 1997 and 1996 have been reclassified to reflect the results of operations and assets and liabilities, net of reserves for discontinued operations, of Southern Wood as a continuing operation.

3.  ACQUISITION AND DISPOSITION

During the third quarter of 1997 the Company disposed of certain assets of its wrought iron business in the casual furniture product line. The sale generated proceeds of $2.1 million. This business accounted for net sales of $5.7 million and $11.0 million in the years ended December 31, 1997 and 1996, respectively. The operating income of this business was not material to consolidated operating income. During the third quarter of 1997, the Company recorded approximately $230,000 of costs associated with the sale in selling, general and administrative expenses.

In June 1998, the Company purchased all of the stock of Villella, Inc. d/b/a Tropic Craft Aluminum Furniture Manufacturers ("Tropic Craft") for $9.3 million. In addition, the seller will be entitled to receive a contingent purchase price payment of up to $1.0 million upon achievement of targeted earning performance with respect to the years ending June 30, 1999 and June 30, 2000. Tropic Craft is engaged in the design and manufacture of contract casual furniture. The acquisition resulted in goodwill of $6.9 million. Funds for the acquisition were provided under WinsLoew's credit facility. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Tropic Craft have been included in the consolidated operating results since the date of acquisition.

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

(In thousands, except per share amounts)

                                           For the Years Ended December 31,
                                        ---------------------------------------
                                               1998                  1997
                                        -----------------     -----------------
Net sales                                     $144,752              $127,108
Income from continuing
   operations                                  $18,946               $11,298
Net income                                     $20,977                $2,380
Income from continuing
   operations per share - diluted                $2.49                 $1.49
Net income per share - diluted                   $2.76                 $0.32

4.  LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1998 and 1997:

(In thousands)                                  1998                1997
                                           ----------------    ----------------

Revolving line of credit                         $1,400              $1,546
Term loan                                            --               2,287
Acquisition line of credit                           --              12,500
Other                                                47                  90
                                              ----------           ---------
                                                  1,447              16,423
Less: current portion                                47                 515
                                             ----------           ---------
                                                 $1,400             $15,908
                                             ==========           =========

SENIOR CREDIT FACILITIES

The Company's senior credit facility, as amended, provides for $62.5 million which matures in February 2001, and is collateralized by substantially all of the assets of the Company. The facility consists of a working capital revolving line of credit (maximum of $40 million), a term loan (originally $10 million) and an acquisition line of credit (maximum of $12.5 million). The working capital revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. The term loan requires quarterly repayments. The acquisition line of credit converts to a term loan with principal payments due in quarterly installments. Additionally, a payment equal to 50% of cash flow, as defined, is required for each year within 90 days of year-end. WinsLoew's amended senior credit facility provides the Company with a variable amount available under the revolving line of credit. Effective each June 30, the maximum amount available under its revolving line of credit is $20 million. The Company may, at its option, elect to increase the revolving line of credit at each December 31 through the following June 30 to a maximum of $40 million. As of December 31, 1998, WinsLoew elected to increase the revolving line of credit to $35 million.

The WinsLoew's senior credit facility allows the Company to borrow up to $10 million under its line of credit to purchase shares of the Company's common stock (see Note 5 below). At December 31, 1998 there was $6.1 million available for this purpose.

The interest rates on the components of the senior credit facility are either the base rate plus a spread, or the LIBOR rate plus a spread, as elected by the Company. The spread is determined by the leverage ratio, as defined, for the twelve month period ending each quarter. At December 31, 1998, the loans are priced at the base rate plus 0.25% (8.25% at December 31, 1998). If any LIBOR loans been outstanding at December 31, 1998 they would have been priced at the LIBOR rate plus 1.25%. In addition, WinsLoew pays an unused facility fee of
 .375% per annum on a quarterly basis in arrears.

The agreement requires the Company to meet certain financial ratios for leverage, interest coverage, tangible net worth and includes other provisions generally common in such agreements including restrictions on dividends, additional indebtedness and capital expenditures. At December 31, 1998, the Company was in compliance with its debt covenants. The carrying value of the revolving line of credit approximated its fair value at December 31, 1998.

5.  CAPITAL STOCK

On January 23, 1998, the Board approved a plan authorizing the repurchase of 1,000,000 shares of the Company's stock in the open market at times and prices deemed advantageous. During 1998, the Company retired 296,000 shares of common stock purchased for $6.1 million. Subsequent to December 31, 1998 the Company has purchased 92,500 shares at a cost of $2.6 million. Currently, under the Board approved repurchase plan, there are 611,500 shares available for repurchase.

6.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                                    For the Years Ended December 31,
                                         --------------------------------------------------------
(in thousands)                                1998                1997                 1996
                                         ----------------    ---------------      ----------------
Provision for taxes related to
   continuing operations                    $ 10,947             $  6,838           $  4,834
Benefit for taxes related to
   discontinued operations                      (375)                  --               (126)
Provision (benefit) for taxes related
to loss on sale of discontinued
operations
                                               1,158                (4,200)               --
                                            ========              ========          ========
Total provision for taxes                   $ 12,105              $  2,263          $  4,708
                                            ========              ========          ========




                                                    For the Years Ended December 31,
                                         --------------------------------------------------------
(in thousands)                                1998                1997                 1996
                                         ----------------    ----------------     ---------------
Federal:
   Current                                       $10,128              $3,985              $4,478
   Deferred                                          856              (1,936)               (251)
State:
   Current                                           989                 496                 542
   Deferred                                          132                (282)                (61)
                                          ----------------    ----------------    ----------------
                                                 $12,105              $2,263              $4,708
                                         ================    ================     ================



At December 31, 1998 and 1997, deferred tax assets and liabilities consisted of the following:

(in thousands)
                                                                        1998                 1997
                                                                   ----------------     ---------------
Deferred tax assets:
   Capitalized inventory costs                                               $ 173               $ 415
   Reserves and accruals                                                     2,894               3,660
   State net operating loss carryforwards                                      304                 344
                                                                   ----------------     ---------------
Deferred tax assets                                                          3,371               4,419
                                                                   ----------------     ---------------
Deferred tax liabilities:
   Intangible asset basis difference                                          (191)                (98)
   Excess of tax over book depreciation                                       (611)             (1,194)
   Prepaid expenses                                                            (94)                (93)
   Other                                                                      (504)                (75)
                                                                   ----------------     ---------------
   Deferred tax liabilities                                                 (1,400)             (1,460)
                                                                   ================     ===============
Deferred income taxes, net                                                  $1,971              $2,959
                                                                   ================     ===============



                                                                        1998                 1997
                                                                   ----------------     ---------------
Included in:
   Other current assets/liabilities                                         $2,772              $4,326
   Deferred income taxes                                                      (801)             (1,367)
                                                                   ================     ===============
                                                                            $1,971              $2,959
                                                                   ================     ===============


The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:

                                              For the Years Ended December 31,
                                         -------------------------------------------
                                            1998            1997            1996
                                         -----------     -----------     -----------
Federal income tax rate                       35.0%           34.0%           34.0%
State income taxes                             3.4%            4.7%            2.2%
Goodwill amortization                          2.1%            9.3%            2.0%
Other                                         (3.4%)           2.2%           (2.0%)
                                         ===========      ==========     ===========
Effective tax rate                            37.1%           50.2%           36.2%
                                         ===========      ==========     ===========


7.  RELATED PARTY TRANSACTIONS

In October 1994, WinsLoew entered into a ten-year agreement (the "Investment Services Agreement") with Trivest, Inc. ("Trivest"). Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation is $500,000, subject to cost of living increases and increases for additional businesses acquired. For 1998, 1997 and 1996, the amount expensed was $641,000, $628,000 and $604,000, respectively. In 1996, the Company retired 933,504 shares of its common stock purchased from an affiliated company at $10 per share.

8.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain office space, manufacturing facilities and various items of equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on various measures of inflation. Rental expense amounted to approximately $830,000, $769,000, and $792,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Operating lease agreements in effect at December 31, 1998, have the following remaining minimum payment obligations:

(In thousands)

1999                                                $765
2000                                                 740
2001                                                 744
2002                                                 714
2003                                                 306
2004 - 2007                                          757

EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain employees. The agreements provide for minimum salary levels and bonuses based on a percentage of pre-tax operating income, as defined in the agreements.

EMPLOYEE BENEFIT PLANS

The Company has an employee benefit plan established under the provisions of
Section 401(k) of the Internal Revenue Code. Full-time employees who meet various eligibility requirements may voluntarily participate in the plan. The plan provides for voluntary employee contributions through salary reduction, as well as discretionary employer contributions. Company contributions were $161,000 and $143,000 in 1998 and 1997, respectively.

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

Pro forma net income and earnings per share have been determined as if the Company had accounted for its employee stock options as compensation expense based on their fair value. Fair value was estimated at the date of grant using a Black-Scholes option pricing model for 1998, 1997 and 1996 assuming a risk-free interest rate of 4.83%, 6.45% and 6.2% for 1998, 1997 and 1996, respectively, a volatility factor for the Company's common stock of .608, .411 and .532 in 1998, 1997 and 1996, respectively and a weighted-average expected life of the options of six years. The pro forma information is not likely to be representative of the effects of options on pro forma net income in future years because the Company is required to include only options granted since 1994 in the pro forma information.

                                                         For the Years Ended December 31,
                                                ----------------------------------------------------
                                                    1998                1997               1996
                                                --------------     ---------------    ----------------
(In thousands)
Pro forma net income                                  $20,035              $2,068              $8,198
                                                ==============     ===============    ================
Pro forma income (loss) per share, diluted:
   Income from continuing operations                  $  2.36               $ 1.45             $ 0.97
   Loss from discontinued operations,
       net of taxes                                        --                (0.09)             (0.03)
   Gain (loss) from sale of discontinued
       operations, net of taxes                          0.27                (1.08)                --
                                                ==============     ===============    ================
   Net income                                         $  2.63               $ 0.28             $ 0.94
                                                ==============     ===============    ================


Information with respect to WinsLoew's Plan is as follows:


                                                    1998
                                     -----------------------------------
                                                      Weighted Average
                                                       Exercise Price
                                        Options             Price               1997                1996
                                     ---------------  ------------------   ----------------   -----------------

Options outstanding at January 1             784,850       $      9.19            671,550            738,450
Granted                                       40,000       $     20.62            250,000             25,000
Exercised                                    (63,900)      $      8.25            (94,725)           (25,100)
Canceled                                     (18,050)      $      9.29            (41,975)           (66,800)
                                        ------------                          ============       ============
Options outstanding at December 31           742,900       $      9.89            784,850            671,550
                                        ============                          ============       ============
Exercise prices per share               $5.88-$23.44                          $5.88-$16.06       $5.88-$11.63
Options exercisable at December 31           422,060       $      9.20             407,100            480,400
                                        ============                          ============       ============
Options available for grant at
     December 31                             573,375                               595,325            803,350
                                        ============                          ============       ============


Information with regard to options outstanding and exercise price at December 31 is as follows:

                                                                                       Options Exercisable
                                                                                       at December 31, 1998
                                                                                      ----------------------
                                                                         Weighted
                      Weighted                                           Average
                       Average           Options Outstanding            Remaining                  Weighted
                      Exercise    -----------------------------------     Life                     Average
   Exercise Price      Price        1998        1997         1996      at 12/31/98     Shares       Price
-------------------  -----------  ----------  ----------  -----------  -------------  ----------  ----------
  $5.88 - $6.67           $6.16     255,800     291,850      356,250         6.1       160,240       $6.20
       8.66                8.66       8,200      10,250       10,250         6.2         4,920        8.66
  10.00 - 10.50           10.35     240,900     284,750      158,550         7.3       104,900       10.16
  11.13 - 11.63           11.56     163,000     163,000      146,500         5.4       145,000       11.61
      12.63               12.63      20,000      20,000           --         8.6         4,000       12.63
      16.06               16.06      15,000      15,000           --         8.9         3,000       16.06
      17.00               17.00      17,500          --           --         9.0            --          --
      23.44               23.44      22,500          --           --         9.4            --          --
                                  ==========  ==========  ===========               ==========
      Total                9.89     742,900     784,850      671,550         7.0       422,060        9.20
                                  ==========  ==========  ===========               ==========


The estimated weighted average fair value of options granted in 1998 is $12.51 per option. The weighted average remaining contractual life for options granted in 1998 is 9.3 years.

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

9. OPERATING SEGMENTS

The Company has three segments organized and managed based on the products sold. These reportable segments are described in Note 1.

The Company evaluates performance and allocates resources based on gross profit. The accounting policies are the same as those described in the summary of significant accounting policies. There are no intersegment sales/transfers. Export revenues are not material.

                                                           For the Years Ended December 31,
                                                -------------------------------------------------------
                                                    1998                1997                1996
                                                --------------     ---------------    -----------------
(In thousands)

REVENUES:
Casual products                                  $     59,733       $      56,363      $        58,066
Contract seating products                              69,938              58,386               48,629
Ready to assemble products                             11,689               7,396               10,710
                                                --------------     ---------------    -----------------
        Total revenues                           $    141,360       $     122,145      $       117,405
                                                ==============     ===============    =================

SEGMENT GROSS PROFIT:
Casual products                                  $     28,227       $      24,164      $        23,812
Contract seating products                              23,439              17,256               14,126
Ready to assemble products                              2,462               1,294                1,438
                                                --------------     ---------------    -----------------
         Total segment gross profit                    54,128              42,714               39,376
Reconciling items:
Selling and general and administrative
   expenses                                            23,124              21,427               21,472
Amortization                                            1,122                 992                1,444
                                                --------------     ---------------    -----------------
Operating income                                       29,882              20,295               16,460
Interest expense, net                                     635               2,296                3,083
                                                --------------     ---------------    -----------------
 Income from continuing operations before
   income taxes                                   $    29,247        $     17,999       $       13,377
                                                ==============     ===============    =================
DEPRECIATION AND AMORTIZATION:
Casual products                                        $1,550              $1,532               $1,956
Contract seating products                                 425                 411                  360
Ready to assemble products                                309                 341                  349
                                                --------------     ---------------    -----------------
       Total                                            2,284               2,284                2,665
Reconciling items:
Corporate                                                 334                 350                  314
                                                --------------     ---------------    -----------------
Total depreciation and amortization               $     2,618         $     2,634        $       2,979
                                                ==============     ===============    =================

                                                           For the Years Ended December 31,
                                                -----------------------------------------------------
                                                    1998                1997                1996
                                                --------------     ---------------    ---------------
EXPENDITURES  FOR (DISPOSAL OF) LONG LIVED
   ASSETS, NET:
Casual products                                     $    (24)         $     790           $    629

Contract seating products
                                                         129                236                162
Ready to assemble products
                                                         103               (576)                61
                                                --------------     ---------------    ---------------
       Total                                             208                450                852
Reconciling items:
Corporate                                                734                (25)               499
                                                --------------     ---------------    ---------------
Total  expenditures for long lived assets,
   net                                              $    942           $    425           $  1,351
                                                ==============     ===============    ===============

SEGMENT ASSETS:
Casual products                                     $ 51,880           $ 41,964           $ 48,086
Contract seating products                             23,486             21,836             22,372
Ready to assemble products                             6,496              3,974              6,246
        Total                                         81,862             67,774             76,704
Reconciling items:
Corporate                                              2,691              6,622              2,518
Assets held for sale                                      --              6,018             20,728
                                                --------------     ---------------    ---------------
Total consolidated assets                           $ 84,553           $ 80,414           $ 99,950
                                                ==============     ===============    ===============




The Company has one contract seating customer that accounted for 17%, 16% and 10% of consolidated revenues in the years ended December 31, 1998, 1997 and 1996, respectively.

10.  SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

                                                       December 31,
                                         ------------------------------------
                                              1998                1997
                                         ----------------    ----------------
(In thousands)

Inventories:

Raw materials                               $      9,288        $      8,146
Work in process                                    1,521               1,089
Finished goods                                     1,397               1,198
                                         ----------------    ----------------
                                            $     12,206        $     10,433
                                         ================    ================

                                                     December 31,
                                         ------------------------------------
                                              1998                1997
                                         ----------------    ----------------
(In thousands)
Property, plant and equipment:

Land                                              $2,628           $1,834
Building and improvements                         10,838            9,273
Manufacturing equipment                            9,464            9,146
Office equipment                                   1,953            1,776
Construction in progress                              81               74
Vehicles                                             176              141
                                         ----------------    ---------------
                                                  25,140           22,244
Accumulated depreciation                         (11,192)         (10,221)
                                         ----------------    ---------------
                                                 $13,948          $12,023
                                         ================    ===============

Other accrued liabilities:

Compensation, commissions and
   employee benefits                              $3,063           $2,324
Customer deposits                                  1,749            1,559
Income taxes                                       1,546              971
Interest                                              24               88
Other                                              3,570            3,261
                                         ----------------    ---------------
                                                  $9,952           $8,203
                                         ================    ===============

Depreciation expense for continuing operations was $1,496,000, $1,642,000, and $1,535,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Accumulated amortization at December 31, 1998 and 1997 related to goodwill was $6,348,000 and $5,564,000, respectively. Accumulated amortization at December 31, 1998 and 1997 related to other intangible assets was $1,110,000 and $773,000, respectively.

11.  SUBSEQUENT EVENTS

In January 1999, the Company entered into a non-binding letter of intent (the "letter") to pursue a potential merger in which the Company's public shareholders would receive $30.00 per share in cash. The purchasing entity would be formed by the Chairman of the Board of Directors and other members of management. A Special Committee of the Company's Board of Directors was established to review the proposal and it has recommended the letter.

The letter permits the Company to solicit and consider superior proposals subject to the payment of a termination fee to the management group upon the acceptance of another offer. The proposed merger is subject to, among other things, approval by the Company's shareholders and the Special Committee. Accordingly, there can be no assurance that the merger will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No events nor occurrences required to be disclosed in this Item 9 have occurred.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

                Name                     Age               Position
--------------------------------         ---     ------------------------------
Earl W. Powell...................         60     Chairman of the Board
Bobby Tesney.....................         54     President, Chief Executive Officer and Director
R. Craig Watts...................         45     Executive Vice President -- Contract Seating
Stephen C. Hess..................         50     Executive Vice President  -- Casual Furniture
Vincent A. Tortorici, Jr.........         45     Vice President and Chief Financial Officer
Jerry C. Camp....................         33     Vice President -- Operations
William F. Kaczynski, Jr.........         39     Director
Phillip T. George, M.D...........         59     Director
Peter W. Klein...................         43     Director
William H. Allen, Jr.............         63     Director
Sherwood M. Weiser...............         68     Director
M. Miller Gorrie.................         63     Director
James S. Smith...................         70     Director
Henry C. Cheek...................         73     Director

         The Company was formed in September 1994, and in December 1994 the Company merged with each of Winston and Loewenstein. Each of the Company's directors and executive officers were also directors or officers of Winston and/or Loewenstein, as described below. Prior to the merger, each of Winston and Loewenstein were publicly held corporations whose common stock traded on the Nasdaq National Market.

         Mr. Powell, Chairman of the Board of the Company since October 1994, serves as President and Chief Executive Officer of Trivest, Inc. ("Trivest"), which is a private investment firm specializing in management services and acquisitions, dispositions and leveraged buyouts, which was formed by Messrs. Powell and George in 1981. Trivest is an affiliate of the Trivest Partnerships and Trivest Manager. Mr. Powell has also served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"), since founding that company in February 1984, as Chief Executive of Atlantis from its organization until February 1995 and as President of Atlantis from November 1993 to February 1995. Mr. Powell has served as Chairman of the Board of Biscayne Apparel, Inc., a company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"), since October 1985 and presently serves as Chief Executive Officer of Biscayne. The common stock of Biscayne is quoted on the NASD OTC Bulletin Board. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February 1999. Mr. Powell also served as Chairman of the Board of Winston from December 1988 to December 1994, Chairman of the Board of Loewenstein from February 1985 to December 1994 and as Loewenstein's President and Chief Executive Officer from May 1994 to December 1994. From 1971 until 1985, Mr. Powell was a partner with KPMG Peat Marwick, Certified Public Accountants ("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.

         Mr. Tesney, President, Chief Executive Officer and a director of the Company since October 1994, served as President, Chief Executive Officer and a director of Winston from December 1993 to December 1994, General Manager of Winston from 1985 to December 1993 and as Senior Vice President-Operations of Winston from January to December 1993. Mr. Tesney also served as Vice President of Winston from 1979 until January 1992.

         Mr. Watts, Executive Vice President-Contract Seating of the Company since October 1994, served as a director of Loewenstein from December 1990 to December 1994, and was appointed Loewenstein's Executive Vice President-Contract Seating in May 1993, after serving as Vice President since May 1991. Mr. Watts also serves as the President and Chief Operating Officer of the Company's Loewenstein and Gregson divisions, and has served in a number of management positions since joining Loewenstein in April 1981.

         Mr. Hess, the Company's Executive Vice President-Casual Furniture since October 1994, served as Winston's Executive Vice President from December 1993 to December 1994, Winston's Senior Vice President-Marketing and Sales from January 1992 to September 1993, and as Winston's Vice President-Marketing and Sales from January 1983 until January 1992.

         Mr. Tortorici, the Company's Vice President and Chief Financial Officer since October 1994, served as Winston's Vice President-Finance and Administration and Chief Financial Officer from March 1988 to December 1994. Mr. Tortorici is a certified public accountant and was employed by Arthur Andersen & Co. from 1976 until March 1988.

         Mr. Camp, the Company's Vice President - Operations since September 1998, served as the Company's Director of Safety, Environmental and Human Resources from October 1994 to September 1998, served as Director of Engineering at Winston from September 1988 to October 1994, and served in various other capacities with Winston, including Project Engineer, from May 1984 to September 1988.

         Mr. Kaczynski was elected director of the Company in January 1998. Mr. Kaczynski has served as an executive officer of Trivest since January 1998 and is presently a Managing Director. From July 1996 until December 1997, he was Chief Financial Officer of WebSite Management Company, Inc. d/b/a FlashNet Communications, an Internet service provider. From May 1994 until July 1996, he was Chief Financial Officer of Colorado Mountain Express, Inc., an airport transportation company. Prior to that he was with Heller Financial, Inc. from 1986 until 1994, most recently as Senior Vice President-Corporate Finance Group, Dallas, Texas.

         Dr. George, a director of the Company since October 1994, served as a director of Winston from October 1989 to December 1994 and as a director of Loewenstein from February 1985 to December 1994. Dr. George also serves as the Vice Chairman of the Board of Trivest, the Vice Chairman of the Board and Chairman of the Executive Committee of the Board of Directors of Atlantis, and as a Director of Biscayne. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February 1999. Dr. George's executive position with Trivest has been his principal occupation since retiring from the private practice of plastic and reconstructive surgery in February 1986.

         Mr. Klein, a director of the Company since October 1994, served as a director of Winston from December 1988 to December 1994 and as a director of Loewenstein from May 1993 to December 1994. Mr. Klein has served as an executive officer of Trivest since May 1986 and is presently a Managing Director and the General Counsel of Trivest. Prior to joining Trivest, Mr. Klein practiced law in Chicago, Illinois and Cleveland, Ohio.

         Mr. Allen, a director of the Company since October 1994, served as a director of Loewenstein from September 1993 to December 1994. Mr. Allen serves as Vice Chairman of NationsBank Florida, and served as Chairman of the Board and Chief Executive Officer of Intercontinental Bank, a Nasdaq National Market company headquartered in Miami, Florida, since April 1987 until its merger with NationsBank South in December 1994. Mr. Allen also serves as a director of American Bankers Insurance Group, a New York Stock Exchange company headquartered in Miami, Florida, and Decorator Industries, Inc., traded on the American Stock Exchange, headquartered in Hollywood, Florida.

         Mr. Weiser, a director of the Company since October 1994, has been, since 1970, the Chairman of the Board, President and Chief Executive Officer of CHC International, Inc., a leading hotel and casino development and management company that does business as "Carnival Hotels and Casinos," and its predecessors. Mr. Weiser also serves as a director of Carnival Corporation, a cruise line traded on the New York Stock Exchange, Wyndam International, Inc., traded as a paired share real estate investment trust on the New York Stock Exchange, and Mellon United National Bank, a New York Stock Exchange company.

         Mr. Gorrie, a director of the Company since October 1994, served as a director of Winston from February 1993 to December 1994 and from May 1986 to December 1988. Mr. Gorrie has been Chairman of Brasfield & Gorrie General Contractor, Inc., a diversified general contractor based in Birmingham, Alabama, since 1964. Mr. Gorrie is a director of Colonial Properties Trust, a real estate investment trust traded on the New York Stock Exchange.

         Mr. Smith, a director of the Company since October 1994, served as a director of Winston from February 1993 to December 1994, and as a director of Biscayne from June 1986 to February 1992. Mr. Smith has been engaged in private investment activities as his principal occupation for more than the prior five years. Mr. Smith served as Executive Vice President of Stephens, Inc., an investment banking firm based in Little Rock, Arkansas, from January 1985 until May 1987. Mr. Smith has also served as President of the Arnold D. Frese Foundation since March 1979.

         Mr. Cheek, a director of the Company since October 1994, served as a director of Winston from February 1993 to December 1994. Mr. Cheek has been engaged in private investment activities as his principal occupation for more than the prior five years. From 1951 until his retirement in 1984, Mr. Cheek was Vice President of U.S. Industries, Inc., a diversified holding company and served as Chief Executive Officer of its Furniture Group. Mr. Cheek served as a director of Winston from May 1987 through December 1988.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer, and each of the Company's other executive officers whose total 1998 salary and bonus from the Company was $100,000 or more (the Chief Executive Officer and such other executive officer are referred to herein as the "Named Executive Officers").

                                                                                                        Long Term
                                                                                                       Compensation
                                                                                                      -------------
                                                           Annual Compensation                            Awards
                                       ---------------------------------------------------------      -------------
                                                                                    Other Annual        Number of
                                       Fiscal Year      Salary          Bonus      Compensation(1)   Options Granted
                                       -----------    ---------      ---------     ---------------   ---------------
     Name and Principal Position                                                          (1)
--------------------------------------
BOBBY TESNEY.......................       1998        $250,150        $250,150         $104,236               --
   President and Chief Executive          1997         245,000         183,750           49,221           40,000
   Officer                                1996         216,400         162,300           28,240               --
STEPHEN C. HESS....................       1998         204,200         173,570           42,256               --
   Executive  Vice President --           1997         200,000         150,000           20,935           30,000
   Casual Furniture                       1996         178,218         133,663           18,606               --
VINCENT A. TORTORICI, JR...........       1998         148,050          96,233           15,784               --
   Vice President and Chief               1997         145,000          72,500           12,669           25,000
   Financial Officer                      1996         129,900          64,950            8,718               --
R. CRAIG WATTS.....................       1998         185,824         157,803           21,067               --
   Executive Vice President --            1997         181,830         136,373           19,343           25,000
   Contract Seating                       1996         166,138         121,103           20,357               --
JERRY C. CAMP......................       1998          94,096          28,800            7,820               --
   Vice President -- Operations           1997          85,770           8,900            5,908            5,000
                                          1996          71,850           7,185            5,195               --



---------------------
(1) "Other Annual Compensation" represents amount paid by the Company on behalf of the Named Executive Officer under the Company's Non-Qualified Supplemental Executive Retirement Plan established in October 1996. Under the terms of this Plan, selected employees make after-tax contributions of their salary to one or more investment alternatives available under such Plan. The Company then matches the employee contribution (up to 10% of compensation on an after-tax basis) depending on the employee's length of service (up to 50% for 15 years of continuous service). The employee is vested at all times in the deferred compensation and is vested immediately in the matching contribution.

         OPTION GRANTS

         No stock options were granted to any Named Executive Officers in 1998.

         AGGREGATED 1998 FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1998. No stock options were exercised by such persons during 1998. All "unexercisable" options will become fully exercisable and cancelled in exchange for cash payments pursuant to the Merger. See "THE MERGER -- Cash-out of WinsLoew Stock Options."

                                                Number of Securities                    Value of Unexercised
                                           Underlying Unexercised Options               In-the Money Options
                                                At December 31, 1998                    At December 31, 1998
                                          --------------------------------        --------------------------------
                Name                      Exercisable        Unexercisable        Exercisable        Unexercisable
--------------------------------------    -----------        -------------        -----------        -------------
Bobby Tesney......................            73,000              52,000          $1,263,625            $922,000
Stephen C. Hess...................            51,000              34,000             849,750             589,000
Vincent A. Tortorici, Jr..........            30,000              30,000             536,250             525,000
R. Craig Watts....................            55,175              30,000           1,020,335             525,000
Jerry C. Camp.....................             4,500               4,000              68,063              64,000


         401 (k) PLAN

         Effective January 1, 1997, the WinsLoew Furniture, Inc. 401 (k) Plan was established. Employees of the Company and its subsidiaries are eligible to participate in the Plan following the later to occur of (i) the employee's completion of one year of service or (ii) the employee's 21st birthday. Eligible employees may make a salary reduction contributions to the Plan on a pretax basis. For each calendar year, the Company and the other participating employees may make matching contributions to the Plan based on a discretionary matching percentage to be determined each year by the Company. In addition, the Company and the other participating employers may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 500 hours of service during the year or who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participants compensation. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment or upon the attainment of age 59-1/2. An employee is always fully vested in his account balance attributable to his own contributions to the Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon the earlier of the attainment of his normal retirement date (age 65), his death, his permanent and total disability, or his completion of six years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule which provides for 20% vesting after two years of service and 20% for each year thereafter. Nonvested amounts are forfeited.

         LONG TERM INCENTIVE AND PENSION PLANS

         The Company has no Long Term Incentive or Pension Plans.

         DIRECTOR COMPENSATION

         During 1996 and the first quarter of 1997, the Company paid each director who was neither an employee of the Company nor Trivest an annual retainer of $10,000, an additional retainer of $2,500 for serving on the Compensation Committee, a $500 fee for each meeting of the Board of Directors attended and, unless held on the same day as a Board meeting, $500 for each committee meeting attended. The Company also reimburses all directors for expenses incurred in connection with their activities as directors.

         Additionally, prior to 1997, on March 31 of each year, each director who was neither an employee of the Company nor Trivest received automatic grants of options to purchase 5,000 shares of Common Stock pursuant to the Company's 1994 Stock Option Plan. Such options become exercisable at the rate of 20% per year on each anniversary of the date of grant, and have an exercise price equal to the fair market value of Common Stock on the date of grant. The unexercised portion of any such option will terminate upon the earliest to occur of the following: (i) the expiration of 10 years from the date of grant of the option,
(ii) twelve months after the date on which the optionee ceases to be a director by reason of the death or disability of the optionee, or (iii) three months after the optionee ceases to be a director for any other reason. In addition, each other director of the Company is eligible to receive discretionary grants of options pursuant to such plan. These automatic grants were terminated in connection with the adoption of the Amended and Restated 1994 Stock Option Plan by the Board of Directors in January 1997.

         The Board of Directors approved new compensation policies effective April 1, 1997. Directors who are neither employees of the Company nor Trivest are paid a $2,500 cash fee for each meeting attended in person and a $500 cash fee for each meeting attended by telephone. In addition, each member of the Compensation and Audit Committee receives a $2,500 annual retainer, payable quarterly in advance.

         In addition, during 1998 each of the Company's directors was granted options to purchase 2,500 shares of Common Stock pursuant to the Company's Amended and Restated 1994 Stock Option Plan for each meeting of the Board of Directors attended by him. There were two meetings of the Board of Directors in 1998. Such options become exercisable at the rate of 20% per year on each anniversary of the date of grant and have an exercise price equal to the fair market value of the Common Stock on the date of grant. The unexercised portion of such options will terminate on the earliest to occur of the following (i) the expiration of 10 years from the date of grant of the option, (ii) twelve months after the date on which the optionee ceases to be a director by reason of the death or disability of the optionee, or (iii) except as otherwise may be determined by the Board, three months after the date on which the optionee ceases to be a director for any other reason. The unvested portion of the foregoing options will become fully vested in the event of a change in control of the Company.

         EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         Effective January 1, 1995, the Company entered into five-year employment agreements with each of Messrs. Tesney, Watts, Hess and Tortorici (as amended, the "Employment Agreement"). The Employment Agreements provide for the Company to pay Messrs. Tesney, Watts, Hess and Tortorici base salaries of $200,000, $150,000, $165,000 and $120,000, respectively, in each case subject to annual cost of living adjustments. The Employment Agreements also provide for annual incentive compensation payments of a portion of the executive's then base salary (100% in the case of Mr. Tesney, 85% in the case of each of Messrs. Hess and Watts, and 65% in the case of Mr. Tortorici) based on the operating earnings (adjusted to exclude the effect of goodwill amortization) of (i) the Company, in the case of Messrs. Tesney and Tortorici, (ii) the Company's Contract Seating divisions, in the case of Mr. Watts,) and (iii) the Company's Casual Furniture divisions, in the case of Mr. Hess. None of such officers will receive any incentive compensation payment under his Employment Agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the "target earnings" for such year. Target earnings for 1998 were set by the Compensation Committee of the Board. Each Employment Agreement also provides that the executive will receive six months base salary if his employment is terminated without "cause" (as defined), and prohibits the executive from directly or indirectly competing with the Company for one year after termination of his employment (six months if he is terminated by the Company without "cause"). The Employment Agreements were approved by the Compensation Committee of the Company's Board of Directors.

         Each of the Named executive Officers holds options to purchase Common Stock under the company's Amended and restated 1994 Stock Option Plan. To the extent not already exercisable, such options generally become exercisable upon
(i) a reorganization, merger, consolidation or other form of corporate transaction with respect to which ownership of a majority of the voting power of the Common Stock is transferred, (ii) liquidation or dissolution of the Company or (iii) the sale of all or substantially all of the Company's assets.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Powell, the Company's Chairman, also serves on the Board of Directors of CHC International, Inc., a hotel and casino development and management company. Mr. Weiser, a director and member of the

Compensation Committee of the Company, serves as Chairman of the Board, President and Chief Executive Officer of CHC International, Inc. See "--Directors and Executive Officers of WinsLoew."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1999 by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each "Named Executive Officer" of the Company (as defined below in "Executive Compensation-Summary Compensation Table"), and (iv) all directors and executive officers of the Company as a group:

                                                                                   Beneficial Ownership
                                                                                    of Common Stock(2)
                                                                           -----------------------------------
                                                                           Number of Shares         Percentage
                                                                           ----------------         ----------
Earl W. Powell(3)(4)..............................................            1,999,187                  27.7%
Phillip T. George, M.D.(3)(5).....................................            1,865,283                  25.9%
Trivest Group, Inc.(3)(6).........................................              908,455                  12.6%
FMR Corp.(7)......................................................              596,200                   8.3%
Trivest Special Situations Fund 1985, L.P.(3)(8)..................              542,816                   7.6%
Heartland Advisors, Inc.(9).......................................              229,300                   3.2%
R. Craig Watts(10)................................................              173,237                   2.4%
M. Miller Gorrie(11)..............................................              155,950                   2.2%
Bobby Tesney(12)..................................................              134,693                   1.9%
Stephen C. Hess(13)...............................................               87,602                   1.2%
Vincent A. Tortorici, Jr.(14).....................................               51,950                  *
James S. Smith(15)................................................               35,000                  *
Henry C. Cheek(16)................................................               21,000                  *
Sherwood M. Weiser(17)............................................               17,175                  *
William H. Allen, Jr.(18).........................................               10,550                  *
Peter W. Klein(3)(19).............................................                8,050                  *
Jerry C. Camp(20).................................................                6,262                  *
William F. Kaczynski, Jr.(3)(21)..................................                  500                  *
All directors and executive officers as a group (14 persons)(22)..            2,863,012                  37.9%


-------------------------
(*)    Less than 1%

(1) Except as otherwise indicated below, the address of each beneficial owner is 160 Village Street, Birmingham, Alabama 35242.

(2) Except as otherwise indicated below, all shares are owned directly and each person has sole voting and investment power with respect to all shares. For purposes of this table, a person is deemed to have "beneficial ownership" of any shares as of a given date which the person has the right to acquire within 60 days after such date. For purposes of computing the outstanding shares held by each person named above on a given date, any shares which such person has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. However, the table does not reflect the acceleration of stock options vesting that will result from the Merger. See "THE MERGER -- Cash-out of WinsLoew Stock Options."

(3) The beneficial owner's address is 2665 South Bayshore Drive, Suite 800, Miami, Florida 33133.

(4) Includes 259,135 shares owned directly, 36,625 shares subject to exercisable options granted under the Company's stock option plan, 662,484 shares held of record by Trivest Fund I, Ltd., 245,971 shares held of record by Trivest Equity Partners I, Ltd., 116,459 shares held of record by Trivest Principals' Fund 1988, of which Mr. Powell is a general partner, 542,816 shares owned of record by Trivest Special Situations Fund 1985, L.P. ("TSSF") (see note (8)) and 135,697 shares owned of record by Trivest Annuity Fund, Ltd.("Annuity Fund") . The General Partner of Annuity Fund is Trivest Plan Sponsor, Inc. ("Trivest Plan Sponsor"). Messrs. Powell and George are executive officers and directors of Trivest Plan Sponsor and beneficially own 100% of its outstanding stock.

(5) Includes 136,641 shares owned directly, 1,965 shares held of record by Dr. George as custodian for his minor children under the Florida Uniform Gifts to Minors Act as to which Dr. George disclaims beneficial ownership, 23,250 shares subject to exercisable options under the Company's stock option plan, 662,484 shares held of record by Trivest Fund I, Ltd., 245,971 shares held of record by Trivest Equity Partners I, Ltd., 116,459 shares held of record by Trivest Principals' Fund 1988, of which Dr. George is a general partner, 542,816 shares of record owned by TSSF (See note (8)), and 135,697 shares owned of record by Annuity Fund. The General Partner of Annuity Fund is Trivest Plan Sponsor. Messrs. Powell and George are executive officers and directors of Trivest Plan Sponsor and beneficially own 100% of its outstanding stock.

(6) Trivest Group, Inc. serves as the sole general partner of Trivest 1988 Fund Managers, Ltd., which in turn is the sole general partner of (i) Trivest Fund I, Ltd., a privately held investment partnership that holds of record 662,484 shares of Common Stock, and (ii) Trivest Equity Partners I, Ltd., a privately held investment partnership that holds of record 245,971 shares of Common Stock. Messrs. Powell and George are executive officers and directors of Trivest Group, Inc. and beneficially own 100% of its outstanding capital stock.

(7) The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(8) The general partner of TSSF is Trivest Associates, L.P. ("Associates"), a Florida limited partnership whose general partner is Trivest, Inc. Messrs. Powell and George are executive officers and directors of Trivest Inc. and beneficially own 100% of its outstanding capital stock. Messrs. Powell and George are also limited partners of Associates.

(9) The address for Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.

(10) Includes 113,062 shares owned directly and 60,175 shares subject to exercisable options granted under the Company's Stock Option Plan. Mr. Watts' address is 1801 N. Andrews Extension, Pompano Beach, Florida 33061.

(11) Includes 62,750 shares owned directly and 14,500 shares subject to exercisable options granted under the Company's stock option plan and 78,700 shares owned by Brasfield & Gorrie, General Contractors, Incorporated. Mr. Gorrie's address is c/o Brasfield and Gorrie, 729 South 30th Street, Birmingham, Alabama 35223.

(12) Includes 51,693 shares owned directly and 83,000 shares subject to exercisable options granted under the Company's stock option plan.

(13) Includes 31,602 shares owned directly and 56,000 shares subject to exercisable options granted under the Company's stock option plan.

(14) Includes 16,950 shares owned directly and 35,000 shares subject to exercisable options granted under the
     Company's stock option plan.

(15) Includes 20,000 shares owned directly and 15,000 shares subject to exercisable options granted under the Company's stock option plan. Mr. Smith's address is Suite 916, 10 Rockefeller Plaza, New York, New York 10020.

(16) Includes 6,000 shares owned directly and 15,000 shares subject to exercisable options granted under the Company's stock option plan. Mr. Cheek's address is 3713 Fairway Drive, DCBE, Granbury, Texas 76049.

(17) Includes 5,675 shares held by Mr. Weiser's wife, 2,000 shares owned directly and 9,500 shares subject to exercisable options granted under the Company's stock option plan. Mr. Weiser's address is 3250 Mary Street, 5th Floor, Miami, Florida 33133.

(18) Includes 1,050 shares owned directly and 9,500 shares subject to exercisable options granted under the Company's stock option plan. Mr. Allen's address is c/o Nations Bank South, 200 S.E. 1st Street, Suite 800, Miami, Florida 33131.

(19) Represents 8,050 shares subject to exercisable options granted under the Company's stock option plan.

(20) Includes 1,762 shares owned directly and 4,500 shares subject to exercisable options granted under the Company's stock option plan.

(21) Includes 500 shares subject to exercisable options.

(22) Includes an aggregate of 361,100 shares subject to exercisable options granted under the Company's stock option plan, 1,024,914 shares owned of record by Trivest Fund I, Ltd., Trivest Equity Fund I, Ltd., and Trivest Principals' Fund 1988 and 678,513 shares owned of record by TSSF and Annuity Fund. See notes (4), (5), (6) and (7).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         INVESTMENT SERVICES AGREEMENT. In December 1994, the Company entered into a ten-year investment Services Agreement with Trivest (the "Investment Services Agreement), pursuant to which Trivest provides corporate finance, strategic and capital planning and other management advice to the Company, including (i) conducting relations on behalf of the Company with accountants, attorneys, financial advisors and other professionals, (ii) providing reports to the Company with respect to the value of its assets, and (iii) rendering advice with respect to acquisitions, dispositions, financings and refinancings. Pursuant to the Investment Services Agreement, Trivest receives a base annual fee of $500,000 (in 1994), subject to cost-of-living increases. In addition, for each additional business acquired by the Company, Trivest's base compensation will generally be increased by the greater of (i) $100,000, and
(ii) the sum of 5% of the additional business's projected annual earnings before income taxes, interest expense and amortization of goodwill ("EBITA") for the fiscal year in which it is acquired up to $2.0 million of EBITA, plus 3.5% of EBITA in excess of $2.0 million. Moreover, subject to the approval of the Company's board (including a majority of disinterested directors), for each acquisition or disposition of any business operation by the Company introduced or negotiated by Trivest, Trivest will generally receive a fee of up to 3% of the purchase price. The Company paid Trivest $640,980 for services rendered under the Investment Services Agreement during 1998.

         Pursuant to an amendment entered into between Trivest and the Company as of March 5, 1999, the parties agreed that (i) no such fee would be payable to Trivest with respect to the Merger, (ii) if the Termination Fee is paid in connection with a Superior Proposal pursuant to the Merger Agreement, no such fee shall be payable with respect to such Superior Proposal under the Investment Services Agreement, and (iii) Trivest shall not be reimbursed under the Investment Services Agreement for any expenses related to the Merger or a Superior Proposal. See "SPECIAL FACTORS--Background" and "THE MERGER--Termination."

         TRIVEST LEGAL DEPARTMENT. Trivest maintains an internal legal department. The Trivest legal department accounts for its time on an hourly basis and bills Trivest and its affiliates, including the Company, for services rendered at prevailing rates. In 1998, the Company paid Trivest $40,516.25 for services rendered by the Trivest legal department. The Company believes that the fees charged by the Trivest legal department in 1998 were no less favorable to the Company than fees charged by unaffiliated third parties for similar services.

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

                      (1)      FINANCIAL STATEMENTS:

                               Reference is made to the index set forth on page 26 of this Annual Report on Form 10-K

                      (2)      FINANCIAL STATEMENTS SCHEDULES:

                               The following consolidated financial statement
                               schedule is filed herewith:

                                                                    Sequential
                                                                    Page Number
                                                                    -----------
             Schedule II-- Valuation and Qualifying Accounts............62

         Any required information not included in the above-described schedule is included in the consolidated financial statements and notes thereto contained herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions are otherwise not applicable and therefore have been omitted.

                      (3) EXHIBITS: (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K)

Exhibit             Description
-------             -----------
    2.1             Agreement  and Plan of Merger,  dated as of  September 30,  1994,  by and among  Registrant,  Old
                      Winston and Old Loewenstein(1)

    2.2             Agreement  and Plan of Merger,  dated as of March 5, 1999,  between  the  Registrant  and Trivest
                      Furniture Corporation. (2.1)(10)

    3.1             Registrant's Articles of Incorporation(1)

    3.2             Registrant's Bylaws(1)

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

  *10.3             Employment  Agreements  between the Registrant and each of Bobby Tesney, R. Craig Watts,  Stephen
                      C. Hess, and Vincent A. Tortorici, Jr. (10.3)(2)

  *10.4             Investment Services Agreement, dated December 16,  1994, between the Registrant and Trivest, Inc.
                      (10.6)(2)

Exhibit             Description
-------             -----------
   10.5             Agreement,  dated August 1, 1996, between Winston and the Retail, Wholesale, and Department Store
                      Union, AFL-CIO (10.8)(1)
   10.6             Lease, dated May 24, 1996, between LaSalle National Bank and Winston (10.7)(6)

   10.7             Business Lease, dated November 18, 1993, between Loewenstein and Emanuel Vanzo (10.21)(2)

   10.8             Lease Agreement by and between Teacher  Insurance and Annuity  Association and Winston  Furniture
                      Company of Alabama, Inc., commencing December 15, 1995 (10.23)(4)

   10.9             Lease Agreement, dated as of January 11,  1989, between W. Leslie Pelio and Michael Haworth d/b/a
                      Simworth, as amended (10.29)(2)
   10.10            Standard Industrial Lease Multi-tenant,  dated as of June 1997, between The Mutual Life Insurance
                      Company of New York and Continental Engineering Group, Inc., d/b/a Microcenter(7)

   10.11            Stock Purchase Agreement among WinsLoew  Furniture,  Inc.,  Continental  Engineering Group, Inc.,
                      and certain Shareholders, dated February 15, 1995 (10.31)(3)

   10.12            Credit Agreement,  dated  February 2,  1995, among the Registrant,  its subsidiaries,  and Heller
                      Financial, Inc. (10.32)(3)

   10.13            First  Amendment  to  Credit  Agreement,  dated  February 22,  1995,  among the  Registrant,  its subsidiaries, and Heller Financial, Inc. (10.17)(4)

   10.14            Second Amendment to Credit Agreement,  dated May 8, 1995, among the Registrant, its subsidiaries, and Heller Financial, Inc. (10.18)(4)

   10.15            Third  Amendment  to  Credit  Agreement,  dated  November 15,  1995,  among the  Registrant,  its subsidiaries, and Heller Financial, Inc. (10.19)(4)

   10.16            Fourth  Amendment  to Credit  Agreement,  dated  November 20,  1995,  among the  Registrant,  its subsidiaries, and Heller Financial, Inc. (10.20)(4)

   10.17            Fifth  Amendment  to  Credit  Agreement,   dated  June 30,  1996,  among  the  Registrants,   its
                      subsidiaries, and Heller Financial, Inc. (10.21)(5)

   10.18            Sixth  Amendment  to  Credit  Agreement,   dated  July 1,   1996,  among  the  Registrants,   its
                      subsidiaries, and Heller Financial, Inc. (10.22)(5)

   10.19            Seventh  Amendment to Credit  Agreement,  dated  January 27,  1997,  among the  Registrants,  its subsidiaries, and Heller Financial, Inc. (10.20)(6)

  *10.20            Registrant's Non-Qualified Supplemental Retirement Plan for Key Employees (10.22)(6)

   10.21            Eighth  Amendment  to  Credit  Agreement,  dated  May  22,  1998,  between  the  Registrant,  its subsidiaries and Heller Financial, Inc. (8)

   10.22            Stock  Purchase  Agreement,  dated as of June 30,  1998,  between the  Registrant  and  Vertiflex
                      Company (11)


Exhibit             Description
-------             -----------
   10.23            Stock  Purchase  Agreement,  dated as of June 30,  1998,  between  Winston  Furniture  Company of
                      Alabama, Inc. and Thomas Villella. (2.1)(9)

   10.24            Contract for Sale and Purchase,  dated as of June 30, 1998, between Villella,  Inc. and Thomas L.
                      Villella, as Trustee of the Thomas L. Villella Family Trust dated August 5, 1991 (2.2)(9)

   10.25            Stock  Purchase  Agreement,  dated as of November 23, 1998,  among Winston  Furniture  Company of
                      Alabama, Inc., Miami Metal Products,  Inc., Industrial Mueblera Pompeii de Mexico, S.A. de C.V.
                      and the Sellers named therein (11)

  *10.26            Amendment  No. 1 to  Investment  Services  Agreement,  dated as of March  5,  1998,  between  the
                      Registrant and Trivest II, Inc. (11)

   21.1             Registrant's Subsidiaries(11)

   23.1             Consent of Ernst & Young LLP, Independent Auditors(11)

---------------

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

(7) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 10-Q for the quarter ended June 26, 1998.

(9) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 8-K filed July 14, 1998.

(10) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's Report on Form 8-K filed March 11, 1999.

(11)     Filed herewith.

              (b)     REPORTS ON FORM 8-K

                      No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

              (c)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                      The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

              (d)     FINANCIAL STATEMENTS SCHEDULES REQUIRED BY REGULATION S-X

                      The financial statement schedules required by Regulation S-X are included herein. See Item 14(a)2 for index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINSLOEW FURNITURE, INC.

Date:  March 29, 1999                  By:/S/BOBBY TESNEY
                                          ------------------------------------
                                          Bobby Tesney
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.


               Signature                                 Title                                  Date
----------------------------------        --------------------------------         ---------------------


/S/BOBBY TESNEY
----------------------------------        President, Chief Executive Officer
Bobby Tesney                               and Director (Principal Executive
                                                       Officer)
/S/VINCENT A. TORTORICI, JR.
----------------------------------        Vice President and Chief Financial
Vincent A. Tortorici, Jr.                  Officer (Principal Financial and
                                           Accounting Officer)

/S/EARL W. POWELL
----------------------------------        Chairman of the Board
Earl W. Powell

/S/PHILLIP T. GEORGE, M.D.
----------------------------------        Director
Phillip T. George, M.D.

/S/WILLIAM F. KACZYNSKI, JR.
----------------------------------        Director
William F. Kaczynski, Jr.

/S/PETER W. KLEIN
----------------------------------        Director
Peter W. Klein

/S/M. MILLER GORRIE
----------------------------------        Director
M. Miller Gorrie

/S/JAMES S. SMITH
----------------------------------        Director
James S. Smith

/S/HENRY C. CHEEK
----------------------------------        Director
Henry C. Cheek

/S/WILLIAM H. ALLEN, JR.
----------------------------------        Director
William H. Allen, Jr.

/S/SHERWOOD M. WEISER
----------------------------------        Director
Sherwood M. Weiser



                SCHEDULE II - VALUATION OF QUALIFYING ACCOUNTS
                           WINSLOEW FURNITURE, INC.
                               December 31, 1998


----------------------------------------------------------------------------------------------------------------------------------
      COL. A                            COL. B                  COL. C          COL. D                  COL. E         COL. F
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                   Balance at          --------------------------------------------
                                   Beginning                  Charged to        Charged to                           Balance at
Description                        of Period               Costs and Expense   Other Accounts        Deductions     End of Period
----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996
Allowance for doubtful accounts     $   464,000          $ 1,759,000                    --           ($191,000)(1)    $ 2,032,000
                                    ===========          ===========           ===========         ===========        ===========

Year Ended December 31, 1997
Allowance for doubtful accounts     $ 2,032,000          $    42,000                    --         ($1,286,000)(1)    $   788,000
                                    ===========          ===========           ===========         ===========        ===========

Year Ended December 31, 1998
Allowance for doubtful accounts     $   788,000          $ 1,331,000                   --           ($425,000)(1)    $ 1,694,000
                                    ===========          ===========           ===========         ===========        ===========

Year Ended December 31, 1996
Allowance for excess and
 obsolete inventory                 $   660,000          $   680,000                    --           ($851,000)(2)    $   489,000
                                    ===========          ===========           ===========         ===========        ===========
Year Ended December 31, 1997
Allowance for excess and
  obsolete inventory                $   489,000          $ 1,267,000                   --          ($1,382,000)(2)    $   374,000
                                    ===========          ===========           ===========         ===========        ===========

Year Ended December 31, 1998
Allowance for excess and
  obsolete inventory                $   374,000          $   702,000                   --           ($581,000)(2)     $   495,000
                                    ===========          ===========           ===========         ===========        ===========


----------------------
    (1)  Uncollectible accounts receivable written-off.
    (2)  Excess and obsolete inventory written-off