Form 10-Q
period 1999-03-31
WINSLOEW FURNITURE INC
filed 1999-04-30
CIK 931814

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q



[X] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 26, 1999


                            OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to



Commission File Number   0-25246



                   WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


            FLORIDA                                63-1127982
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or  organization)                 Identification No.)


160 VILLAGE STREET BIRMINGHAM,ALABAMA          		35242
--------------------------------------------       -----------
	(Address of principal executive offices)		       		(Zip Code)


(Registrant's telephone number, including Area Code)  (205) 408-7600


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes _X_.     No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    Class                           Shares Outstanding at April 29, 1999
---------------                    ------------------------------------
$ .01 par value                               7,181,908


                   WINSLOEW FURNITURE, INC.

                          INDEX




PART I. 	FINANCIAL INFORMATION	                          Page

Item 1.	Financial Statements
  		Consolidated Balance Sheets ......................   	3
		Consolidated Statements of Income ................   	4
		Consolidated Statements of Cash Flows ............   	5
		Notes to Consolidated Financial Statements .......  6-8

Item 2.	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations ....  9-12


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings ...................................	13

Item 4.	Submission of Matters to a Vote of Security
		Holders .............................................	13

Item 6.	Exhibits and Reports on Form 8-K  ...................	13

Signatures ...................................................... 14

             WinsLoew Furniture, Inc. and Subsidiaries
                  Consolidated Balance Sheets
                         (Unaudited)


(In thousands except share
and per share amounts)                 March 26,       December 31,
                                          1999            1998
                                       ---------       ------------
Assets
Cash and cash equivalents                $ 1,963         $ 1,475
Accounts receivable, less
  allowances for doubtful accounts        31,278          23,647
Inventories                               12,926          12,206
Prepaid expenses and other
  current assets                           3,891           4,638
                                         -------        --------
          Total current assets            50,058          41,966

Property, plant and equipment, net        13,684          13,948
Goodwill, net                             26,955          27,176
Other assets                               1,129           1,463
                                         -------         -------
                                         $91,826         $84,553
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt        $    35         $    47
Accounts payable                           4,598           4,377
Other accrued liabilities                 10,673           9,952
Net liabilities of discontinued
  operations                               1,715           1,750
                                         -------         -------
          Total current liabilities       17,021          16,126

Long-term debt, net of current portion     6,669           1,400
Deferred income taxes                        912             801
                                         -------         -------
          Total liabilities               24,602          18,327
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --              --
 Common stock; par value $.01
  per share, 20,000,000 shares
  authorized, 7,181,908 and 7,294,408
  shares issued and outstanding at
  March 26, 1999 and December 31, 1998        72              73
 Additional paid-in capital               16,612          19,797
 Retained earnings                        50,540          46,356
                                         -------         -------
          Total stockholders' equity      67,224          66,226
                                         -------         -------
                                         $91,826         $84,553
                                         =======         =======

                           See accompanying notes.

             WinsLoew Furniture, Inc and Subsidiaries
                  Consolidated Statements of Income
                         (Unaudited)


                                     For the Quarters Ended
(In thousands except               -------------------------
per share amounts)                  March 26,      March 27,
                                     1999            1998
                                   ----------     ----------
Net sales                          $32,910         $27,576
Cost of sales                       20,031          17,946
                                   -------         -------
   Gross profit                     12,879           9,630

Selling, general and
  administrative expenses            5,725           4,515
Amortization                           316             244
                                   -------         -------
   Operating income                  4,667           2,667

Interest expense                       123             333
                                   -------         -------
  Income before income taxes         6,715           4,538
Provision for income taxes           2,531           1,665
                                   -------         -------
   Net income                       $4,184         $ 2,873
                                   =======         =======

Basic earnings per share             $0.58           $0.38
                                     =====           =====

Weighted average number of shares    7,220           7,535
                                     =====           =====



Diluted earnings per share           $0.56           $0.37
                                     =====           =====

Weighted average number of shares
  and common stock equivalents       7,434           7,683
                                     =====           =====

                          See accompanying notes.

             WinsLoew Furniture, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                         (Unaudited)



(In thousands)                                   For the Quarters Ended
                                                ------------------------
                                                March 26,      March 27,
                                                  1999            1998
                                                ---------       --------
Cash flows from operating activities:
Net income                                         $4,184        $2,873
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization                         692           607
Provision for losses on accounts receivable           377            79
Change in net assets held for sale                     --           805
Changes in operating assets and liabilities,
 net of effects from acquistions and dispositions:
 Accounts receivable                               (8,008)       (6,540)
 Inventories                                         (720)         (272)
 Prepaid expenses and other current assets            747         2,635
 Other assets                                         239          (715)
 Accounts payable                                     221         1,203
 Other accrued liabilities                            686           485
 Deferred income taxes                                111          (622)
                                                   -------       -------
   Total adjustments                               (5,655)       (2,335)
                                                   -------       -------
   Net cash provided by (used in)
     operating activities                          (1,471)          538
                                                   -------       -------

Cash flows from investing activities:
 Capital expenditures, net of disposals              (112)         (334)
                                                   -------       -------
 Net cash used in investing activities               (112)         (334)
                                                   -------       -------

Cash flows from financing activities:
 Net borrowings under revolving
   credit agreements                                5,257           795
 Proceeds from issuance of common stock, net           --           168
 Repurchase and cancellation of stock              (3,186)           --
                                                   -------       -------

Net cash provided by financing activities           2,071           963
                                                   -------       -------
   Net increase in cash and cash equivalents          488         1,167
Cash and cash equivalents at beginning of year      1,475           707
                                                   -------       -------
Cash and cash equivalents at end of period         $1,963        $1,874
                                                   =======       =======

Supplemental disclosures:
        Interest paid                                $ 28          $259
        Income taxes paid                            $155           $28
                                                   =======       =======

                          See accompanying notes

WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew") that are for interim periods do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1 through March 26, 1999. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

Inventories consisted of the following:

(In thousands)
                          March 26,    December 31,
                           1999           1998
                         ----------    ------------
Raw materials             $9,739          $9,288
Work in process            1,619           1,521
Finished Goods             1,568           1,397
                         -------         -------
                         $12,926         $12,206
                         =======         =======

3.  Long-term Debt

WinsLoew's amended senior credit facility provides the Company with a variable amount available under the revolving line of credit. The amount available under its revolving credit line is $20 million between July 1 each year through December 31. The Company may, at its option, elect to increase the revolving credit line at January 1 through the following June 30 to a maximum of $40 million. At January 1, 1999, the Company elected to set the maximum amount available under the revolving credit line at $35 million.

4.  Capital Stock

In January 1998, WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of the Company's common stock. The purchases are being funded by the Company's senior credit facility (see Note 3 above). At December 31, 1998, there were 704,000 shares available under the plan. Since December 31, 1998 and as of March 26, 1999, the Company has acquired 112,500 shares for $3.2 million.

5.  Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers.
Export revenues are not material.

(In thousands)                                     Three Months Ended
                                                ------------------------
                                                March 26,      March 27,
                                                  1999            1998
                                                ---------       --------
REVENUES:
Casual products                                  $13,634         $9,630
Contract seating products                         15,885         15,498
Ready to assemble products                         3,391          2,448
                                                 -------        -------
   Total revenues                                $32,910        $27,576
                                                 =======        =======
SEGMENT GROSS PROFIT:
Casual products                                  $ 6,467         $4,354
Contract seating products                          5,619          4,769
Ready to assemble products                           793            507
                                                 -------        -------
   Total segment gross profit                     12,879          9,630
Reconciling items:
Selling, general and administrative
   expenses                                        5,725          4,515
Amortization                                         316            244
                                                 -------        -------
   Operating income                                6,838          4,871
Interest expense-net                                 123            333
                                                 -------        -------
Income from continuing operations
   before income taxes                            $6,715         $4,538
                                                 =======        =======

(In thousands)                                  Mar. 26,       Dec. 31,
                                                  1999           1998
                                                --------       --------
SEGMENT ASSETS:
Casual products                                  $60,104        $51,880
Contract seating products                         22,808         23,486
Ready to assemble products                         7,241          6,496
                                                 -------        -------
   Total                                          90,153         81,862
Reconciling items:
Corporate                                          1,673          2,691
                                                 -------        -------
Total consolidated assets                        $91,826        $84,553
                                                 =======        =======

6. Subsequent Event

On March 30, 1999, WinsLoew and Trivest Furniture Corporation (the "Purchaser), a Florida corporation formed by Earl W. Powell of Trivest, Inc., who is also the Chairman of the Company's Board of Directors, amended their Agreement and Plan of Merger to, among other things, (1) increase the per share cash purchase price from $30.00 per share to $33.00 per share, (2) increase the "break-up" fee, and (3) eliminate the Purchaser's financing condition.
The amendment to the Agreement and Plan of Merger was approved by WinsLoew's Board of
                                     7

6. Subsequent Event (continued)

Directors, as well as the Special Committee of the Board appointed to evaluate the initial Trivest proposal and possible strategic alternatives.

Pursuant to the amended agreement, the proposed merger is subject, among other things, to (1) shareholder approval and (2) compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the merger will be consummated.

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

The Company planned to sell two of the businesses and liquidating the assets
related to the futon business.    During 1998 the Company sold one
of the businesses, completed the liquidation of the futon business and decided to retain its Southern Wood business (see Note 2 to Notes to the Consolidated Financial Statements).

The amounts reflected hereafter include Southern Wood as a continuing operation.

Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for each of the Company's product lines (in thousands, except for percentages):

                                Three Months Ended
                  --------------------------------------------------
                       March 26, 1999             March 27, 1998
                  -----------------------    ------------------------
                   Net     Gross   Gross      Net      Gross   Gross
                   Sales   Profit  Margin     Sales    Profit  Margin
                  ------- -------- ------    --------  ------  ------

Casual furniture  $13,634  $6,467  47.4%      $ 9,630  $4,354  45.2%
Contract seating   15,885   5,619  35.4%       15,498   4,769  30.8%
RTA                 3,391     793  23.4%        2,448     507  20.7%
                  ------- -------             -------  ------
Total             $32,910  12,879  39.1%      $27,576  $9,630  34.9%
                  ======= =======             =======  ======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                Three Months Ended
                         ------------------------------
                         March 26,            March 27,
                           1999                 1998
                         ---------            ---------
Gross margin               39.1%                34.9%
Selling, general and
 administrative expense    17.4%                16.4%
Amortization                1.0%                 0.9%
Operating income           20.7%                17.7%
Interest expense, net       0.4%                 1.2%
Income before income
 taxes                     20.3%                16.5%
Net income                 12.7%                10.4%

Comparison of First Quarters Ended March 26, 1999 and March
27, 1998

Net Sales: WinsLoew's consolidated net sales for the first quarter of 1999, $32.9 million, increased $5.3 million or 19.3% from $27.6 million in the first quarter of 1998.

The Company's Casual and RTA product lines experienced strong sales increases, while the Contract Seating product line was relatively flat during the first quarter of 1999, increasing 2.5%. Sales of casual products increased 41.6% in the first quarter of 1999, compared to the first quarter of 1998. If Tropic Craft, which was purchased in the third quarter of 1998, is excluded, sales of casual products increased 29.2%.
Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with its delivery program.
RTA product sales increased 38.5% in the first quarter of 1999, compared to the first quarter of 1998, primarily due to increased demand across the board on all RTA furniture.

Gross Margin:	Consolidated gross margin was 39.1% in the first quarter
of 1999, compared to 34.9% in the first quarter of 1998. All three of the Company's product lines contributed to the increase in gross margin. The casual product line gross margin improved to 47.4% in the first quarter of 1999 compared to 45.2% in the first quarter of 1998, due to increased demand and improved operating efficiencies. The gross margin for contract seating products improved to 35.4% in the first quarter of 1999 compared to 30.8% in the first quarter of 1998 due to a favorable product mix and improved profit margins on its core products. The RTA product line gross margin improved to 23.4% in the first quarter of 1999 compared to 20.7% in the first quarter of 1998, due to increased demand and improved operating efficiencies.

Selling, General and Administrative Expenses:	Selling, general and
administrative (SG&A) expenses increased $1.2 million in the first quarter of 1999, compared to the first quarter of 1998 SG&A expense of $4.5 million. The increase was primarily the result of sales related expenditures.

Operating Income:	As a result of the above, operating income increased by $1.9 million, to $6.8 million (20.7% of net sales) in the first quarter of 1999 compared to $4.9 million (17.7% of net sales) in the first quarter of 1998.


Interest Expense:	The Company's interest expense decreased $210,000 in the
first quarter of 1999, compared to the first quarter of 1998, due to lower outstanding debt balances.

Provision for Income Taxes:	The Company's effective tax rate for the first
quarter of 1999 was 37.7% compared to 36.7% for the first quarter of 1998. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.

Seasonality and Quarterly Information

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, and interest rate levels and credit availability.

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

Liquidity and Capital Resources

The WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts payable, and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings.
The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit.
At March 26, 1999, the Company has $33.0 million of working capital and $24.6 million of unused and available funds under its credit facilities.

In May 1998, WinsLoew amended its senior credit facility to provide for capital stock purchases not to exceed, in aggregate, $10 million (see Note 4 to the Consolidated Financial Statements). As of March 26, 1999 there was
$2.9 million available for such repurchases.

Cash Flows From Operating Activities:	Cash provided by (used in) operating
activities was $(1.5) million and $0.5 million for the first three months of 1999 and 1998, respectively. The decrease in cash provided by operations in the first three months of 1999 compared to 1998 was primarily due to the overall improvement in profits and its seasonal effect on accounts receivable.

Cash Flows From Investing Activities:	Cash used in  investing activities was
$0.1 million and $0.3 million for the first three months of 1999 and 1998, respectively. Cash used by investing activities for the first three months of 1999 and 1998 was primarily due to the purchase of machinery and equipment.

Cash Flows From Financing Activities:	Net cash provided by financing
activities was $2.1 million in the first three months of 1999 compared to $1.0 million in the first three months of 1998. Cash was provided by the Company's revolving credit facilities (see Note 3 to the Consolidated Financial Statements) to repurchase shares of the Company's stock (see Note 4 to the Consolidated Financial Statements), and provide for seasonal working capital needs.

At March 26, 1999, the Company has no material commitments for capital expenditures.

Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S.

Foreign Exchange Forward Contracts (continued)

dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party.
However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company did not enter into and did not have outstanding any foreign currency forward contracts during the first quarter of 1999. The Company elected to hedge a portion of its exposure to purchases made in 1998 by entering into foreign currency forward contracts with a value of $1.7 million, all of were outstanding and unsettled at March 27, 1998, maturing at approximately $330,000 per month. The Company did not incur significant gains or losses from these foreign currency transactions.

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

Item 6.  Exhibits and Reports on Form 8-K

	   (a)  Exhibits 27 - Financial Data Schedule

	   (b)  Reports on Form 8-K

		  During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed a current report on
    Form 8-K, dated March 11, 1999.

		  During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed a current report on
    Form 8-K, dated April 1, 1999.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              WINSLOEW FURNITURE, INC.




                               /s/ Bobby Tesney
                               -----------------
April 29, 1999                 BOBBY TESNEY
                               President and Chief Executive Officer




                               /s/ Vincent A. Tortorici, Jr.
                               -----------------------------
April 29, 1999                 VINCENT A. TORTORICI, Jr.
                               Chief Financial Officer


