Form 10-Q/A
period 1999-03-26
WINSLOEW FURNITURE INC
filed 1999-05-05
CIK 931814

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
Yes _X_.     No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    Class                           Shares Outstanding at April 20, 1999
---------------                    ------------------------------------
$ .01 par value                               7,181,908

1

The Registrant hereby amends Part II, Item 1 of its Form 10-Q for the quarterly period ended March 26, 1999 to state as follows:

The Registrant is, from time to time, involved in routine litigation. No such routine litigation in which the Registrant is presently involved is material to its financial position, results of operations, or liquidity.

The Registrant and the members of its board of directors have been named as defendants in a lawsuit filed on March 25, 1999 in the Circuit Court of Jefferson County, Alabama, styled Craig Smith v. WinsLoew Furniture, Inc. et al. The plaintiff has not yet effected service of process on certain of the Registrant's directors in this action. The lawsuit purports to be a class action and was filed in connection with the transaction contemplated by the Agreement and Plan of Merger, dated as of March 5, 1999, between the Registrant and Trivest Furniture Corporation (an affiliate of Earl W. Powell, the
Chairman of the Registrant's board of directors), which agreement provides for the acquisition of the Registrant by Trivest Furniture Corporation for a price of $30 per share, net to the Registrant's shareholders. in cash (the "Merger"). As disclosed by the Registrant in a press release dated March 31, the Registrant and Trivest Furniture Corporation entered into an Amended and Restated Agreement and Plan of Merger, dated as of March 30, 1999, providing (among other things) for an increase in the purchase price payable to the Registrant's shareholders from $30 per share to $33.00 per share, net to the Registrant's shareholders in cash. The complaint filed in the foregoing lawsuit has not been amended to reflect this fact.

The principal substantive allegations set forth in the complaint are (i) that the individual defendants breached fiduciary duties of care and loyalty owed by them as directors to the shareholder plaintiffs, (ii) that Mr. Powell and the Registrant's "management group" have breached fiduciary duties owed by them as controlling shareholders to the Registrant's other shareholders,
(iii) that the Registrant's announcement of the initial $30 per share bid by Trivest Furniture Corporation fails to disclose improving growth prospects for the Registrant, (iv) that by virtue of the equity holdings of the Registrant's "management group" and their "overwhelming control" of the Registrant's board of directors, third parties are practically precluded from making competing bids for the Registrant and (v) that the initial per share merger consideration of $30 per share is unconscionable, unfair and grossly inadequate and the terms of the Merger constitute an unfair and illegal business practice upon the Registrant's minority shareholders.

The relief sought by the plaintiff is (i) that the court declare the lawsuit to be a class action and certify the plaintiff as class representative and his counsel as class counsel, (ii) that the Merger be enjoined or, if not enjoined, that the plaintiffs be granted rescission and rescissionary damages, (iii) that the plaintiff and the alleged class be awarded damages,
(iv) that the plaintiff be awarded costs and disbursements of bringing the lawsuit, together with fees and expenses of the plaintiff's counsel and experts and (v) that the plaintiff and the alleged class be granted such other relief as the court shall deem just and proper.

The Registrant has forwarded a claim with respect to this matter to its directors and officers insurance carrier and, with the approval of such carrier, has retained legal counsel to represent the Registrant and the members of its board of directors. The Registrant believes that the claims set forth in the lawsuit are without merit and it intends to vigorously defend this lawsuit.

2

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WINSLOEW FURNITURE, INC.




                               /s/ Bobby Tesney
                               -----------------
May 5, 1999                    BOBBY TESNEY
                               President and Chief Executive Officer




                               /s/ Vincent A. Tortorici, Jr.
                               -----------------------------
May 5, 1999                    VINCENT A. TORTORICI, Jr.
                               Chief Financial Officer