Form 10-Q/A
period 1999-03-26
WINSLOEW FURNITURE INC
filed 1999-06-04
CIK 931814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT NO. 2


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 26, 1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------

Commission File Number                             0-25246
                                         -----------------------------


                            WINSLOEW FURNITURE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                          63-1127982
-------------------------------------------          -----------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
            or organization)



 160 VILLAGE STREET, BIRMINGHAM, ALABAMA                   35242
-------------------------------------------------     ---------------
 (Address of principal executive offices)                (Zip Code)


       (Registrant's telephone number, including Area Code) (205) 408-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X].      No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                        Shares Outstanding
         Class                            at June 1, 1999
    ---------------                     -------------------
    $ .01 par value                          7,181,908

                                EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part II in their entirety of the Quarterly Report on Form 10-Q filed by WinsLoew Furniture, Inc. on April 30, 1999, as amended by Amendment No. 1 on Form 10-Q/A filed on May 5, 1999.


                            WINSLOEW FURNITURE, INC.

                                      INDEX



PART I.          FINANCIAL INFORMATION                                                                       PAGE
        Item 1.  Financial Statements
                 Consolidated Balance Sheets...........................................................        3
                 Consolidated Statements of Income.....................................................        4
                 Consolidated Statements of Cash Flows.................................................        5
                 Notes to Consolidated Financial Statements............................................      6-8

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results                     9-12
                     of Operations....................................................................

PART II.         OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K......................................................        12

Signatures.............................................................................................        13

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(In thousands except share and per share amounts)

                                                                             MARCH 26,       DECEMBER 31,
                                                                               1999             1998
                                                                            -----------      -----------
Assets:
Cash and cash equivalents                                                   $       963      $       475
Cash in escrow                                                                    1,000            1,000
Accounts receivable, less allowances for doubtful accounts                       31,278           23,647
Inventories                                                                      12,926           12,206
Prepaid expenses and other current assets                                         3,891            4,638
                                                                            -----------      -----------
         Total current assets                                                    50,058           41,966

Property, plant and equipment, net                                               13,684           13,948
Goodwill, net                                                                    26,955           27,176
Other assets                                                                      1,129            1,463
                                                                            -----------      -----------
                                                                            $    91,826      $    84,553
                                                                            ===========      ===========

Liabilities and Stockholders' Equity:
Current portion of long-term debt                                           $        35      $        47
Accounts payable                                                                  4,598            4,377
Other accrued liabilities                                                        10,673            9,952
Net liabilities of discontinued operations                                        1,715            1,750
                                                                            -----------      -----------
         Total current liabilities                                               17,021           16,126

Long-term debt, net of current portion                                            6,669            1,400
Deferred income taxes                                                               912              801
                                                                            -----------      -----------
         Total liabilities                                                       24,602           18,327
                                                                            -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 5,000,000 shares
     authorized, none issued                                                         --               --
   Common stock, par value $.01 per share, 20,000,000 shares
     authorized, 7,181,908 and 7,294,408 shares issued and outstanding
     at March 26, 1999 and December 31, 1998                                         72               73
   Additional paid-in capital                                                    16,612           19,797
   Retained earnings                                                             50,540           46,356
                                                                            -----------      -----------
         Total stockholder's equity                                              67,224           66,226
                                                                            -----------      -----------
                                                                            $    91,826      $    84,553
                                                                            ===========      ===========



                             See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



(In thousands except per share amounts)

                                                                     FOR THE QUARTERS ENDED
                                                                    ------------------------
                                                                    MARCH 26,      MARCH 27,
                                                                      1999           1998
                                                                    ---------      ---------
Net sales                                                           $  32,910      $  27,576
Cost of sales                                                          20,031         17,946
                                                                    ---------      ---------
       Gross profit                                                    12,879          9,630

Selling, general and administrative expenses                            5,725          4,515
Amortization                                                              316            244
                                                                    ---------      ---------
       Operating income                                                 4,667          2,667

Interest expense                                                          123            333
                                                                    ---------      ---------

Income before income taxes                                              6,715          4,538
Provision for income taxes                                              2,531          1,665
                                                                    ---------      ---------
       Net income                                                   $   4,184      $   2,873
                                                                    =========      =========

Basic earnings per share                                            $    0.58      $    0.38
                                                                    =========      =========

Weighted average number of shares                                       7,220          7,535
                                                                    =========      =========

Diluted earnings per share                                          $    0.56      $    0.37
                                                                    =========      =========

Weighted average number of shares and common stock equivalents          7,434          7,683
                                                                    =========      =========



                             See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      FOR THE QUARTERS ENDED
                                                                                     -------------------------
                                                                                     MARCH 26,       MARCH 27,
                                                                                       1999            1998
                                                                                     ---------       ---------
Cash flows from operating activities:
Net income                                                                           $   4,184       $   2,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                              692             607
Provision for losses on accounts receivable                                                377              79
Change in net assets held for sale                                                          --             805
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
   Accounts receivable                                                                  (8,008)         (6,540)
   Inventories                                                                            (720)           (272)
   Prepaid expenses and other current assets                                               747           2,635
   Other assets                                                                            239            (715)
   Accounts payable                                                                        221           1,203
   Other accrued liabilities                                                               686             485
   Deferred income taxes                                                                   111            (622)
                                                                                     ---------       ---------
     Total adjustments                                                                  (5,655)         (2,335)
                                                                                     ---------       ---------
     Net cash provided by (used in) operating activities                                (1,471)            538
                                                                                     ---------       ---------
   Cash flows from investing activities:
     Capital expenditures, net of disposals                                               (112)           (334)
                                                                                     ---------       ---------
     Net cash used in investing activities                                                (112)           (334)
                                                                                     ---------       ---------
   Cash flows from financing activities:
     Net borrowings under revolving credit agreements                                    5,257             795
     Proceeds from issuance of common stock, net                                            --             168
     Repurchase and cancellation of stock                                               (3,186)             --
                                                                                     ---------       ---------

   Net cash provided by financing activities                                             2,071             963
                                                                                     ---------       ---------
     Net increase in cash and cash equivalents                                             488           1,167
   Cash and cash equivalents at beginning of year                                          475             707
                                                                                     ---------       ---------
   Cash and cash equivalents at end of period                                        $     963       $   1,874
                                                                                     =========       =========

   Supplemental disclosures:
     Interest paid                                                                   $      28       $     259
     Income taxes paid                                                               $     155       $      28
                                                                                     =========       =========


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

2.       INVENTORIES

         Inventories consisted of the following:

(In thousands)                                    March 26,       December 31,
                                                    1999             1998
                                                 -----------      ------------
Raw materials                                    $     9,739      $      9,288
Work in process                                        1,619             1,521
Finished goods                                         1,568             1,397
                                                 -----------      ------------
                                                 $    12,926      $     12,206
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

5.       DISCONTINUED OPERATIONS

         At March 26, 1999, there have not been any material changes in the net liabilities of discontinued operations as compared to December 31, 1998.

6.       SEGMENT INFORMATION

         The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.

                                                             Three Months Ended
                                                           ------------------------
                                                           March 26,      March 27,
                                                             1999           1998
                                                           ---------      ---------
REVENUES:
Casual products                                            $  13,634      $   9,630
Contract seating products                                     15,885         15,498
Ready to assemble products                                     3,391          2,448
                                                           ---------      ---------
         Total revenues                                    $  32,910      $  27,576
                                                           =========      =========
SEGMENT GROSS PROFIT:
Casual products                                            $   6,467      $   4,354
Contract seating products                                      5,619          4,769
Ready to assemble products                                       793            507
                                                           ---------      ---------
         Total segment gross profit                           12,879          9,630
Reconciling items:
Selling, general and administrative expenses                   5,725          4,515
Amortization                                                     316            244
                                                           ---------      ---------
         Operating Income                                      6,838          4,871
Interest expense-net                                             123            333
                                                           ---------      ---------
Income from continuing operations before income taxes      $   6,715      $   4,538
                                                           =========      =========

SEGMENT ASSETS:
Casual products                                            $  60,104      $  51,880
Contract seating products                                     22,808         23,486
Ready to assemble products                                     7,241          6,496
                                                           ---------      ---------
         Total                                                90,153         81,862
Reconciling items:
Corporate                                                      1,673          2,691
                                                           ---------      ---------

         Total consolidated assets                         $  91,826      $  84,553
                                                           =========      =========

7.       SUBSEQUENT EVENT

          On March 30, 1999, WinsLoew and Trivest Furniture Corporation (the "Purchaser"), a Florida corporation formed by Earl W. Powell of Trivest, Inc., who is also the Chairman of the Company's Board of Directors, amended their Agreement and Plan of Merger to, among other things, (1) increase the per share cash purchase price from $30.00 per share to $33.00 per share, (2) increase the "break-up" fee, and (3) eliminate the Purchaser's financing condition. The amendment to the Agreement and Plan of Merger was approved by WinsLoew's Board of Directors, as well as the Special Committee of the Board appointed to evaluate the initial Trivest proposal and possible strategic alternatives.

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

RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):

                                              Three Months Ended
                      -------------------------------------------------------------------
                                March 26, 1999                     March 27, 1998
                      -------------------------------      ------------------------------
                        Net         Gross      Gross         Net        Gross      Gross
                       Sales        Profit     Margin       Sales       Profit     Margin
                      -------      -------     ------      -------      ------     ------
Casual furniture      $13,634      $ 6,467      47.4%      $ 9,630      $4,354      45.2%
Contract seating       15,885        5,619      35.4%       15,498       4,769      30.8%
RTA                     3,391          793      23.4%        2,448         507      20.7%
                      -------      -------                 -------      ------
         Total        $32,910      $12,879      39.1%      $27,576      $9,630      34.9%
                      =======      =======                 =======      ======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                                                                         Three Months Ended
                                                                       -----------------------
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

COMPARISON OF FIRST QUARTERS ENDED MARCH 26, 1999 AND MARCH 27, 1998

Net Sales: WinsLoew's consolidated net sales for the first quarter of 1999, $32.9 million, increased $5.3 million or 19.3% from $27.6 million in the first quarter of 1998. The Company's Casual and RTA product lines experienced strong sales increases, while the Contract Seating product line was relatively flat during the first quarter of 1999, increasing 2.5%. Sales of casual products increased 41.6% in the first quarter of 1999, compared to the first quarter of 1998. If Tropic Craft, which was purchased in the third quarter of 1998, is excluded, sales of casual products increased 29.2%. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with its delivery program. The Company's PDQ shipping program provides exceptional customer value by allowing quick response during the casual market's short retail selling season. RTA product sales increased 38.5% in the first quarter of 1999, compared to the first quarter of 1998, primarily due to increased demand across the board on all RTA furniture.

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

FOREIGN EXCHANGE FORWARD CONTRACTS

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company did not enter into and did not have outstanding any foreign currency forward contracts during the first quarter of 1999. The Company elected to hedge a portion of its exposure to purchases made in 1998 by entering into foreign currency forward contracts with a value of $1.7 million, all of which were outstanding and unsettled at March 27, 1998, maturing at approximately $330,000 per month. The Company did not incur significant gains or losses from these foreign currency transactions.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could potentially result in a system failure or miscalculation causing disruptions to operations.

         In mid-1995, the Company began an assessment of the Year 2000 issue on its internal information technology systems and other non-information technology systems such as facility automation control systems, third-party network systems and other embedded technology and microcontrollers, as well as for the replacement or correction of all such systems required in the new millennium. Based on the assessment, the Company determined that it was necessary to replace portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999, including third-party network equipment, software products and services.

         As of March 26, 1999, the Company has completed testing and remediation of approximately 95% of its continuing operations business critical systems at an aggregated cost of approximately $500,000, representing approximately 20% of the Company's IT budget for the last four years, which has been obtained from internally generated funds. Substantially all of these costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from material suppliers and customers. Non-information technology systems do not represent a significant component of the Company's operations. The Company deducts these costs from income. Other non-Year 2000 efforts have not been materially delayed.

         The Company has contacted and received responses from all of its material suppliers and customers concerning Year 2000 compliance. Based on these discussions the Company is not aware of any supplier or customer with a Year 2000 issue that would materially impact its financial position, results of operations or liquidity. The Company did not use any independent verification or validation process to assure the reliability of their risk and cost estimates. Consequently, the Company has no means of ensuring that suppliers or customers will be Year 2000 ready. The effect of non-compliance by third parties is not determinable.

         Management believes that it has substantially completed an effective program to resolve the Year 2000 issue in a timely manner. In the event that the Company's program is not successful, management believes that it has established adequate contingency plans whereby the Company would rely on its own manual systems, independent of external providers' Year 2000 compliance, maintain increased inventory levels and adjust staffing levels for its business critical systems. Management believes that such an event would not materially affect the Company's financial position or results of operations. However, disruptions in the general economy resulting from Year 2000 issues could adversely affect the Company's financial condition or results of operations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  27 - Financial Data Schedule

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



                                     WINSLOEW FURNITURE, INC.



June 4, 1999                        By: /s/ Bobby Tesney
                                        ----------------------------------------
                                          Bobby Tesney
                                          President and Chief Executive Officer





June 4, 1999                        By: /s/ Vincent A. Tortorici, Jr.
                                        ----------------------------------------
                                          Vincent A. Tortorici, Jr.
                                          Chief Financial Officer