Form 10-K/A
period 1998-12-31
WINSLOEW FURNITURE INC
filed 1999-06-07
CIK 931814

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

For the fiscal year ended December 31, 1998
--------------------------------------------------------------------------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]

For the transition period from ____________________ to _______________________

Commission file number 0-25246
--------------------------------------------------------------------------------

                            WINSLOEW FURNITURE, INC.
             (Exact name of registrant as specified in its charter)


          FLORIDA                                          63-1127982
          -------                                          ----------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization                       Identification No.)


  160 VILLAGE STREET, BIRMINGHAM, ALABAMA                    35242
  ---------------------------------------                   --------
 (Address of principal executive offices)                  (Zip Code)


       (Registrant's telephone number, including area code) (205) 408-7600


          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                                         NAME OF EACH EXCHANGE
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of June 1, 1999, was approximately $117,525,165 based on a $31.75 closing sale price for the Common Stock quoted on the Nasdaq National Market System on such date. For purposes of this computation, all executive officers, directors, and 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of June 1, 1999, was 7,181,908.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends and restates Items 7, 8 and 14 in their entirety of the Annual Report on Form 10-K filed by WinsLoew Furniture, Inc. on March 30, 1999.

                                 INDEX TO ITEMS

                                                                                                              PAGE
                                                                                                              ----
PART II

   ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations................ 3

   ITEM 8. Financial Statements and Supplementary Data..........................................................10

PART III

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................29

Signatures......................................................................................................33

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

Write-off of goodwill in connection with sale of assets        $ 3,902,000
Reduction of inventory value                                     2,791,000
Reduction of property to net realizable value                    2,067,000
Reduction of accounts receivable value                           1,390,000
Other liabilities / reserves                                     1,050,000
Accrual for losses through disposition                           1,200,000
                                                             --------------
Total                                                          $12,400,000
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

RESULTS OF OPERATIONS

         The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 1998, 1997 and 1996 for each of the Company's product lines (in thousands, except for percentages):


                              1998                           1997                         1996
                 -----------------------------     --------------------------    ---------------------------
                     NET       GROSS     GROSS      NET       GROSS     GROSS     NET       GROSS     GROSS
                    SALES      PROFIT   MARGIN     SALES      PROFIT   MARGIN    SALES      PROFIT   MARGIN
                  ----------- --------- -------- ----------- --------- -------  ---------- --------- --------
Casual furniture     $59,733   $28,227    47.3%     $56,363   $24,164    42.9%    $58,066   $23,812    41.0%
Contract seating      69,938    23,439    33.5%      58,386    17,256    29.6%     48,629    14,126    29.0%
RTA                   11,689     2,462    21.1%       7,396     1,294    17.5%     10,710     1,438    13.4%
                  ----------- ---------          ----------- ---------         ----------- ---------

Total               $141,360   $54,128    38.3%    $122,145   $42,714    35.0%   $117,405   $39,376    33.5%
                  =========== =========          =========== =========         =========== =========

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


                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FIRST          SECOND            THIRD          FOURTH
                                                ------------    ------------    -------------    ------------
1998 QUARTERS
Net sales                                         $27,576         $42,892          $36,258         $34,634
Gross profit                                        9,630          16,740           13,527          14,231
Operating income                                    4,871          10,282            6,265           8,464
Interest expense (income)                             333             354              137            (189)
Income from continuing operations                   2,873           6,199            3,791           5,437
Gain on sale of discontinued operations                --              --               --           2,031
                                                ------------    ------------     ------------    ------------
Net income                                         $2,873          $6,199           $3,791          $7,468
                                                ============    ============     ============    ============
Basic earnings per share:
   Income from continuing operations(1)             $0.38           $0.83            $0.51           $0.75
   Gain on sale of discontinued
      operations                                       --              --               --            0.27
                                                ------------     -----------    -------------    ------------
   Net income(1)                                    $0.38           $0.83            $0.51           $1.02
                                                ============     ===========    =============    ============
Weighted average shares                             7,535           7,513            7,468           7,296
                                                ============     ===========    =============    ============

Diluted earnings per share:
   Income from continuing operations                $0.37           $0.80            $0.50           $0.73
   Gain on sale of discontinued
      operations                                       --              --               --            0.27
                                                ------------     -----------    -------------    ------------
   Net income                                       $0.37           $0.80            $0.50           $1.00
                                                ============     ===========    =============    ============
Weighted average shares and common share
equivalents outstanding                             7,683           7,722            7,647           7,453
                                                ============     ===========    =============    ============


                                                    FIRST            SECOND          THIRD          FOURTH
                                                  -----------      ------------    -----------    -----------
1997 QUARTERS
Net sales                                          $24,682           $39,854         $29,523        $28,086
Gross profit                                         7,519            15,020          10,073         10,102
Operating income                                     2,592             8,313           4,440          4,950
Interest expense                                       857               645             590            204
Income from continuing operations                    1,047             4,729           2,355          3,030
Loss from discontinued operations                     (229)             (225)            (73)          (191)
Loss on sale of discontinued operations                 --                --              --         (8,200)
                                                  -----------      ------------    -----------    -----------
Net income (loss)                                     $818            $4,504          $2,282        ($5,361)
                                                  ===========      ============    ===========    ===========
Basic earnings (loss) per share:
   Income from continuing operations(1)              $0.14             $0.63            $0.31         $0.40
   Loss from discontinued operations(1)              (0.03)            (0.03)           (0.01)        (0.03)
   Loss on sale of discontinued operations(1)           --                --              --          (1.09)
                                                  -----------      ------------    -----------    -----------
   Net income (loss)                                 $0.11             $0.60            $0.30        ($0.72)
                                                  ===========      ============    ===========    ===========
Weighted average shares                              7,443             7,456           7,508          7,524
                                                  ===========      ============    ===========    ===========

Diluted earnings (loss) per share:
   Income from continuing operations                 $0.14             $0.63           $0.31          $0.40
   Loss from discontinued
      operations                                     (0.03)            (0.03)           (0.01)       (0.03)
    Loss on sale of discontinued
      operations(1)                                     --                --              --         (1.07)
                                                  -----------      ------------    -----------    -----------
   Net income (loss)(1)                              $0.11             $0.60           $0.30         ($0.70)
                                                  ===========      ============    ===========    ===========

Weighted average shares and common share
equivalents outstanding                              7,495             7,502           7,602          7,630
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

As of December 31, 1998, the Company has completed testing and remediation of approximately 91% of its continuing operations business critical systems at an aggregated cost of approximately $500,000, representing approximately 20% of the Company's IT budget for the last four years, which has been obtained from internally generated funds. Substantially all of these costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from material suppliers and customers. Non-information technology systems do not represent a significant component of the Company's operations. The Company deducts these costs from income. Other non-Year 2000 efforts have not been materially delayed.

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

                                     PART II

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
Report of Ernst & Young LLP, Independent Auditors......................................................          11

Consolidated Balance Sheets as of
   December 31, 1998 and 1997..........................................................................          12

Consolidated Statements of Income
   For the Years Ended December 31, 1998, 1997 and 1996................................................          13

Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 1998, 1997 and 1996................................................          14

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 1998, 1997 and 1996................................................          15

Notes to Consolidated Financial Statements.............................................................          16

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



                                                         /s/ Ernst & Young LLP


Birmingham, Alabama
January 29, 1999

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands except share and per share amounts)                              DECEMBER 31,
                                                                          ---------------------
                                                                            1998         1997
                                                                          -------      -------
ASSETS
Cash and cash equivalents                                                 $   475      $   707
Cash in escrow                                                              1,000           --
Accounts receivable, less allowances for doubtful accounts of
   $1,694 and $788 at December 31, 1998 and 1997, respectively             23,647       22,031
Inventories                                                                12,206       10,433
Prepaid expenses and other current assets                                   4,638        7,409
Net assets of discontinued operations                                          --        1,470
                                                                          -------      -------
       Total current assets                                                41,966       42,050

Net assets of discontinued operations                                          --        4,548
Property, plant and equipment, net                                         13,948       12,023
Goodwill, net                                                              27,176       21,021
Other assets, net                                                           1,463          772
                                                                          -------      -------
                                                                          $84,553      $80,414
                                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                         $    47      $   515
Accounts payable                                                            4,377        3,395
Other accrued liabilities                                                   9,952        8,203
Net liabilities of discontinued operations                                  1,750           --
                                                                          -------      -------
       Total current liabilities                                           16,126       12,113

Long-term debt, net of current portion                                      1,400       15,908
Deferred income taxes                                                         801        1,367
                                                                          -------      -------
       Total liabilities                                                   18,327       29,388
                                                                          -------      -------

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0l per share, 5,000,000 shares
   authorized, none issued                                                     --           --
Common stock - par value $.0l per share, 20,000,000 shares
   authorized, 7,294,408 and 7,526,508 shares issued and
   outstanding at December 31, 1998 and 1997, respectively                     73           75
Additional paid-in capital                                                 19,797       24,926
Retained earnings                                                          46,356       26,025
                                                                          -------      -------
Total stockholders' equity                                                 66,226       51,026
                                                                          -------      -------
                                                                          $84,553      $80,414
                                                                          =======      =======



                             See accompanying notes.

                    WINSLOEW FURNITURE, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


(In thousands except per share amounts)                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1998           1997           1996
                                                       --------      ---------       ---------
Net sales                                              $141,360      $ 122,145       $ 117,405
Cost of sales                                            87,232         79,431          78,029
                                                       --------      ---------       ---------
     Gross profit                                        54,128         42,714          39,376

Selling, general and administrative expenses             23,124         21,427          21,472
Amortization                                              1,122            992           1,444
                                                       --------      ---------       ---------
     Operating income                                    29,882         20,295          16,460

Interest expense                                            635          2,296           3,083
                                                       --------      ---------       ---------
     Income from continuing operations before
       income taxes                                      29,247         17,999          13,377
Provision for income taxes                               10,947          6,838           4,834
                                                       --------      ---------       ---------
     Income from continuing operations                   18,300         11,161           8,543
Loss from discontinued operations,
       net of taxes                                          --           (718)           (259)
Gain (loss) from sale of discontinued operations,
       net of taxes                                       2,031         (8,200)             --
                                                       --------      ---------       ---------
     Net income                                        $ 20,331      $   2,243       $   8,284
                                                       ========      =========       =========

Basic earnings (loss) per share:
   Income from continuing operations                   $   2.46      $    1.49       $    0.98
   Loss from discontinued operations,
       net of taxes                                          --          (0.09)          (0.03)
   Gain (loss) from sale of discontinued
       operations, net of taxes                            0.27          (1.10)             --
                                                       --------      ---------       ---------
     Net income                                        $   2.73      $    0.30       $    0.95
                                                       ========      =========       =========

   Weighted average number of shares                      7,450          7,484           8,724
                                                       ========      =========       =========
Diluted earnings (loss) per share:
   Income from continuing operations                   $   2.40      $    1.48       $    0.98
   Loss from discontinued operations,
       net of taxes                                          --          (0.10)          (0.03)
   Gain (loss) from sale of discontinued
       operations, net of taxes                            0.27          (1.08)             --
                                                       --------      ---------       ---------
     Net income                                        $   2.67      $    0.30       $    0.95
                                                       ========      =========       =========
   Weighted average number of shares and
       common stock equivalents                           7,624          7,563           8,730
                                                       ========      =========       =========


                             See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



(In thousands except share amounts)

                                               COMMON STOCK          ADDITIONAL
                                          ----------------------      PAID-IN        RETAINED
                                            SHARES        AMOUNT      CAPITAL        EARNINGS      TOTAL
                                          ----------      ------     ---------       --------     -------
BALANCE, DECEMBER 31, 1995                 8,967,112       $ 90       $ 37,640       $15,498      $ 53,228

Exercise of stock options                     25,100         --            187            --           187
Repurchase and cancellation of stock        (576,925)        (6)        (3,958)           --        (3,964)
Repurchase and cancellation of stock
     from affiliated company                (933,504)        (9)        (9,326)           --        (9,335)
Net income                                        --         --             --         8,284         8,284
                                          ----------       ----       --------       -------      --------
BALANCE, DECEMBER 31, 1996                 7,481,783         75         24,543        23,782        48,400

Exercise of stock options                     94,725          1            872            --           873
Repurchase and cancellation of stock         (50,000)        (1)          (489)           --          (490)
Net income                                        --         --             --         2,243         2,243
                                          ----------       ----       --------       -------      --------
BALANCE, DECEMBER 31, 1997                 7,526,508         75         24,926        26,025        51,026

Exercise of stock options                     63,900          1            924            --           925
Repurchase and cancellation of stock        (296,000)        (3)        (6,053)           --        (6,056)
Net income                                        --         --             --        20,331        20,331
                                          ----------       ----       --------       -------      --------
BALANCE, DECEMBER 31, 1998                 7,294,408       $ 73       $ 19,797       $46,356      $ 66,226
                                          ==========       ====       ========       =======      ========




                             See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                             YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------------
                                                                                       1998          1997           1996
                                                                                    --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 20,331       $  2,243       $  8,284
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                       2,618          2,634          2,979
   Provision for losses on accounts receivable                                         1,331             42          1,759
   Change in net assets held for sale                                                  6,743         14,710          1,591
   Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
     Accounts receivable                                                              (2,210)         1,875           (617)
     Inventories                                                                      (1,164)         1,182            288
     Prepaid expenses and other current assets                                         2,779         (3,871)            50
     Other assets                                                                        843            691           (144)
     Accounts payable                                                                    792           (591)         1,841
     Other accrued liabilities                                                          (357)         3,386           (497)
     Deferred income taxes                                                              (566)          (310)           690
                                                                                    --------       --------       --------
       Total adjustments                                                              10,809         19,748          7,940
                                                                                    --------       --------       --------
       Net cash provided by operating activities                                      31,140         21,991         16,224
                                                                                    --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of disposals                                               (942)          (425)        (1,351)
   Proceeds from disposition of business                                                  --          2,119             --
   Proceeds from disposition of business held in escrow                               (1,000)            --             --
   Investment in subsidiary                                                           (9,323)            --             --
                                                                                    --------       --------       --------
       Net cash provided by (used in) investing activities                           (11,265)         1,694         (1,351)
                                                                                    --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving credit agreements                                    (10,837)       (19,872)           (65)
   Payments on long-term debt                                                         (4,139)        (4,386)        (4,225)
   Proceeds from issuance of common stock, net                                           925            873            187
   Repurchase and cancellation of stock                                               (6,056)          (490)        (3,964)
   Repurchase and cancellation of stock from affiliated company                           --             --         (9,335)
   Proceeds front issuance of long-term debt                                              --             --          3,030
                                                                                    --------       --------       --------
       Net cash used in financing activities                                         (20,107)       (23,875)       (14,372)
                                                                                    --------       --------       --------

       Net increase (decrease) in cash and cash equivalents                             (232)          (190)           501
Cash and cash equivalents at beginning of year                                           707            897            396
                                                                                    --------       --------       --------
Cash and cash equivalents at end of year                                            $    475       $    707       $    897
                                                                                    ========       ========       ========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                    $    695       $  2,318       $  3,296
   Income taxes paid                                                                $  9,579       $  6,048       $  3,937
                                                                                    ========       ========       ========

   Investing activities included the acquisition of Tropic Craft in 1998.
   Assets acquired, liabilities assumed and consideration paid was as follows:

   Fair value of assets acquired                                                    $ 10,078
   Cash acquired                                                                         (43)
   Liabilities assumed                                                                  (712)
                                                                                    --------
                                                                                    $  9,323
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
                                                                           ===========

The Company planned to sell two of the businesses and liquidate the assets related to the futon business. During 1998 the Company sold one of the businesses and completed the liquidation of the futon business. At the end of 1997 and during 1998, the Company attempted to sell its remaining RTA facility but was unable to obtain a satisfactory offer. The Company devoted significant management time to the operation resulting in improved profitability by the end of 1998. Due to the recovery, the Company decided, during the fourth quarter of 1998, to retain Southern Wood.

As a condition of the sale mentioned above, WinsLoew is required to hold in escrow $1.0 million of the sales proceeds to provide indemnification to the purchaser for claims arising from the date of purchase to December 31, 1999.

The operating results of the discontinued operations are summarized as follows (dollars in thousands, except for per share amounts):

                                                     For the Years Ended December 31,
                                           ---------------------------------------------------
                                               1998               1997                1996
                                           ----------          ----------           ----------
Net sales                                  $   4,432             $15,921              $26,574
Income before taxes                               --              (1,178)                (385)
Net loss                                          --                (718)                (259)
Net loss per share - diluted               $      --             $ (0.10)             $ (0.03)

The net assets of the discontinued operations at December 31, 1998 and 1997 are as follows:

(In thousands)                                   1998                 1997
                                              -----------          ----------
Current assets                                $        --          $    3,449
Current liabilities, including reserve
   for estimated losses through
   disposal date                                   (1,750)             (1,979)
                                              ===========          ==========
Net assets/liabilities of discontinued
   operations, current                            ($1,750)         $    1,470
                                              -----------          ----------

Property, net                                 $        --          $      478
Goodwill, net                                          --               4,018
Other assets                                           --                  52
                                              -----------          ----------
Net assets of discontinued
   operations, non-current                    $        --          $    4,548
                                              ===========          ==========

Under the provisions of SFAS No. 5, Accounting for Contingencies, the Company has evaluated the contingencies related to the sale of its discontinued RTA operation and the liquidation of its discontinued futon operations. This evaluation resulted in a net liability of $1,750,0000, which is comprised of $1,160,000 for the settlement of warranty claims and product returns in accordance with the Company's warranty policy and contractual indemnity related to the sale of the RTA operations, $200,000 in contingent liabilities related to the closing of the sale of the RTA operations, $250,000 of litigation involving a disputed trade name and $140,000 of miscellaneous items. The contingent amounts are expected to be finalized by December 31, 1999 and settled during 2000.

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

The operating results of the subsequently retained Southern Wood operation for each of the years the operation was reported as a discontinued operation are summarized as follows (dollars in thousands, except for per share amounts):

                                                     For the Years Ended December 31,
                                           ---------------------------------------------------
                                              1998                1997                1996
                                           ----------          ----------           ----------
Net sales                                  $   11,689          $    7,396           $   10,710
Income before taxes                             1,004                 399                   30
Net income                                        611                 247                   18
Net income per share - diluted             $     0.08          $     0.03           $       --

During 1998, the Company recorded pre-tax income from the disposition of discontinued operations totaling $3.2 million ($2.0 million net of taxes). The components are as follows:

Gain on liquidation of Futon operations                   $   2,425,000
Reversal of reserves related to Southern Wood                 1,857,000
Loss on sale of remaining RTA operation                      (1,093,000)
                                                                     --
                                                          -------------
Total                                                     $   3,189,000
                                                          =============

The reversal of reserves is comprised of $1,157 related to the write-down of assets to net realizable values, $400,000 estimated loss from operations, and $300,000 for estimated costs of disposal. The amounts were a reversal of the amounts accrued in 1997 for discontinued operations related to Southern Wood.

The loss on the sale of the remaining RTA operation is the actual loss incurred on the sale of the business in 1998.

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

(In thousands, except per share  amounts)

                                             For the Years Ended December 31,
                                          --------------------------------------
                                              1998                      1997
                                          -----------               ------------
Net sales                                   $144,752                   $127,108
Income from continuing
   operations                               $ 18,946                   $ 11,298
Net income                                  $ 20,977                   $  2,380
Income from continuing
   operations per share - diluted           $   2.49                   $   1.49
Net income per share - diluted              $   2.76                   $   0.32

4.  LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1998 and 1997:


(In thousands)
                                               1998           1997
                                             --------       --------
Revolving line of credit                      $  1,400      $  1,546
Term loan                                           --         2,287
Acquisition line of credit                          --        12,500
Other                                               47            90
                                              --------      --------
                                                 1,447        16,423
Less: current portion                               47           515
                                              --------      --------
                                              $  1,400      $ 15,908
                                              ========      ========

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

6.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                                    For the Years Ended December 31,
                                         --------------------------------------------------------
(In thousands)                                1998                1997                 1996
                                         ----------------    ---------------      ---------------
Provision for taxes related to
   continuing operations                     $ 10,947            $ 6,838               $ 4,834
Benefit for taxes related to
   discontinued operations                         --               (375)                 (126)
Provision (benefit) for taxes related
   to loss on sale of discontinued
   operations                                   1,158             (4,200)                   --
                                             --------            -------               -------
Total provision for taxes                    $ 12,105            $ 2,263               $ 4,708
                                             ========            =======               =======


                                                 For the Years Ended December 31,
                                             -------------------------------------
(In thousands)                                 1998           1997           1996
                                             --------       --------       -------
Federal:
   Current                                   $ 10,128       $  3,985      $ 4,478
   Deferred                                       856         (1,936)        (251)
State:
   Current                                        989            496          542
   Deferred                                       132           (282)         (61)
                                             --------       --------      -------
                                             $ 12,105       $  2,263      $ 4,708
                                             ========       ========      =======

At December 31, 1998 and 1997, deferred tax assets and liabilities consisted of the following:

(In thousands)

                                               1998           1997
                                             --------       --------
Deferred tax assets:
   Capitalized inventory costs               $    173       $    415
   Reserves and accruals                        2,894          3,660
   State net operating loss carryforwards         304            344
                                             --------       --------
Deferred tax assets                             3,371          4,419
                                             --------       --------

Deferred tax liabilities:
   Intangible asset basis difference             (191)           (98)
   Excess of tax over book depreciation          (611)        (1,194)
   Prepaid expenses                               (94)           (93)
   Other                                         (504)           (75)
                                             --------       --------
   Deferred tax liabilities                    (1,400)        (1,460)
                                             --------       --------
Deferred income taxes, net                   $  1,971       $  2,959
                                             ========       ========
Included in:
   Other current assets/liabilities          $  2,772       $  4,326
   Deferred income taxes                         (801)        (1,367)
                                             --------       --------
                                             $  1,971       $  2,959
                                             ========       ========

The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:

                                              For the Years Ended December 31,
                                           --------------------------------------
                                             1998           1997           1996
                                           --------       --------       --------
Federal income tax rate                      35.0%           34.0%          34.0%
State income taxes                            3.4%            4.7%           2.2%
Goodwill amortization                         2.1%            9.3%           2.0%
Other                                        (3.4%)           2.2%          (2.0%)
                                           ------         -------        --------
Effective tax rate                           37.1%           50.2%          36.2%
                                           ======         =======        =======

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


                                                         For the Years Ended December 31,
                                                ----------------------------------------------------
                                                    1998                1997               1996
                                                --------------     ---------------    --------------
(In thousands)
Pro forma net income                            $      20,035      $        2,068     $        8,198
                                                =============      ==============     ==============

Pro forma income (loss) per share, diluted:
   Income from continuing operations            $        2.36      $         1.45     $         0.97

   Loss from discontinued operations,
       net of taxes                                       --                (0.09)             (0.03)
   Gain (loss) from sale of discontinued
       operations, net of taxes                           0.27              (1.08)                --
                                                --------------     ---------------    --------------
   Net income                                   $         2.63     $         0.28     $         0.94
                                                ==============     ===============    ==============

Information with respect to WinsLoew's Plan is as follows:

                                                    1998
                                     -----------------------------------
                                                       Weighted Average
                                          Options       Exercise Price          1997              1996
                                     ---------------  ------------------   -------------      -------------
Options outstanding at January 1            784,850         $ 9.19              671,550             738,450
Granted                                      40,000         $20.62              250,000              25,000
Exercised                                   (63,900)        $ 8.25              (94,725)            (25,100)
Canceled                                    (18,050)        $ 9.29              (41,975)             66,800)
                                       ------------                        ------------       -------------
Options outstanding at December 31          742,900         $ 9.89              784,850             671,550
                                       ============                        ============       =============
Exercise prices per share              $5.88-$23.44                        $5.88-$16.06       $ 5.88-$11.63
Options exercisable at December 31          422,060         $ 9.20              407,100             480,400
                                       ============                        ============       =============
Options available for grant at
     December 31                            573,375                             595,325             803,350
                                       ============                        ============       =============


Information with regard to options outstanding and exercise price at December 31 is as follows:

                                                                                       Options Exercisable
                                                                                       at December 31, 1998
                                                                         Weighted     ------------------------
                        Weighted                                          Average
                        Average          Options Outstanding             Remaining                     Weighted
                        Exercise  ----------------------------------       Life                         Average
Exercise Price          Price       1998         1997         1996      at 12/31/98     Shares          Price
-------------------  -----------  ----------  ----------  ----------   -------------  ----------       -------
  $5.88 - $6.67          $ 6.16     255,800     291,850      356,250       6.1          160,240        $  6.20
       8.66                8.66       8,200      10,250       10,250       6.2            4,920           8.66
  10.00 - 10.50           10.35     240,900     284,750      158,550       7.3          104,900          10.16
  11.13 - 11.63           11.56     163,000     163,000      146,500       5.4          145,000          11.61
      12.63               12.63      20,000      20,000           --       8.6            4,000          12.63
      16.06               16.06      15,000      15,000           --       8.9            3,000          16.06
      17.00               17.00      17,500          --           --       9.0               --             --
      23.44               23.44      22,500          --           --       9.4               --             --
                                    -------     -------     --------                   --------

      Total                9.89     742,900     784,850      671,550       7.0          422,060           9.20
                                    =======     =======     ========                   ========


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

                                                  For the Years Ended December 31,
                                                -----------------------------------
                                                  1998          1997          1996
                                                --------      -------       -------
(In thousands)
REVENUES:
Casual products                                 $ 59,733      $ 56,363      $ 58,066
Contract seating products                         69,938        58,386        48,629
Ready to assemble products                        11,689         7,396        10,710
                                                --------      --------      --------

        Total revenues                          $141,360      $122,145      $117,405
                                                ========      ========      ========
SEGMENT GROSS PROFIT:
Casual products                                 $ 28,227      $ 24,164      $ 23,812
Contract seating products                         23,439        17,256        14,126
Ready to assemble products                         2,462         1,294         1,438
                                                --------      --------      --------

         Total segment gross profit               54,128        42,714        39,376
Reconciling items:
Selling and general and administrative
   expenses                                       23,124        21,427        21,472
Amortization                                       1,122           992         1,444
                                                --------      --------      --------

Operating income                                  29,882        20,295        16,460
Interest expense, net                                635         2,296         3,083
                                                --------      --------      --------

Income from continuing operations before
   income taxes                                 $ 29,247      $ 17,999      $ 13,377
                                                ========      ========      ========


DEPRECIATION AND AMORTIZATION:
Casual products                                 $  1,550      $  1,532      $  1,956
Contract seating products                            425           411           360
Ready to assemble products                           309           341           349
                                                --------      --------      --------

       Total                                       2,284         2,284         2,665
Reconciling items:
Corporate                                            334           350           314
                                                --------      --------      --------

Total depreciation and amortization             $  2,618      $  2,634      $  2,979
                                                ========      ========      ========

                                                  For the Years Ended December 31,
                                                ------------------------------------
                                                   1998          1997         1996
                                                --------      --------      --------
EXPENDITURES FOR (DISPOSAL OF) LONG LIVED
   ASSETS, NET:
Casual products                                 $    (24)     $    790      $    629
Contract seating products                            129           236           162
Ready to assemble products                           103          (576)           61
                                                --------      --------      --------
       Total                                         208           450           852

Reconciling items:
Corporate                                            734           (25)          499
                                                --------      --------      --------
Total expenditures for long lived assets,
   net                                          $    942      $    425      $  1,351
                                                ========      ========      ========

SEGMENT ASSETS:
Casual products                                 $ 51,880      $ 41,964      $ 48,086
Contract seating products                         23,486        21,836        22,372
Ready to assemble products                         6,496         3,974         6,246
                                                --------      --------      --------

        Total                                     81,862        67,774        76,704
Reconciling items:
Corporate                                          2,691         6,622         2,518
Assets held for sale                                  --         6,018        20,728
                                                --------      --------      --------

Total consolidated assets                       $ 84,553      $ 80,414      $ 99,950
                                                ========      ========      ========


The Company has one contract seating customer that accounted for 17%, 16% and 10% of consolidated revenues in the years ended December 31, 1998, 1997 and 1996, respectively.

10.  SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

                                                December 31,
                                        ----------------------------
                                            1998            1997
                                        ------------    ------------
(In thousands)

Inventories:
Raw materials                           $     9,288     $     8,146
Work in process                               1,521           1,089
Finished goods                                1,397           1,198
                                        -----------     -----------
                                        $    12,206     $    10,433
                                        ===========     ===========

                                                    December 31,
                                         -----------------------------------
                                             1998                   1997
                                         ----------              -----------
(In thousands)
Property, plant and equipment:
Land                                     $   2,628              $    1,834
Building and improvements                   10,838                   9,273
Manufacturing equipment                      9,464                   9,146
Office equipment                             1,953                   1,776
Construction in progress                        81                      74
Vehicles                                       176                     141
                                         ---------              ----------
                                            25,140                  22,244
Accumulated depreciation                   (11,192)                (10,221)
                                         ---------              ----------
                                         $  13,948              $   12,023
                                         =========              ==========

Other accrued liabilities:

Compensation, commissions and
   employee benefits                     $   3,063              $    2,324
Customer deposits                            1,749                   1,559
Income taxes                                 1,546                     971
Interest                                        24                      88
Other                                        3,570                   3,261
                                         ---------              ----------
                                         $   9,952              $    8,203
                                         =========              ==========

Depreciation expense for continuing operations was $1,496,000, $1,642,000, and $1,535,000 for the years ended December 31, 1998, 1 997 and 1996, respectively.

Accumulated amortization at December 3, 1998 and 1 997 related to goodwill was $6,348,000 and $5,564,000, respectively. Accumulated amortization at December 31, 1998 and 1997 related to other intangible assets was $1,110,000 and $773,000, respectively.



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