Form 10-Q/A
period 1999-03-26
WINSLOEW FURNITURE INC
filed 1999-07-14
CIK 931814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal quarter ended March 26, 1999

                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
Commission File Number 0-25246


                            WINSLOEW FURNITURE, INC.
             (Exact name of registrant as specified in its charter)


             FLORIDA                                  63-1127982
             -------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

160 VILLAGE STREET, BIRMINGHAM, ALABAMA                   35242
---------------------------------------                 ---------
(Address of principal executive offices)                (Zip Code)


       (Registrant's telephone number, including Area Code) (205) 408-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
        Class                                                at June 14, 1999
        -----                                                ----------------
   $ .01 par value                                              7,181,908

                                EXPLANATORY NOTE

         This Amendment No. 3 on Form 10-Q/A amends and restates Item 1 of Part I in its entirety of the Quarterly Report on Form 10-Q filed by WinsLoew Furniture, Inc. on April 30, 1999, as amended by Amendment No. 1 on Form 10-Q/A filed on May 5, 1999, as amended by Amendment No. 2 on Form 10-Q/A filed on June 4, 1999.



                            WINSLOEW FURNITURE, INC.

                                      INDEX


PART I.          FINANCIAL INFORMATION                                                               PAGE
                                                                                                     ----
Item 1.  Financial Statements
         Consolidated Balance Sheets...........................................................       3
         Consolidated Statements of Income.....................................................       4
         Consolidated Statements of Cash Flows.................................................       5
         Notes to Consolidated Financial Statements............................................      6-8

Signatures.....................................................................................        9

                         PART II. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(In thousands except share and per share amounts)

                                                                                            MARCH 26,           DECEMBER 31,
                                                                                              1999                 1998
                                                                                             -------              -------
Assets:
Cash and cash equivalents                                                                    $   963              $   475
Cash in escrow                                                                                 1,000                1,000
Accounts receivable, less allowances for doubtful accounts                                    31,278               23,647
Inventories                                                                                   12,926               12,206
Prepaid expenses and other current assets                                                      3,891                4,638
                                                                                             -------              -------
         Total current assets                                                                 50,058               41,966

Property, plant and equipment, net                                                            13,684               13,948
Goodwill, net                                                                                 26,955               27,176
Other assets                                                                                   1,129                1,463
                                                                                             -------              -------
                                                                                             $91,826              $84,553
                                                                                             =======              =======

Liabilities and Stockholders' Equity:
Current portion of long-term debt                                                            $    35              $    47
Accounts payable                                                                               4,598                4,377
Other accrued liabilities                                                                     10,673                9,952
Net liabilities of discontinued operations                                                     1,715                1,750
                                                                                             -------              -------
         Total current liabilities                                                            17,021               16,126

Long-term debt, net of current portion                                                         6,669                1,400
Deferred income taxes                                                                            912                  801
                                                                                             -------              -------
         Total liabilities                                                                    24,602               18,327
                                                                                             -------              -------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, none issued                                                               --                   --
   Common stock, par value $.01 per share, 20,000,000 shares
     authorized, 7,181,908 and 7,294,408 shares issued and outstanding
     at March 26, 1999 and December 31, 1998                                                      72                   73
   Additional paid-in capital                                                                 16,612               19,797
   Retained earnings                                                                          50,540               46,356
                                                                                             -------              -------
         Total stockholder's equity                                                           67,224               66,226
                                                                                             -------              -------
                                                                                             $91,826              $84,553
                                                                                             =======              =======


                             See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



(In thousands except per share amounts)

                                                                                                       FOR THE QUARTERS ENDED
                                                                                                       ----------------------
                                                                                                     MARCH 26,             MARCH 27,
                                                                                                      1999                  1998
                                                                                                     -------               -------
Net sales                                                                                             $32,910                $27,576
Cost of sales                                                                                          20,031                 17,946
                                                                                                      -------                -------
       Gross profit                                                                                    12,879                  9,630
Selling, general and administrative expenses                                                            5,725                  4,515
Amortization                                                                                              316                    244
                                                                                                      -------                -------
       Operating income                                                                                 6,838                  4,871
Interest expense                                                                                          123                    333
                                                                                                      -------                -------
Income before income taxes                                                                              6,715                  4,538
Provision for income taxes                                                                              2,531                  1,665
                                                                                                      -------                -------
       Net income                                                                                     $ 4,184                $ 2,873
                                                                                                      =======                =======
Basic earnings per share                                                                              $  0.58                $  0.38
                                                                                                      =======                =======
Weighted average number of shares                                                                       7,220                  7,535
                                                                                                      =======                =======
Diluted earnings per share                                                                            $  0.56                $  0.37
                                                                                                      =======                =======
Weighted average number of shares and common stock equivalents                                          7,434                  7,683
                                                                                                      =======                =======



                             See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                          FOR THE QUARTERS ENDED
                                                                                                           ----------------------
                                                                                                         MARCH 26,         MARCH 27,
                                                                                                           1999                1998
                                                                                                           ----                ----
Cash flows from operating activities:
Net income                                                                                              $ 4,184             $ 2,873
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                                               692                 607
Provision for losses on accounts receivable                                                                 377                  79
Change in net assets held for sale                                                                           --                 805
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
   Accounts receivable                                                                                   (8,008)             (6,540)
   Inventories                                                                                             (720)               (272)
   Prepaid expenses and other current assets                                                                747               2,635
   Other assets                                                                                             239                (715)
   Accounts payable                                                                                         221               1,203
   Other accrued liabilities                                                                                686                 485
   Deferred income taxes                                                                                    111                (622)
                                                                                                         ------              ------
     Total adjustments                                                                                   (5,655)             (2,335)
                                                                                                         ------              ------
     Net cash provided by (used in) operating activities                                                 (1,471)                538
                                                                                                         ------              ------
Cash flows from investing activities:
     Capital expenditures, net of disposals                                                                (112)               (334)
                                                                                                         ------              ------
     Net cash used in investing activities                                                                 (112)               (334)
                                                                                                         ------              ------
Cash flows from financing activities:
     Net borrowings under revolving credit agreements                                                     5,257                 795
     Proceeds from issuance of common stock, net                                                             --                 168
     Repurchase and cancellation of stock                                                                (3,186)                 --
                                                                                                         ------              ------
   Net cash provided by financing activities                                                              2,071                 963
                                                                                                         ------              ------
     Net increase in cash and cash equivalents                                                              488               1,167
   Cash and cash equivalents at beginning of year                                                           475                 707
                                                                                                         ------              ------
   Cash and cash equivalents at end of period                                                           $   963             $ 1,874
                                                                                                         ======              ======
   Supplemental disclosures:
     Interest paid                                                                                      $    28             $   259
     Income taxes paid                                                                                  $   155             $    28
                                                                                                         ======              ======


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

2.       INVENTORIES

         Inventories consisted of the following:

(In thousands)                                   March 26,        December 31,
                                                   1999               1998
                                                   ----               ----
Raw materials                                     $  9,739           $  9,288
Work in process                                      1,619              1,521
Finished goods                                       1,568              1,397
                                                   -------            -------
                                                   $12,926            $12,206
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

                                                                                                           Three Months Ended
                                                                                                           ------------------
                                                                                                     March 26,            March 27,
                                                                                                         1999                   1998
                                                                                                      -------                -------
         REVENUES:
         Casual products                                                                              $13,634                $ 9,630
         Contract seating products                                                                     15,885                 15,498
         Ready to assemble products                                                                     3,391                  2,448
                                                                                                      -------                -------
                  Total revenues                                                                      $32,910                $27,576
                                                                                                      =======                =======

         SEGMENT GROSS PROFIT:
         Casual products                                                                              $ 6,467                $ 4,354
         Contract seating products                                                                      5,619                  4,769
         Ready to assemble products                                                                       793                    507
                                                                                                      -------                -------
                  Total segment gross profit                                                           12,879                  9,630
         Reconciling items:
         Selling, general and administrative expenses                                                   5,725                  4,515
         Amortization                                                                                     316                    244
                                                                                                      -------                -------
                  Operating Income                                                                      6,838                  4,871
         Interest expense-net                                                                             123                    333
                                                                                                      -------                -------
         Income from continuing operations before income taxes                                        $ 6,715                $ 4,538
                                                                                                      =======                =======

         SEGMENT ASSETS:
         Casual products                                                                              $60,104                $51,880
         Contract seating products                                                                     22,808                 23,486
         Ready to assemble products                                                                     7,241                  6,496
                                                                                                      -------                -------
                  Total                                                                                90,153                 81,862
         Reconciling items:
         Corporate                                                                                      1,673                  2,691
                                                                                                      -------                -------

                  Total consolidated assets                                                           $91,826                $84,553
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



                                WINSLOEW FURNITURE, INC.



July 14, 1999                   By: /s/ Bobby Tesney
                                    -----------------------------
                                     Bobby Tesney
                                     President and Chief Executive Officer





July 14, 1999                   By: /s/ Vincent A. Tortorici, Jr.
                                    -----------------------------
                                     Vincent A. Tortorici, Jr.
                                     Chief Financial Officer