Form 10-Q
period 1999-06-25
WINSLOEW FURNITURE INC
filed 1999-07-21
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE  SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 25, 1999
                             -------------

                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -----------------

Commission File Number  0-25246
                        --------


                     WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


          FLORIDA                         63-1127982
-------------------------------       --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


160 VILLAGE STREET, BIRMINGHAM,  ALABAMA        35242
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                      (205) 408-7600
                      --------------
(Registrant's telephone number, including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X  .  No
       ------  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at July 15, 1999
---------------          -----------------------------------
$ .01 par value                     7,181,908



WINSLOEW FURNITURE, INC.

INDEX




PART I.	FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements
		Consolidated Balance Sheets .......................................... 	3
		Consolidated Statements of Income .................................... 	4
		Consolidated Statements of Cash Flows .................................	5
		Notes to Consolidated Financial Statements ......................... 	6-8

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations .............................. 	9-13


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings .............................................	14

	Item 4.	Submission of Matters to a Vote of Security Holders ...........	14

	Item 6.	Exhibits and Reports on Form 8-K ..............................	14

Signatures ............................................................ 	15


                             2
WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


(In thousands except share
and per share amounts)                 June 25,      December 31,
                                         1999            1998
                                       ---------     -----------
Assets
Cash and cash equivalents                $13,881         $   475
Cash in escrow                       					 1,000     	     1,000
Accounts receivable, less
  allowances for doubtful accounts        24,037          23,647
Inventories                               11,239          12,206
Prepaid expenses and other
  current assets                           4,271           4,638
                                         -------        --------
          Total current assets            54,428          41,966

Property, plant and equipment, net        13,443          13,948
Goodwill, net                             26,733          27,176
Other assets                               1,863           1,463
                                         -------         -------
                                         $96,467         $84,553
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt        $    24         $    47
Accounts payable                           6,660           4,377
Other accrued liabilities                 12,694           9,952
Net liabilities of discontinued operations 1,603           1,750
                                         -------         -------
          Total current liabilities       20,981          16,126

Long-term debt, net of current portion        --           1,400
Deferred income taxes                        912             801
                                         -------         -------
          Total liabilities               21,893          18,327
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --              --
 Common stock; par value $.01
  per share, 20,000,000 shares
  authorized, 7,181,908 and 7,294,408
  shares issued and outstanding at
  June 25, 1999 and December 31, 1998,        72              73
   respectively
 Additional paid-in capital               16,612          19,797
 Retained earnings                        57,890          46,356
                                         -------         -------
          Total stockholders' equity      74,574          66,226
                                         -------         -------
                                         $96,467         $84,553
                                         =======         =======

                           See accompanying notes.

                                     3

WinsLoew Furniture, Inc and Subsidiaries
Consolidated Statements of Income
(Unaudited)

(In thousands except
per share amounts)
                    Three Months Ended        Six Months Ended
                 ------------------------- ----------------------
                      June 25,    June 26,    June 25,   June 26,
                       1999        1998        1999       1998
                     ---------   ---------   ---------  ---------
Net sales             $47,679     $42,892     $80,589    $70,468
Cost of sales          27,983      26,152      48,014     44,098
                     --------    --------    --------   --------
   Gross profit        19,696      16,740      32,575     26,370

Selling, general
  and administrative
  expenses              7,545       6,215      13,270     10,730
Amortization              318         243         634        487
                     --------    --------    --------   --------
   Operating income    11,833      10,282      18,671     15,153

Interest expense (income) (46)        354          77        687
                     --------    --------    --------   --------
Income before
  income taxes         11,879       9,928      18,594     14,466
Provision for
  income taxes          4,529       3,729       7,060      5,394
                      -------    --------    --------   --------
Net income             $7,350      $6,199     $11,534     $9,072
                      =======     =======     =======    =======


Basic earnings
  per share             $1.02       $0.83       $1.60     $1.21
                        =====      ======       =====     =====

Weighted average
  number of shares      7,200       7,513       7,200     7,513
                        =====       =====       =====     =====


Diluted earnings
  per share             $0.99      $0.80         $1.55     $1.17
                        =====     ======         =====     =====

Weighted average
  number of shares
  and common stock
  equivalents           7,444      7,722         7,444     7,722
                        =====     ======         =====     =====

                          See accompanying notes.

                                     4


WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)



(In thousands)                           For the Six Months Ended
                                        -------------------------
                                        June 25,      June 26,
                                          1999           1998
                                        ---------     ----------
Cash flows from operating activities:
Net income                                $11,534         $9,072
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
Depreciation and amortization               1,381          1,203
Provision for losses on accounts
  receivable                                  460            427
Change in net assets held for sale             --            844
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                        (850)        (1,362)
  Inventories                                 967           (682)
  Prepaid expenses and other
    current assets                            367          2,647
  Other assets and goodwill, net             (591)          (658)
  Accounts payable                          2,283          2,275
  Other accrued liabilities                 2,595          5,308
    and net liabilities of discontinued
    operations
  Deferred income taxes                       111           (622)
                                          -------        -------
   Total adjustments                        6,723          9,380
                                          -------        -------
   Net cash provided by
     operating activities                  18,257         18,452
                                          -------        -------

Cash flows from investing activities:
  Capital expenditures, net of disposals     (242)          (560)
                                           -------        -------
  Net cash used in investing activities      (242)          (560)
                                           --------       -------

Cash flows from financing activities:
  Net payments under
  revolving credit agreements              (1,423)       (13,453)
  Proceeds from issuance of
  common stock, net                            --            610
  Repurchase and cancellation of stock     (3,186)        (2,090)
                                         --------        -------
  Net cash used in by financing
  activities                               (4,609)       (14,933)
                                         --------        -------
   Net increase in cash and
     cash equivalents                      13,406          2,959
Cash and cash equivalents at
  beginning of year                           475            707
                                           ------        -------
Cash and cash equivalents at
  end of period                           $13,881         $3,666
                                           ======        =======

Supplemental disclosures:
        Interest paid                        $186           $245
        Income taxes paid                  $5,125         $1,644
                                           ======        =======

                          See accompanying notes

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's three- and six-month periods ended June 25, 1999 and corresponding periods in 1998. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consisted of the following:

(In thousands)
                          June 25,    December 31,
                           1999           1998
                         ----------    ------------
Raw materials             $8,311          $9,288
Work in process            1,246           1,521
Finished Goods             1,682           1,397
                         -------         -------
                         $11,239         $12,206
                         =======         =======

3.  Long-term Debt

WinsLoew's amended senior credit facility provides the Company with a variable amount available under the revolving line of credit. The amount available under its revolving credit line is $20 million from July 1 through December 31 of each year. The Company may, at its option, elect to increase the revolving credit line at January 1 through the following June 30 to a maximum of $40 million. At January 1, 1999, the Company elected to set the maximum amount available under the revolving credit line at $35 million.

4.  Capital Stock

In January 1998, WinsLoew's Board of Directors approved a plan to acquire up to 1,000,000 shares of the Company's common stock. The purchases are being funded by the Company's senior credit facility (see Note 3 above). At December 31, 1998, there were 704,000 shares available under the plan.
Since December 31, 1998 and as of June 25, 1999, the Company has acquired 112,500 shares for $3.2 million.

                                    6
5. Discontinued Operations

At June 25, 1999, there have not been any material changes in the net liabilities of discontinued operations as compared to December 31, 1998.

6. Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.

(In thousands)                Three Months Ended          Six Months Ended
                           ------------------------	----------------------
                            June 25,        June 26,    June 25,    June 26,
                              1999            1998        1999        1998
                           ---------       --------     --------    --------
NET SALES:
Casual products              $26,005        $21,895     $39,639      $31,525
Contract seating products     17,687         17,904      33,572       33,402
Ready to assemble products     3,987          3,093       7,378        5,541
                             -------        -------     -------      -------
   Total net sales           $47,679        $42,892     $80,589      $70,468
                             =======        =======     =======      =======
SEGMENT GROSS PROFIT:
Casual products              $12,561        $10,362     $19,028      $14,716
Contract seating products      6,190          5,748      11,809       10,517
Ready to assemble products       945            630       1,738        1,137
                             -------        -------     -------      -------
   Total segment gross profit 19,696         16,740      32,575       26,370
Reconciling items:
Selling, general and
   administrative expenses     7,545          6,215      13,270       10,730
Amortization                     318            243         634          487
                             -------        -------      ------      -------
   Operating income           11,833         10,282      18,671       15,153
Interest expense (income),net    (46)           354          77          687
                              -------        -------     ------       ------
Income before income taxes   $11,879         $9,928     $18,594      $14,466
                              =======        =======    =======      =======

(In thousands)                                  June 25,       Dec. 31,
                                                  1999           1998
                                                --------       --------
SEGMENT ASSETS:
Casual products                                  $49,762        $51,880
Contract seating products                         23,941         23,486
Ready to assemble products                         8,018          6,496
                                                 -------        -------
   Total                                          81,721         81,862
Reconciling items:
Corporate                                         14,746          2,691
                                                 -------        -------
Total consolidated assets                        $96,467        $84,553
                                                 =======        =======

                                    7
 7. Merger

On March 30, 1999, WinsLoew and Trivest Furniture Corporation (the "Purchaser"), a Florida corporation formed by Earl W. Powell of Trivest, Inc., who is also the Chairman of the Company's Board of Directors, amended their Agreement and Plan of Merger to, among other things, (1) increase the per share cash purchase price from $30.00 per share to $33.00 per share,
(2) increase the "break-up" fee, and (3) eliminate the Purchaser's financing condition. The amendment to the Agreement and Plan of Merger was approved by WinsLoew's Board of Directors, as well as the Special Committee of the Board appointed to evaluate the initial Trivest proposal and possible straegic alternatives.

On May 4, 1999, WinsLoew and the Purchaser entered into a Second Amended and Restated Agreement and Plan of Merger pursuant to which, among other things, (1) increased the per share cash purchase price from $33.00 per share to $34.75 per share and (2) required the Purchaser to deposit $3.0 million in escrow, which deposit would be paid to the Company in the event that it terminates the agreement on the basis of certain breaches by the Purchaser. The amendment to the Agreement and Plan of Merger was approved by WinsLoew's Board of Directors, as well as the Special Committee of the Board appointed to evaluate the initial Trivest proposal and possible strategic alternatives.

Pursuant to the amended agreement, the proposed merger is subject to, among other things, (1) shareholder approval and (2) compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the merger will be consummated.

                                 8
Management's Discussion and Analysis of Financial Condition
And Results of Operations

General

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual, contract seating and ready-to-assemble (RTA) furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives and are constructed of extruded and tubular aluminum and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. The Company's contract seating products are distributed to a broad customer base, which includes architectural design firms and restaurant and lodging chains. WinsLoew's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture is primarily through mass merchandisers, catalogue wholesalers and specialty retailers.

During 1997 the Company adopted a plan to dispose of its RTA operations.
In addition to the products described above, WinsLoew's RTA products included ergonomically designed computer workstations, which the Company denoted as "space savers" and an extensive line of futons, futon frames and related accessories.

The Company planned to sell two of the businesses and liquidate the assets related to the futon business. During 1998 the Company sold one of the businesses and completed the liquidation of the futon business. At the end of 1997 and during 1998, the Company attempted to sell its remaining RTA facility but was unable to obtain a satisfactory offer. The Company devoted significant management time to the operation resulting in improved profitability by the end of 1998. Due to the recovery, the Company decided to retain Southern Wood.

The amounts reflected hereafter include Southern Wood as a continuing operation.

Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):

                        					   Three Months Ended
                   ------------------------------------------------
                         June 25, 1999            June 26, 1998
                   ------------------------ -----------------------
                    Net    Gross   Gross     Net     Gross  Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $26,005  $12,561  48.3%  $21,895 $10,362  47.3%
Contract seating    17,687    6,190  35.0%   17,904   5,748  32.1%
RTA                  3,987      945  23.7%    3,093     630  20.4%
                   -------  -------         -------  ------
Total              $47,679  $19,696  41.3%  $42,892 $16,740   39.0%
                   =======  =======         ======= =======


                                   Six Months Ended
                   ------------------------------------------------
                         June 25, 1999            June 26, 1998
                   ------------------------ -----------------------
                      Net    Gross   Gross     Net     Gross  Gross
                     Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $39,639  $19,028  48.0%  $31,525 $14,716  46.7%
Contract seating    33,572   11,809  35.2%   33,402  10,517  31.5%
RTA                  7,378    1,738  23.6%    5,541   1,137  20.5%
                   -------  -------         -------  ------
Total              $80,589  $32,575  40.4%  $70,468 $26,370  37.4%
                   =======  =======         ======= =======

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                             Three Months Ended       Six Months Ended
                             ------------------     -------------------
                             June 25,   June 26,    June 25,   June 26,
                               1999       1998        1999       1998
                             --------   --------    --------   --------
Gross margin                   41.3%      39.0%       40.4%      37.4%
Selling, general and
   administrative expense      15.8%      14.5%       16.5%      15.2%
Amortization                    0.7%       0.6%        0.7%       0.7%
Operating income               24.8%      23.9%       23.2%      21.5%
Interest expense income),net   (0.1)%      0.8%        0.1%       1.0%
Income before income taxes     24.9%      23.1%       23.1%      20.5%
Net income                     15.4%      14.5%       14.3%      12.9%

Comparison of Three Months Ended June 25, 1999 and June 26, 1998

Net Sales: WinsLoew's consolidated net sales for the second quarter of 1999, $47.7 million, increased $4.8 million or 11.2% from $42.9 million in the second quarter of 1998.

The Company's Casual and RTA product lines experienced strong sales increases. Sales of casual products increased 18.8% in the second quarter of 1999, compared to the second quarter of 1998. If Tropic Craft, which was purchased in the third quarter of 1998, is excluded, sales of casual products increased 6.8%. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with its delivery program during the short casual retail season. RTA product sales increased 28.9% in the second quarter of 1999, compared to the second quarter of 1998, primarily due to increased demand for all RTA furniture. Contract seating sales experienced a 1.2% decline during the quarter compared to the comparable prior year period due to less favorable market conditions during the quarter.

Gross Margin:	Consolidated gross margin was 41.3% in the second quarter of
1999, compared to 39.0% in the second quarter of 1998. All three of the Company's product lines contributed to the increase in gross margin. The casual product line gross margin improved to 48.3% in the second quarter of 1999 compared to 47.3% in the second quarter of 1998, due to increased demand and improved operating efficiencies. The gross margin for contract seating products improved to 35.0% in the second quarter of 1999 compared to 32.1% in the second quarter of 1998 due to a favorable product mix and improved profit margins on its core products. The RTA product line gross margin improved to 23.7% in the second quarter of 1999 compared to 20.4% in the second quarter of 1998, due to increased demand and improved operating efficiencies.

Selling, General and Administrative Expenses:	Selling, general and
administrative (SG&A) expenses increased $1.3 million in the second quarter of 1999, compared to the second quarter of 1998. The increase was primarily the result of higher sales related expenditures and provisions for self-insured medical insurance reserves.

Operating Income:	As a result of the above, operating income increased by
$1.5 million, to $11.8 million (24.8% of net sales) in the second quarter of 1999 compared to $10.3 million (23.9% of net sales) in the second quarter of 1998.

Interest Expense:	The Company's interest expense decreased $0.4 million in
the second quarter of 1999, compared to the second quarter of 1998, due to lower outstanding debt balances.

Provision for Income Taxes: The Company's effective tax rate for the second quarter of 1999 was 38.1% compared to 37.6% for the second quarter of 1998. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.

Comparison of Six Months Ended June 25, 1999 and June 26, 1998

Net Sales: WinsLoew's consolidated net sales for the first six months of 1999, $80.6 million, increased $10.1 million, or 14.3%, from $70.5 million in the first six months of 1998.

The Company's Casual and RTA product lines experienced strong sales increases. Sales of casual products increased 25.7% in the first six months of 1999, compared to the first six months of 1998. If Tropic Craft, which was purchased in the third quarter of 1998, is excluded, sales of casual products increased 13.7%. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with its delivery program during the short casual retail season. RTA product sales increased 33.2% in the first half of 1999, compared to the first half of 1998, primarily due to increased demand across the board on all RTA furniture. Contract seating sales experienced only a slight increase, 0.5%, during the period compared to the comparable prior year period due to less favorable market conditions during the quarter.

Gross Margin:	Consolidated gross margin was 40.4% in the first six months of
1999, compared to 37.4% in the first six months of 1998. All three of the Company's product lines contributed to the increase in gross margin. The casual product line gross margin improved to 48.0% in the first half of 1999 compared to 46.7% in the first half of 1998, due to increased demand and improved operating efficiencies. The gross margin for contract seating products improved to 35.2% in the first six months of 1999 compared to 31.5% in the first six months of 1998 due to a favorable product mix and improved profit margins on its core products. The RTA product line gross margin improved to 23.6% in the first two quarters of 1999 compared to 20.5% in the first two quarters of 1998, due to increased demand and improved operating efficiencies.

Selling, General and Administrative Expenses:	SG&A expenses increased $2.5
million in the first six months of 1999, compared to SG&A expense of $10.7 million in the first six months of 1998. The increase was primarily the result of higher sales related expenditures and provisions for self-insured medical insurance reserves.

Operating Income:	As a result of the above, operating income increased by
$3.5 million, to $18.7 million (23.2% of net sales) in the first half of 1999 compared to $15.2 million (21.5% of net sales) in the first half of 1998.

Interest Expense:	The Company's interest expense decreased $0.6 million in
the first six months of 1999, compared to the first six months of 1998, due to lower outstanding debt balances.

Provision for Income Taxes:	The Company's effective tax rate for the first
six months of 1999 was 38.0% compared to 37.3% for the first six months of 1998. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.

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

Liquidity and Capital Resources

WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts payable, and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At June 25, 1999, the Company has $33.4 million of working capital and $25.8 million of unused and available funds under its credit facilities.

In May 1998, WinsLoew amended its senior credit facility to provide for capital stock purchases not to exceed, in aggregate, $10 million (see Note 4 to the Consolidated Financial Statements). At June 25, 1999 there was $2.9 million available for such repurchases.

Cash Flows From Operating Activities: Cash provided by operating activities was $18.3 million and $18.5 million for the first six months of 1999 and 1998, respectively.

Cash Flows From Investing Activities: Cash used in investing activities was $0.2 million and $0.6 million for the first six months of 1999 and 1998, respectively. Cash used in investing activities for the first half of 1999 and 1998 was primarily due to the purchase of machinery and equipment.

Cash Flows From Financing Activities: Net cash used in financing activities was $4.6 million in the first six months of 1999 compared to $14.9 million in the first six months of 1998. Cash was primarily used to retire revolving credit debt (see Note 3 to the Consolidated Financial Statements) and to repurchase shares of the Company's stock (see Note 4 to the Consolidated Financial Statements).

At June 25, 1999, the Company has no material commitments for capital expenditures.

Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1999 and 1998 by entering into foreign currency forward contracts. At June 25, 1999, $1.7 million were outstanding and unsettled, maturing at approximately $280,000 per month. At June 26, 1998, $1.9 million were outstanding and unsettled, maturing at approximately $272,000 per month. The Company did not incur significant gains or losses from these foreign currency transactions.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could potentially result in a system failure or miscalculation causing disruptions to operations.

In mid-1995, the Company began an assessment of the Year 2000 issue on its internal information systems and other non-information technology systems such as facility automation control systems, third-party network systems and other embedded technology and microcontrollers, as well as for the replace-ment or correction of all such systems required in the new millennium. Based on the assessment, the Company determined that it was necessary to replace portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999, including third-party network equipment, software and services.

As of June 25, 1999, the Company has completed testing and remediation of 100% of its continuing operations business critical systems at an aggregated cost of approximately $500,000, representing approximately 20% of the Company's information technology budget for the last four years, which has been obtained from internally generated funds. Approximately 59% of these costs were for replacement of existing software, approximately 23% were for replacement of existing hardware, approximately 12% were for replacement of the Company's non-information technology systems and equipment and approximately 6% were for repair/upgrade of existing software. Non-information technology systems do not represent a significant component of the Company's operations. The Company deducts these costs from income. Other non-year 2000 efforts have not been materially delayed.

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

 Part II.		Other Information

Item 1.		Legal Proceedings

As reported in Part II, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1999 (as amended by Form 10-Q/A, Amendment No. 1), incorporated herein by reference, the Registrant and members of its board of directors have been named as defendants in a lawsuit filed on March 25, 1999 in the Circuit Court of Jefferson County, Alabama, styled Craig Smith v. WinsLoew Furniture, Inc. et al. On July 14, 1999, the Company and its directors filed a motion to dismiss the lawsuit or, in the alternative, to grant summary judgment in their favor. A hearing on this motion to dismiss has been set for August 6, 1999.

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

            	During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed a current report on Form 8-K, dated May 4, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                WINSLOEW FURNITURE, INC.




                /s/ Bobby Tesney
July 20,1999				BOBBY TESNEY
           					President and Chief Executive Officer




                 /s/ Vincent A. Tortorici, Jr.
July 20, 1999				VINCENT A. TORTORICI, Jr.
            					Chief Financial Officer




[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-25-1999
[CASH]                                          13,881
[SECURITIES]                                         0
[RECEIVABLES]                                   24,037
[ALLOWANCES]                                         0
[INVENTORY]                                     11,239
[CURRENT-ASSETS]                                54,428
[PP&E]                                          13,443
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  96,467
[CURRENT-LIABILITIES]                           20,981
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            72
[OTHER-SE]                                      74,502
[TOTAL-LIABILITY-AND-EQUITY]                    96,467
[SALES]                                         80,589
[TOTAL-REVENUES]                                80,589
[CGS]                                           48,014
[TOTAL-COSTS]                                   61,918
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  77
[INCOME-PRETAX]                                 18,594
[INCOME-TAX]                                     7,060
[INCOME-CONTINUING]                             11,534
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    11,534
[EPS-BASIC]                                     1.60
[EPS-DILUTED]                                     1.55