Form 10-Q
period 1999-09-24
WINSLOEW FURNITURE INC
filed 1999-11-09
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE  SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 24, 1999
                             -------------

                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -----------------

Commission File Number  333-90499
                        ---------


                     WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


          FLORIDA                         63-1127982
-------------------------------       --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


160 VILLAGE STREET, BIRMINGHAM,  ALABAMA        35242
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
    Yes  X  .  No
       ------  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at November 5, 1999
---------------          -----------------------------------
$ .01 par value                     780,000



WINSLOEW FURNITURE, INC.

INDEX




PART I.	FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements
		Consolidated Balance Sheets ........................................ 	3
		Consolidated Statements of Income .................................. 	4
		Consolidated Statements of Cash Flows ...............................	5
		Notes to Consolidated Financial Statements ...................... 	6-11

	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations ........................... 	12-17


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings ........................................ 18-20

	Item 4.	Submission of Matters to a Vote of Security Holders ......	18-20

	Item 6.	Exhibits and Reports on Form 8-K ......................... 16-20

Signatures ....................................................... 	21


                             2
WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


(In thousands except share
and per share amounts)                 September 24,  December 31,
                                          1999            1998
                                       ---------     -----------
Assets
Cash and cash equivalents                $   762         $   475
Cash in escrow                       					 1,000     	     1,000
Accounts receivable, less
  allowances for doubtful accounts        17,720          23,647
Inventories                               13,409          12,206
Prepaid expenses and other
  current assets                           4,300           4,638
                                         -------        --------
          Total current assets            37,191          41,966

Property, plant and equipment, net        13,847          13,948
Goodwill, net                            238,950          27,176
Other assets                               7,843           1,463
                                        --------         -------
                                        $297,831         $84,553
                                        ========         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt       $  2,787         $    47
Accounts payable                           4,863           4,377
Other accrued liabilities                 14,602           9,952
Net liabilities of discontinued operations 1,619           1,750
                                         -------         -------
          Total current liabilities       23,871          16,126

Long-term debt, net of current portion   194,243           1,400
Deferred income taxes                        911             801
                                         -------         -------
          Total liabilities              219,025          18,327
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
Common stock; par value $.01
  per share, 1,000,000 and 20,000,000 shares
  authorized, 780,000 and 7,294,408 shares
  issued and outstanding at September 24,
  and December 31, 1999, respectively          8              73
 Additional paid-in capital               79,392          19,797
 Retained earnings (deficit)                (594)         46,356
                                         -------         -------
          Total stockholders' equity      78,806          66,226
                                        --------         -------
                                        $297,831         $84,553
                                        ========         =======

                           See accompanying notes.

                                     3

WinsLoew Furniture, Inc and Subsidiaries
Consolidated Statements of Income
(Unaudited)

(In thousands)

                   Three Months Ended        Nine Months Ended
                 ------------------------- ----------------------
                     Sept. 24,   Sept. 25,   Sept. 24,  Sept. 25,
                       1999        1998        1999       1998
                     ---------   ---------   ---------  ---------
Net sales             $40,147     $36,258    $120,736   $106,726
Cost of sales          24,719      22,731      72,733     66,829
                     --------    --------    --------   --------
   Gross profit        15,428      13,527      48,003     39,897

Selling, general
  and administrative
  expenses              6,048       6,943      19,318     17,673
Amortization              977         319       1,611        806
                     --------    --------    --------   --------
   Operating income     8,403       6,265      27,074     21,418

Interest expense        2,203         137       2,280        824
                     --------    --------    --------   --------
Income before
  income taxes          6,200       6,128      24,794     20,594
Provision for
  income taxes          3,373       2,337      10,433      7,731
                      -------    --------    --------   --------
Net income             $2,827      $3,791     $14,361    $12,863
                      =======     =======    ========    =======


                          See accompanying notes.

                                     4


WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)



(In thousands)                          For the Nine Months Ended
                                        -------------------------
                                        Sept. 24,      Sept. 25,
                                          1999           1998
                                        ---------     ----------
Cash flows from operating activities:
Net income                                $14,361        $12,863
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Depreciation and amortization               2,760          1,916
Provision for losses on accounts
  receivable                                  446            512
Going private transaction expenses            201             --
Change in net assets held for sale             --          8,206
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                       5,907          4,478
  Inventories                               2,891            878
  Prepaid expenses and other
    current assets                            607          2,780
  Other assets and goodwill, net              297           (628)
  Accounts payable                           (118)           (10)
  Other accrued liabilities                 3,248          2,598
    and net liabilities of discontinued
    operations
  Deferred income taxes                       110           (622)
                                          -------        -------
   Total adjustments                       16,349         20,108
                                          -------        -------
   Net cash provided by
     operating activities                  30,710         32,971
                                          -------        -------

Cash flows from investing activities:
  Capital expenditures, net of disposals     (275)        (1,131)
  Going private transaction              (280,289)            --
  Investment in subsidiary                (18,220)        (9,320)
                                         ---------       --------
  Net cash used in investing activities  (298,784)       (10,451)
                                         ---------       --------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                  196,093             --
  Proceeds from issuance of common stock
    warrants and common stock, net         79,400            846
  Deferred financing costs                 (6,622)            --
  Repurchase and cancellation of stock         --         (5,335)
  Net payments under revolving credit
    Agreements                               (510)       (15,297)
                                         ---------       --------
  Net cash provided by (used in)
  Financing activities                    268,361        (19,786)
                                         --------        --------
   Net increase in cash and
     cash equivalents                         287          2,734
Cash and cash equivalents at
  beginning of period                         475            707
                                         --------        -------
Cash and cash equivalents at
  end of period                           $   762         $3,441
                                         ========        =======

Supplemental disclosures:
        Interest paid                        $377           $500
        Income taxes paid                 $11,380         $6,189
                                         ========        =======

Investing activities included the acquisition of Pompeii in 1999 and Tropic Craft in 1998. Assets acquired, liabilities assumed and consideration paid was as follows:

Fair value of assets acquired             $20,098        $11,665
Cash acquired                                  (3)           (46)
Liabilities assumed                        (1,875)        (2,299)
                                          --------       --------
Consideration paid                        $18,220        $ 9,320
                                          ========       ========



                          See accompanying notes

                                     5

WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1. Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew") do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's three- and nine-month periods ended September 24, 1999 and September 25, 1998. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

2. Going Private Transaction

From December 19, 1994 through August 27, 1999, WinsLoew's common stock was traded on the NASDAQ National Market under the symbol "WLFI". On August 27, 1999, Trivest Furniture Corporation (Trivest Furniture), a newly formed Florida corporation (organized by an investor group led by Trivest II, Inc. (Trivest), including certain private investment funds affiliated with Trivest and certain members of WinsLoew's senior management, for the purpose of acquiring WinsLoew) was merged with and into WinsLoew, with WinsLoew being the surviving corporation. The merger was approved by majority vote of the shareholders on August 27, 1999. Pursuant to the merger, each holder of the outstanding WinsLoew common stock, other than stock held by Trivest
Furniture, received $34.75 per share in cash, without interest, and the holder of each outstanding stock option received a cash payment equal to the difference between $34.75 and the exercise price of the option.

Funds to pay the cash merger consideration, option cancellation payments and related fees and expenses were provided by the following sources: (1) the net proceeds from the sale of units consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock; ( 2) borrowings of term loans under our senior credit facility; (3) cash equity contributions from members of the Trivest investment group; and (4) rollover equity contributions from members of the Trivest investment group (see Note 4).
Upon consummation of the merger, persons affiliated or associated with Trivest held approximately 93.8% of WinsLoew's common stock, members of management held approximately 5.1% of WinsLoew's common stock, and certain key employees and independent sales representatives held approximately 1.1% of WinsLoew's common stock.

WinsLoew accounted for the transaction in accordance with the purchase method of accounting. The following tables set forth the sources and uses of the funds for the transaction (see Notes 4 and 5).

(In thousands)

                                             			Uses
                                             ----------

Cost of stock and stock options             		$268,256
Expense of transaction                       			14,350
                                             ----------
     Total           		                      	$282,606
                                             ==========

		                                            	Sources
                                             ----------

Senior Subordinated Notes and Warrants	 	    	$102,452
Senior Credit Facility		                       	95,000
Cash equity investment		                       	66,167
Rollover equity investment		                   	11,833
Available cash on hand                      	   	7,154
                                             ----------
     Total                                 			$282,606
                                             ==========

The write-off of unamortized loan costs related to the Company's former credit facility in the amount of $0.2 million are reflected in the accompanying consolidated statements of income for the three and nine month periods ended September 24, 1999.

The following unaudited pro forma information has been prepared assuming that the transaction and the acquisitions, as discussed in Note 7, occurred on January 1, 1998. Permitted pro forma adjustments include only the effects of events directly attributable to the transactions that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire period presented.

                                        	Nine Months Ended
                                    ---------------------------
(In thousands)                          Sept. 24,  Sept. 25,
                                          1999 	     1998
                                       ----------  ----------

Net sales                               $128,864   	$120,405
Net income (loss)                    	  $  1,729	   $   (572)


3.  Inventories

Inventories consisted of the following:

(In thousands)                          Sept.24,    Dec. 31,
                                          1999      		1998
                                      ----------  -----------
Raw materials	                        $  10,272	     $ 9,288
Work in process                          	1,305	      	1,521
Finished goods                           	1,832      		1,397
                                      ----------   ----------
                                       	$13,409    		$12,206
                                      ==========   ==========

4.  Long-term Debt

Proceeds from borrowings under the Company's senior credit facility and the sale of units, consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock, were used to finance a portion of the consideration in the merger of WinsLoew with Trivest Furniture (see Note 2).

Senior Credit Facility

In connection with the merger, WinsLoew entered into a senior credit facility (Facility) provided by a syndicate of financial institutions. The Facility, which matures in December 2004, provides for borrowings of up to $155 million and is collateralized by substantially all of the assets of the Company. The Facility consists of a working capital line of credit (maximum of $40 million), term loans (aggregate of $95 million) and an acquisition line of credit (maximum of $20 million). The working capital line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At September 24, 1999, the carrying value of the working capital line of credit, $0.9 million, approximated its fair value.
The term loan consist of three term loans, with principal balances and applicable interest rates at September 24, 1999, as follow:

	                      Term Loan A        Term Loan B        Term Loan C
                       -----------        -----------        -----------
Principal balance     	$25 million      	$62.5 million       $7.5 million
Eurodollar rate         	8.9375%           	9.4375%            	9.4375%
Maturity date      	December 21, 2004   	June 30, 2006      	June 30, 2006

At the option of the Company, the interest rates under the Facility are either: (1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted Eurodollar rate plus a margin. The margins of different loans under the Facility vary according to a pricing grid. The margins for base rate loans range from zero to 1.0% for the working capital line of credit, term loan A and the acquisition line of credit and from 1.0% to 1.5% for term loan
B and term loan C, in each case depending on WinsLoew's consolidated leverage ratio. The margins for Eurodollar rate loans range from 2.0% to 3.0% for the working capital line of credit, term loan A and the acquisition line of credit and from 3.0% to 3.5% for term loan B and term loan C, in each case depending on WinsLoew's consolidated leverage ratio. As of September 24, 1999, the loans are priced at the Eurodollar rate plus a margin of 3.0% for the working capital line of credit, term loan A and acquisition line of credit and a margin of 3.5% for the term loan B and term loan C.

The outstanding balance of term loan A is due 12.0% in 2000, 12.0% in 2001, 24.0% in 2002, 24.0% in 2003 and 28.0% in 2004. The outstanding balance of term loan B is due 1.0% in each of 2000, 2001, 2002, 2003 and 2004 and 47.5%
in each of 2005 and 2006. The entire outstanding balance of the term loan C is due in 2006. Amounts outstanding under the acquisition line of credit at December 31, 2001 convert to a term loan with the balance payable 20.0% in 2002, 30.0% in 2003 and 50.0% in 2004.

The Company must pay commitment fees (1) at a rate per annum equal to 0.5% of the undrawn amounts of the working capital line of credit, subject to a reduction to 0.375% per annum depending upon its consolidated leverage ratio and (2) at a rate per annum of 0.75% on the undrawn amount of the acquisition line of credit during the revolving period, subject to a reduction to 0.5% (or 0.375% depending upon its consolidated leverage ratio) per annum from and after the date on which at least $10.0 million is outstanding under the acquisition line of credit.

The Facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the Facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios. At September 24, 1999, the Company was in compliance with such covenants.

The Facility is secured by a pledge of the capital stock of all the Company's domestic subsidiaries.

Senior Subordinated Notes and Warrants

In connection with the merger, the Company issued 105,000 units (Units) consisting of $105 million aggregate principal amount at maturity of 12 3/4% senior subordinated notes due 2007 (Notes) and warrants (Warrants) to purchase an aggregate of 24,129 shares of its capital stock. Each Unit consists of $1,000 aggregate principal amount at maturity of Notes and a warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The issue price of each Unit was $975.73, of which the Company allocated $962.4 to the Notes and $13.33 to the Warrant. The Notes are general unsecured obligations of the Company and are junior in the right of payment to the Company's debt that does not expressly provide that it ranks equally with or junior to the Notes, including the Company's obligations under its senior credit facility. The Notes are unconditionally guaranteed by the direct and indirect domestic subsidiaries of WinsLoew and bear interest at 12 3/4%, which is payable semi-annually on February 15 and August 15 beginning on February 15, 2000. The Notes will mature on August 15, 2007.

On or after August 15, 2003, the Company may redeem the Notes, in whole or in part, at any time at the following redemption prices:


                             Year		       Percentage
                          ----------      ----------
	                            2003          106.375%
                             2004        		104.250%
	                            2005        		102.125%
                     	2006 and thereafter		100.000%

The Company may, at its option, at any time prior to August 15, 2002, redeem up to 25% of the Notes using the net proceeds of an underwritten public offering of capital stock.

The Warrants are exercisable on or after the occurrence of certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 3% of the common stock of WinsLoew. The Warrants expire on August 15, 2007. The Company estimates the value of the Warrants at $1.4 million, which is reflected as "additional paid-in capital" in the accompanying unaudited consolidated balance sheet.

The indenture under which the Notes are issued requires the Company to meet a minimum fixed charge coverage ratio and includes other provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At September 24, 1999, the Company was in compliance with such covenants.

Maturities of long-term debt for the five years succeeding September 24, 1999 are $2.8 million in 2000, $3.7 million in 2001, $6.0 million in 2002, $6.7 million in 2003 and $7.5 million in 2004.

5. Capital Stock

WinsLoew has authorized 1,000,000 shares of $0.01 par value common stock. At September 24, 1999, there were 780,000 shares issued and outstanding.

6. Discontinued Operations

At September 24, 1999, there have not been any material changes in the net liabilities of discontinued operations as compared to December 31, 1998.

7. Acquisitions

On July 23, 1999, the Company purchased the stock of Miami Metal Products d/b/a Pompeii Furniture Industries, Inc. and its affiliate, Industrial Mueblera Pompeii De Mexico, S.A. De C.V. (Pompeii), which are involved in the design and manufacture of casual furniture sold in the residential and contract markets. The purchase price of approximately $18.2 million, including fees and expenses, was paid in cash and funded with internally generated funds. The acquisition resulted in goodwill of approximately $14.0 million and was accounted for under the purchase method of accounting and, accordingly, the operating results of Pompeii have been included in the consolidated operating results since the date of acquisition.

On June 30, 1998, the Company purchased the stock of Tropic Craft, Inc. (Tropic Craft), a company involved in the design and manufacture of casual furniture sold in the contract market. The purchase price of approximately $9.3 million was paid in cash and was financed under the Company's senior credit facility. The acquisition resulted in goodwill of approximately $8.4 million and was accounted for under the purchase method of accounting and, accordingly, the operating results of Tropic Craft have been included in the consolidated operating results since the date of acquisition.

Unaudited pro forma information assuming that the acquisitions of Pompeii and Tropic Craft occurred on January 1, 1998 is presented in Note 2.

8. Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.

                             	Three Months Ended  	 Nine Months Ended
(In thousands)               --------------------  -------------------
                     	        Sept. 24,  Sept. 25,  Sept. 24, Sept. 25,
                                 1999	      1998       1999      1998
                              ---------  ---------  --------- ---------
NET SALES:
Casual products                $18,471    $15,898    $58,110   $47,423
Contract seating products	      17,913     17,431     51,485    50,833
Ready to assemble products	      3,763		    2,929   		11,141	   	8,470
                               --------   --------  --------- ---------
      Total net sales	         $40,147   	$36,258 		$120,736		$106,726
                               ========   ========  ========= =========

SEGMENT GROSS PROFIT:
Casual products                 $8,442     $7,038    $27,470   $21,754
Contract seating products        6,102      5,832		   17,911		  16,349
Ready to assemble products	        884		      657		    2,622		   1,794
                                -------    -------   --------  --------
    Total segment gross profit 	15,428		   13,527		   48,003		  39,897
Reconciling items:
Selling, general and
      administrative expenses	   6,048		    6,943		   19,318  		17,673
Amortization	                      977		      319		    1,611		     806
                                -------    -------   --------   -------
      Operating Income	          8,403		    6,265		   27,074  		21,418
Interest expense-net	            2,203		      137		    2,280		     824
                                -------    -------   --------  --------
Income before income taxes	     $6,200     $6,128    $24,794   $20,594
                                =======    =======   ========  ========

(In thousands)

                               Sept. 24,   Dec. 31,
                                 1999		      1998
                              ----------- ----------

SEGMENT ASSETS:
Casual products	                 $61,511		  $51,880
Contract seating products	        24,021		   23,486
Ready to assemble products	        7,131		    6,496
							                         ---------  ---------
      Total	                      92,663		   81,862
Reconciling item:
Corporate	                       205,168		    2,691
							                         ---------  ---------
Total consolidated assets	      $297,831		  $84,553
                                =========  =========

Management's Discussion and Analysis of Financial Condition
And Results of Operations

General

WinsLoew is a leading designer, manufacturer and distributor of a broad offering of casual indoor and outdoor furniture and seating products. WinsLoew also manufactures ready-to-assemble (RTA) furniture. The Company's casual furniture includes chairs, chaise lounges, tables, umbrellas and related accessories, which are generally constructed from aluminum, wrought iron, wood or fiberglass. Our seating products include wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options. All of our casual furniture and seating products are manufactured pursuant to customer orders. We sell our furniture porducts to the residential market and to the contract market, consisting of commercial and institutional users.

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

The Company purchased Tropic Craft and Pompeii in June 1998 and July 1999, respectively. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results of Tropic Craft and Pompeii have been included in the consolidated operating results since their respective dates of acquisition (see Note 7 to the unaudited consolidated financial statements).

On August 27, 1999, WinsLoew completed its merger with Trivest Furniture.
(See Note 2 to the unaudited consolidated financial statements). The results of the transaction are reflected hereafter.

Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):

                                	    Three Months Ended
                     ---------------------------------------------------
                       	September 24, 1999		     September 25, 1998
				                 ------------------------- -------------------------
                       Net    Gross   	Gross     Net    Gross    Gross
                      Sales   Profit   Margin   Sales   Profit   Margin
                     ------- -------- -------- ------- -------- --------
Casual furniture	    $18,471		 $8,442		 45.7%		$15,898		 $7,038		 44.3%
Contract seating	     17,913		  6,102		 34.1%		 17,431		  5,832		 33.4%
RTA	                   3,763		    884		 23.5%		  2,929		    657		 22.4%
											          ------- -------- -------- ------- -------- --------
Total	               $40,147		$15,428		 38.4%		$36,258		$13,527		 37.3%
											          ======= ======== ======== ======= ======== ========

                                      	Nine Months Ended
                      -------------------------------------------------
                        	September 24, 1999		       September 25, 1998
                      ------------------------   ------------------------
                       	Net    Gross   	Gross      Net    Gross    Gross
                       Sales   Profit   Margin    Sales   Profit   Margin
                      ------- -------- --------  ------- -------- --------
Casual furniture	     $58,110		$27,470		 47.3%		 $47,423		$21,754		 45.9%
Contract seating	      51,485		 17,911		 34.8%		  50,833		 16,349		 32.2%
RTA	                   11,141		  2,622		 23.5%		   8,470		  1,794		 21.2%
											          -------- -------- -------- -------- -------- --------
Total	               $120,736		$48,003		 39.8%		$106,726		$39,897		 37.4%
                     ======== ======== ======== ======== ======== ========

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                        Three Months Ended            Nine Months Ended
                    ----------------------------  ---------------------------
                     Sept. 24,         Sept 25,    Sept. 24,        Sept. 25,
                       1999		            1998		      1999		            1998
                    -----------       ----------  -----------      -----------
Gross margin	             38.4%		          37.3%		      39.8%		          37.4%
Selling, general and
 administrative expense 	 15.1%		          19.1%		      16.0%		          16.5%
Amortization	              2.4%		           0.9%		       1.4%		           0.8%
Operating income	         20.9%		          17.3%		      22.4%		          20.1%
Interest expense, net      5.5%		           0.4%		       1.9%		           0.8%
Income before income taxes 15.4%		         16.9%		      20.5%		          19.3%
Net income	                 7.0%		         10.5%		      11.9%		          12.1%
EBITDA                    	24.4%		         19.2%		      24.7%		          21.9%

Comparison of Three Months Ended September 24, 1999 and September 25, 1998

Net Sales: WinsLoew's consolidated net sales for the third quarter of 1999, $40.1 million, increased $3.8 million or 10.5% from $36.3 million in the third quarter of 1998.

Each of the Company's product lines experienced sales increases. The seating product line increased only 2.8% during the quarter comparable prior year period, primarily due to less favorable market conditions. Sales of casual products increased 16.2% in the third quarter of 1999, compared to the third quarter of 1998. If Pompeii, which was purchased in the third quarter of 1999, is excluded, sales of casual products increased 2.7%. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, focus on leading the industry through innovative designs and providing customer flexibility with its delivery program during the short casual retail season. RTA product sales increased 28.5% in the third quarter of 1999, compared to the third quarter of 1998, primarily due to increased demand for all RTA furniture.

Gross Margin:	Consolidated gross margin was 38.4% in the third quarter of
1999, compared to 37.3% in the third quarter of 1998. All three of the Company's product lines contributed to the increase in gross margin. The casual product line gross margin improved to 45.7% in the third quarter of 1999 compared to 44.3% in the third quarter of 1998, due to improved operating efficiencies. The gross margin for seating products improved to 34.1% in the third quarter of 1999 compared to 33.4% in the third quarter of 1998 due to a favorable product mix and improved profit margins on its core products. The RTA product line gross margin improved to 23.5% in the third quarter of 1999 compared to 22.4% in the third quarter of 1998, due to increased demand and improved operating efficiencies.

Selling, General and Administrative Expenses:	Selling, general and
administrative (SG&A) expenses decreased $0.9 million in the third quarter of 1999, compared to the third quarter of 1998. The decrease was primarily the result of reductions in provisions for self-insured medical insurance reserves.

Operating Income:	As a result of the above, operating income increased by
$2.1 million, to $8.4 million (20.9% of net sales) in the third quarter of 1999 compared to $6.3 million (17.3% of net sales) in the third quarter of 1998.

Interest Expense:	The Company's interest expense increased $2.1 million in
the third quarter of 1999, compared to the third quarter of 1998, due to debt incurred in the merger with Trivest Furniture.

Provision for Income Taxes:	The Company's effective tax rate for the third
quarter of 1999 was 54.4% compared to 38.1% for the third quarter of 1998.
The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.

Comparison of Nine Months Ended September 24, 1999 and September 25, 1998

Net Sales: WinsLoew's consolidated net sales for the first nine months of 1999, $120.7 million, increased $14.0 million, or 13.1%, from $106.7 million in the first nine months of 1998.

The Company's casual and RTA product lines experienced strong sales increases, while the seating product line was relatively flat during the first nine months of 1999, as compared to the first nine months of 1998, increasing 1.3%, primarily due to less favorable market conditions. Sales of casual products increased 22.5% in the first nine months of 1999, compared to the comparable period of 1998. If Tropic Craft, which was purchased in the third quarter of 1998, and Pompeii, which was purchased in the third quarter of 1999, are excluded, sales of casual products increased 10.0%. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, focus on leading the industry through innovative designs and providing customer flexibility with its delivery program during the short casual retail season. RTA product sales increased 31.5% in the first nine months of 1999, compared to the first nine months of 1998, primarily due to increased demand for all RTA furniture.

Gross Margin:	Consolidated gross margin was 39.8% in the first nine months of
1999, compared to 37.4% in the first nine months of 1998. All three of the Company's product lines contributed to the increase in gross margin. The casual product line gross margin improved to 47.3% in the first nine months of 1999 compared to 45.9% for the comparable period in 1998, due to increased demand and improved operating efficiencies. The gross margin for seating products improved to 34.8% in the first nine months of 1999 compared to 32.2% in the first nine months of 1998 due to a favorable product mix and improved profit margins on its core products. The RTA product line gross margin improved to 23.5% in the first three-quarters of 1999 compared to 21.2% in the first three-quarters of 1998, due to increased demand and improved operating efficiencies.

Selling, General and Administrative Expenses:	SG&A expenses increased $1.6
million ($1.1 million excluding Pompeii, which was purchased in the third quarter of 1999) in the first nine months of 1999, compared to SG&A expense of $17.7 million in the first nine months of 1998. The increase was primarily the result of higher sales related expenditures.

Operating Income:	As a result of the above, operating income increased by
$5.7 million, to $27.1 million (22.4% of net sales) in the first nine months of 1999 compared to $21.4 million (20.1% of net sales) in the first nine months of 1998.

Interest Expense:	The Company's interest expense increased $1.5 million in
the first nine months of 1999, compared to the first nine months of 1998, due to debt incurred in the merger with Trivest Furniture.

Provision for Income Taxes:	The Company's effective tax rate for the first
nine months of 1999 was 42.1% compared to 37.5% for the first nine months of 1998. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.

Seasonality and Quarterly Information

Sales of casual products are typically higher in the second quarter of each year, as a result of high retail demand for casual furniture preceding the summer months. The Company's casual product sales are also affected by weather conditions during the peak retail selling season with a resulting impact on consumer purchases of outdoor furniture products.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Liquidity and Capital Resources

WinsLoew's short-term cash needs are primarily for working capital to support its debt service, accounts payable, and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving credit facility borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 24, 1999, the Company has $13.3 million of working capital and $23.1 million of unused and available funds under its working capital line of credit.

Cash Flows From Operating Activities:	Cash provided by operating activities
was $30.7 million and $33.0 million for the first nine months of 1999 and 1998, respectively. The decrease was primarily due to the sale of assets of discontinued operations that occurred in 1998.

Cash Flows From Investing Activities:	Cash used in investing activities was
$298.8 million and $10.5 million for the first nine months of 1999 and 1998, respectively. Cash used in investing activities for the first nine months of 1999 was primarily used for the merger with Trivest Furniture and the purchase of Pompeii Furniture Co., Inc. Cash used in investing activities for the first nine months of 1998 was primarily used for the purchase of Tropic Craft, Inc (see Notes 2 and 7 to the unaudited consolidated financial statements).

Cash Flows From Financing Activities:	Net cash provided by financing
activities was $268.4 million in the first nine months of 1999 compared to net cash used of $19.8 million in the first nine months of 1998. In 1999, cash was primarily provided by proceeds from the borrowings under the Company's senior credit facility and the issuance of units consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase shares of its common stock (see Note 4 to the unaudited consolidated financial statements). For the comparable period of the prior year, cash was primarily used to retire revolving credit debt and to repurchase shares of the Company's common stock.

At September 24, 1999, the Company has no material commitments for capital expenditures.

Foreign Exchange Forward Contracts

WinsLoew purchases some component parts for seating products from several Italian suppliers, which the Company pays for in local currency. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 1999 and 1998 by entering into foreign currency forward contracts. At September
24, 1999, $0.9 million of these contracts were outstanding and unsettled, maturing at approximately $280,000 per month. At September 25, 1998, $1.1 million of these contracts were outstanding and unsettled, maturing at approximately $279,000 per month. The Company did not incur significant gains or losses as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy; the Company does not speculate in foreign currency.

Year 2000

As is more fully described in the Company's annual report on Form 10-K, WinsLoew determined that it was necessary to replace portions of its software and hardware so that those systems will properly utilize dates beyond
December 31, 1999, including third-party network equipment, software products and services. As of September 24, 1999, the Company has completed testing and remediation of 100% of its continuing operations business critical systems at an aggregated cost of approximately $500,000, representing approximately 20% of the Company's information technology budget for the last four years, which has been obtained from internally generated funds. Approximately 59% of these costs were for replacement of existing software, approximately 23% were for replacement and/or upgrade of existing hardware, approximately 12% were for replacement of the Company's non-information technology systems and equipment and approximately 6% were for repair/upgrade of existing software. Non-information technology systems do not represent a significant component of the Company's operations. The Company deducts these costs from income. Other non-Year 2000 efforts have not been materially delayed.

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

Management believes that it has completed an effective program to resolve the Year 2000 issue. In the event that the Company's program is not successful, management believes that it has established adequate contingency plans whereby the Company would rely on its own manual systems, independent of external providers' Year 2000 compliance, maintain increased inventory levels and adjust staffing levels for its business critical systems. Management believes that such an event would not materially affect the Company's financial position or results of operations. However, disruptions in the general economy resulting from Year 2000 issues could adversely affect the Company's financial condition or results of operations.

Part II.		Other Information

Item 1.		Legal Proceedings

As reported in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1999 (as amended by Forms 10-Q/A, Amendment Nos. 1,2 and 3) and Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, incorporated herein by reference, the Company and members of its board of directors have been named as defendants in a lawsuit filed on March 25, 1999 in the Circuit Court of Jefferson County, Alabama, styled Craig Smith v. WinsLoew Furniture, Inc. et al. On June 14, 1999, the Company and its dorectors filed a motion to dismiss the lawsuit or, in the alternative, to grant summary judgement in their favor. A hearing on this motion to dismiss has been set for November 11, 1999.

The Company is, from time to time, involved in routine litigation. No such routine litigation in which the Company is presently involved is material to its financial position, results of operations, or liquidity.


Item 4.		Submission of Matters to a Vote of Security Holders

(a) The registrant held a Special Meeting of Shareholders on August 27,
    1999.

(b) Not applicable.

(c) The only matter voted on at the Special Meeting of Shareholders was the approval of the Second Amended and Restated Agreement and Plan of Merger providing for the merger of Trivest Furniture
    Corporation with and into the registrant with the registrant being the surviving corporation. The tabulation of votes was as follows:

    For	       Against      Abstaining	       Broker Non-Votes
 5,548,734	    141,126	       3,051                   0

Item 6.		Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	Indenture dated as of August 24, 1999 between WinsLoew Escrow Corp.
(whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust Company, including form of 12 3/4% Senior Subordinated Note Due 2007 (4.1)*

10.2	Supplemental Indenture dated as of August 27, 1999 among Trivest
Furniture Corporation, the registrant, the registrant's domestic subsidiaries and American Stock Transfer & Trust Company (4.2)*

10.3	Registration Rights Agreement dated as of August 24, 1999 among WinsLoew
Escrow Corp. (whose obligations have been assumed by the Registrant) and Bear, Stearns & Co., Inc., BancBoston Robertson Stephens Inc. and First Union Capital Markets Corp. (4.3)*

10.4	Pricing Agreement dated December 1, 1998 between Loewenstein, Inc.,
Gregson Furniture Industries and Marriott International, Inc. (10.11)*

10.5	Lease dated August 1, 1998 between Nitram Partners, Ltd. and Miami Metal
Products, Inc., as amended by First Amendment to Lease Agreement effective as of July 30, 1999 between Nitram Partners, Ltd. and Miami Metal Products, Inc. (10.12)*


10.6	Lease Agreement dated March 1, 1999 between E.V. Ferrell, Jr., Sarah T.
Ferrell and Pompeii Furniture Industries (10.14)*

10.7	Employment Agreement dated July 30, 1999 between Winston Furniture Company of Alabama, Inc. and Perry B. Martin (10.15)*

10.8	Consulting Agreement dated July 30, 1999 between Winston Furniture of
Alabama, Inc. and Leo Martin (10.16)*

10.9	Purchase Agreement dated August 19, 1999 among WinsLoew Escrow Corp.,
Trivest Furniture Corporation (each of whose obligations have been assumed by the Registrant) and Bear, Stearns & Co., Inc., BancBoston Robertson Stephens Inc. and First Union Capital Markets Corp. (10.17)*

10.10	Warrant Agreement dated as of August 24, 1999 between WinsLoew Escrow
Corp. (whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust Company (10.18)*

10.11	Loan and Security Agreement dated as of August 27, 1999 among the
Registrant, its domestic subsidiaries, the lender named therein
BankBoston, N.A. as administrative agent, Heller Financial, Inc. and CIBC, Inc. as co-agents for the lenders (10.19)*

10.12	Investors Agreement dated August 27, 1999 among Trivest Furniture
Corporation, Trivest Furniture Partners, Ltd., Trivest Fund II Group, Ltd., and various investors identified therein (10.20)*

10.13	Exchange and Subscription Agreement dated August 27, 1999 among Trivest
Furniture Corporation and various investors identified therein (10.21)*

10.14	WinsLoew 1999 Key Employee Equity Plan (10.22)*

10.15	Form of Subscription Agreement (included in Exhibit 10.14) (10.23)*

10.16	Form of Shareholders' Agreement (included in Exhibit 10.14) (10.24)*

10.17	Management Agreement dated August 27, 1999 between the Registrant and
Trivest II, Inc. (10.25)*

10.18	Employment Agreement dated August 27, 1999 between the Registrant and
Bobby Tesney (10.26)*

10.19	Employment Agreement dated August 27, 1999 between the Registrant and
R. Craig Watts (10.27)*

10.20	Employment Agreement dated August 27, 1999 between the Registrant and
Vincent A. Tortorici, Jr. (10.28)*

10.21	Severance Agreement dated August 27, 1999 between the Registrant and
Bobby Tesney (10.29)*

10.22	Severance Agreement dated August 27, 1999 between the Registrant and
Vincent A. Tortorici, Jr. (10.30)*


 27 - Financial Data Schedule

	* Incorporated by reference to the exhibits shown in parenthesis, and filed
	  with the Registrant's registration statement on Form S-4 (No. 333-).

		(b)	Reports on Form 8-K

During the quarter for which this Quarterly Report on Form 10-Q is filed, the registrant filed a current report on Form 8-K, dated July 30, 1999, reporting under Item 2 the closing of the acquisition of Miami Metal Products d/b/a Pompeii Furniture Industries, Inc. and Industrial Mueblera Pompeii de Mexico, S.A. de C.V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WINSLOEW FURNITURE, INC.




                                                /s/ Bobby Tesney
November 5,1999			                              BOBBY TESNEY
                                                President and Chief Executive
                                                Officer




                                                /s/ Vincent A. Tortorici, Jr.
November 5, 1999			                             VINCENT A. TORTORICI, Jr.
					                                           Chief Financial Officer




[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-24-1999
[CASH]                                           1,762
[SECURITIES]                                         0
[RECEIVABLES]                                   17,720
[ALLOWANCES]                                         0
[INVENTORY]                                     13,409
[CURRENT-ASSETS]                                37,191
[PP&E]                                          13,847
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 297,831
[CURRENT-LIABILITIES]                           23,871
[BONDS]                                        194,243
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             8
[OTHER-SE]                                      78,798
[TOTAL-LIABILITY-AND-EQUITY]                   297,831
[SALES]                                        120,736
[TOTAL-REVENUES]                               120,736
[CGS]                                           72,733
[TOTAL-COSTS]                                   93,662
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               2,280
[INCOME-PRETAX]                                 24,794
[INCOME-TAX]                                    10,433
[INCOME-CONTINUING]                             14,361
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    14,361
[EPS-BASIC]                                        0
[EPS-DILUTED]                                        0