Form 10-K
period 1999-12-31
WINSLOEW FURNITURE INC
filed 2000-03-29
CIK 931814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]

For the fiscal year
ended December 31,1999
[]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No Fee Required]

For the transition period from 	 to

Commission file number 0-25246

WINSLOEW FURNITURE, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)

63-1127982(I.R.S. Employer Identification No.)


160 Village Street,
Birmingham, Alabama (Address of principal executive offices)

35242 (Zip Code)


(Registrant's telephone number, including area code)
(205) 408-7600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None




Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 1, 2000, was 780,000.



INDEX TO ITEMS
	                                                         Page
PART I

ITEM 1. Business                                           	3
ITEM 2. Properties                                        	13
ITEM 3. Legal Proceedings                                 	14
ITEM 4. Submission of Matters to a Vote of Security
        Holders                                           	15
PART II

ITEM 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                       	16
ITEM 6. Selected Financial Data                           	17
ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations               	18
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                      	24
ITEM 8. Financial Statements and Supplementary Data       	25
ITEM 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure               	46
PART III

ITEM 10. Directors and Executive Officers of the
         Registrant                                       	47
ITEM 11. Executive Compensation                           	49
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management                                   	53
ITEM 13. Certain Relationships and Related Transactions   	54
PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                              	57
Signatures                                                	60







PART I

ITEM 1.	BUSINESS

GENERAL

We are a leading designer, manufacturer and distributor of a broad offering of casual indoor and outdoor furniture and seating products. We also manufacture certain ready-to-assemble furniture products. Our casual furniture includes chairs, chaise lounges, tables, umbrellas and related accessories, which are generally constructed from aluminum, wrought iron, wood or fiberglass. Our seating products include wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options. All of our casual furniture and seating products are manufactured pursuant to customer orders. We sell our furniture products to the residential market and to the contract market, consisting of commercial and institutional users.

Business

We market our casual furniture products to the residential market under the Winston and Pompeii brand names through approximately 25 independent sales representatives to over 800 active customers, which are primarily specialty patio furniture stores located throughout the United States. In addition, we market a broad line of casual furniture products in the contract markets under the Texacraft, Tropic Craft and Pompeii brand names, primarily through our in-house sales force, to lodging and restaurant chains, country clubs, apartment developers and property management firms, architectural design firms, municipalities and other commercial and institutional users.

We market our seating products to a broad customer base in the contract market under the Loewensteinr brand name (through approximately 40 independent sales organizations, which employ approximately 120 sales representatives). Our customers include lodging and restaurant chains, architectural design firms, professional sports complexes, schools, healthcare facilities, office furniture dealers, retail store planners and other commercial and institutional users in the contract market. We manufacture over 300 distinct models of seating products ranging from traditional to contemporary styles of chairs, as well as reception area love seats, sofas and stools. We design, assemble and finish our seating products with component parts from a variety of suppliers, including a number of Italian manufacturers.

Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core casual furniture and seating businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets, and Pompeii, a manufacturer of upper-end casual furniture sold into both the residential and contract markets. We have also implemented a strategic operating plan to enhance operating efficiencies and controls and improve our market position.

We were incorporated in the state of Florida on September 23, 1994. Our principal executive offices are located at 160 Village
Street, Birmingham, Alabama 35242, and our telephone number is
(205) 408-7600.


History

We were formed in December 1994 through the merger of Winston Furniture Company, Inc., a designer, manufacturer and distributor of casual furniture for both the residential and contract markets, and Loewenstein Furniture Group, Inc., a manufacturer of seating products for the contract markets and of ready-to-assemble furniture products, with and into WinsLoew Furniture, Inc., a newly-formed corporation that was organized for the purpose of the merger. Prior to that merger, Winston and Loewenstein were publicly held corporations whose common stock traded on the Nasdaq National Market. From December 1994 through August 1999, we were a publicly held corporation, and our common stock traded on the Nasdaq National Market.

During the fourth quarter of 1995, we disposed of the assets of our office seating business. During the third quarter of 1997, we disposed of certain assets of our wrought iron furniture manufacturing business in the casual furniture product line. During 1997, we adopted a plan to dispose of our three ready-to-assemble furniture businesses and recorded a pretax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of our ready-to-assemble operations. During 1998, we sold one of the businesses, completed the liquidation of a second, our futon business, and decided to retain the third ready-to-assemble business, Southern Wood, due to improved profitability and, accordingly, have reclassified our Southern Wood results to continuing operations. During the third quarter of 1998, we acquired the stock of Tropic Craft, a manufacturer of aluminum casual outdoor furniture sold into contract markets.

Recent Developments

Purchase of Pompeii. In July 1999, we acquired all of the stock of Pompeii, a manufacturer of upper-end aluminum casual furniture sold into the contract and residential markets, for $18.2 million in cash. Pompeii provides us with a leading brand in the upper end of the casual furniture market and a significant opportunity to achieve operating efficiencies. For the year ended December 31, 1998, Pompeii had net revenues of approximately $14.5 million and income from operations of approximately $2.8 million. We funded the Pompeii acquisition with available cash on hand and expect to fund the integration costs with working capital. We accounted for the acquisition under the purchase method and, accordingly, the operating results of Pompeii have been included in our historical consolidated operating results only since the date of the acquisition.

Going Private Transaction.

On August 27, 1999, Trivest Furniture Corporation, an affiliate of Trivest, merged with and into us, and we were the surviving corporation. Trivest Furniture Corporation was a newly formed Florida corporation organized by an investor group led by Trivest, including two private investment partnerships affiliated with Trivest and members of our senior management, for the purpose of acquiring WinsLoew. Trivest is a private investment firm specializing in acquisitions, recapitalizations and other principal investing activities and is controlled by Earl W. Powell, our Chairman of the Board. As a result of the merger, each holder of outstanding WinsLoew common stock, other than Trivest Furniture Corporation, received $34.75 per share in cash, without interest, and the holder of each outstanding option received a cash payment equal to the difference between $34.75 and the exercise price of the option. The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by the following sources:

	Approximately $66.2 million in cash equity contributions to Trivest Furniture Corporation from its shareholders, which consisted of two private investment partnerships affiliated with Trivest, individuals affiliated with Trivest, members of our senior management team and other employees and investors;

	Approximately $11.8 million in direct and indirect rollover equity contributions valued at $34.75 per share to Trivest
Furniture Corporation from certain of our shareholders, including members of our senior management team and other employees;

	Aggregate borrowings of $95.0 million of term loans under our $155.0 million senior credit facility;

	The proceeds from the sale of units consisting of the original notes and warrants of approximately $102.5 million; and


	Available cash on hand of approximately $7.1 million.

The equity contributions, the senior credit facility and the net proceeds of the offering of the units closed contemporaneously with the closing of the merger and were conditioned on the completion of each other.

COMPETITIVE STRENGTHS

We believe that we have achieved our leading market position by capitalizing on the following key competitive strengths.

  Reputation for Producing High Quality Products. Our reputation for providing customers with high quality products is built upon our use of superior structural designs, aesthetic styling, sophisticated manufacturing techniques and strict quality control standards. Our dedication to quality begins with a customer-oriented design process that is based upon independent market research and the involvement of senior management, independent designers, sales representatives, dealers, our engineering department and suppliers. We also employ a number of sophisticated manufacturing processes that increase the quality of our products and differentiate them from those of our competitors. For example, we use an electrostatically applied ultraviolet cured wood finishing system that produces one of the most consistent, durable and vibrant finishes in the industry. Further, to ensure that only the highest quality products are shipped to our customers, we have established numerous check points where the quality of all of the products is examined during the manufacturing process. Our focus on quality is evidenced by our low level of actual warranty claims. Our reputation for producing high quality products is further evidenced by our receipt of the Casual Furniture Retailer Association's prestigious "Manufacturer's Leadership Award" three times and being recognized as a finalist every year since the award was first given in 1990. The criteria for this award include quality, design, merchandising, customer service and ethics.

  Unique Delivery Capabilities. We have tailored our operations to meet the unique delivery requirements of our customers. On time delivery is critical to our casual furniture retailers because of their short selling season, general desire to minimize inventory levels and need to offer their customers products that will be available at the time of or soon after their purchase. Our commitment to timely delivery to these retailers is exemplified by our "Quick Ship" program under which we, rather than the customer, pay the freight charges if shipment is not made within 15 working days from credit approval of a customer's order. Since we introduced this program in 1988, we have never had to pay freight charges. Our ability to deliver "in time, on time" is also important to our contract market customers, who must receive our casual furniture or seating products on a timely basis to meet their own construction or operating deadlines. We believe that our "Quick Ship" program and our ability to deliver our products "in time, on time" are unique in the furniture manufacturing industry and distinguish us from our competitors.

  Continual Focus on Customer Service. We are dedicated to providing the highest level of customer service through our focus on complete customer satisfaction. We provide a variety of services, which are geared towards assisting our customers to improve the profitability of their business while strengthening their loyalty to our products. For example, in our casual furniture segment, we provide retailers with improved terms and extended payment plans for products ordered prior to the main selling season that ensures them product availability and slightly lower costs. We also respond to customers' urgent orders with our "red flag" service that gives such products priority in our plants throughout the manufacturing process.

  Moreover, in the event a customer requests a replacement part that does not need to be manufactured; we guarantee delivery within 24 hours of our receipt of the order. This level of customer service is equally important to our seating customers. Since our seating customers require unique product features, we work closely with them to provide customized seating products that meet their particular needs. We offer these customized products quickly and cost effectively through our flexible manufacturing processes and trained sales staff knowledgeable in the design, manufacture, variety and decor applications of our products. We also have a customer service department at each manufacturing plant to respond directly to customer inquiries.

  Efficient Operations and Variable Cost Structure. We continually review our operations to identify ways to streamline our manufacturing process and reduce our costs in order to further increase efficiencies and profitability. Over the past few years, we have:

 	improved our manufacturing capabilities through the use of technologically advanced systems,

 	optimized our use of vertical integration and outsourcing, as appropriate,

 	exited lower margin or non-core businesses, and

 	extensively reconfigured manufacturing processes within our principal manufacturing facilities.

We operate our business with a highly variable cost structure so we can react quickly to significant changes in market conditions. Our manufacturing and other operations can be rapidly adjusted, as appropriate, to reduce labor, raw materials, general administrative and other costs. These variable costs represent the majority of our total operating expenses. Historically, our variable cost structure, combined with our flexible manufacturing capabilities, has allowed us to maintain our profit margins during periods of market weakness.

Experienced Management Team with Significant Ownership.
Our experienced and dedicated management team has been instrumental in our success and represents one of our key competitive advantages. Each member of our senior management team has worked with us for over 10 years and has extensive experience in the furniture manufacturing industry. Bobby Tesney, our President and Chief Executive Officer, leads our management team and has over 20 years of industry experience. We also benefit from the experience and expertise of Trivest, a private investment firm specializing in acquisitions, recapitalizations and other principal investing activities, which has been an investor in WinsLoew and its predecessors since 1985. Trivest provides strategic consulting, acquisition and other advice to us. Earl Powell, president and chief executive officer of Trivest, has served as Chairman of the Board of WinsLoew and its predecessors for over 10 years.

BUSINESS STRATEGY

Our strategic objective is to further enhance our leading market position in the residential and contract furniture markets. We plan on achieving this objective through the continued implementation of the following strategies:

  Increase Penetration of Existing Customers. We are constantly working on ways to increase our sales to our existing customer base. We believe that we can increase our penetration of existing customers by continuing to emphasize high quality products, timely delivery and customer service together with innovatively styled new product designs. For example, through these focused efforts our specialty retail customers are dedicating increased retail floor space to our casual furniture products, which generates increased sales for our products. Similarly, we began selling seating products to a single Marriott lodging chain in the early 1990's, and today, due to our consistently superior performance, we are a preferred provider of seating products to Marriott and several of its affiliated lodging chains.

  Attract New Customers. We have undertaken a number of programs to expand our customer base in existing and new markets. Examples of these efforts include the use of specific market focused sales personnel, private labeling and the targeting of national specialty stores. In our seating business, we are in the process of establishing dedicated sales groups to focus on attractive specialty end markets. We established our first such group to focus exclusively on selling seating products in the lodging industry. As a result of this effort, we have entered into an agreement with another national lodging chain to be a preferred supplier for its seating products. Through our private labeling program, we are seeking to take advantage of the trend towards outsourcing by selling our seating products to several nationally recognized designers of office furniture systems who in turn sell our products under their own brand name. In the residential market, we are targeting national specialty stores that offer home design products, including casual furniture. The penetration of these national specialty retailers allows us to take advantage of new, expanding distribution channels and capitalize on the significant marketing clout of these retailers without significantly increasing our selling and marketing expenses or cannibalizing our existing customer base.

  Selectively Introduce New Products. We annually update and expand our product line with new designs and styles, as well as periodically introduce complementary products. Each year we undergo a design process that results in the introduction of newly designed products that make up a meaningful portion of our product offering. Our design process involves personnel from all areas of the Company including senior management, manufacturing and sales, as well as our distributors and sales representatives in an effort to design new furniture styles that are attractive and innovative while cost effective to manufacture and have a higher likelihood of success. We also periodically add new products that complement our existing product offering. For example, we recently expanded our product line to include tables for lobbies and other common areas in the hospitality industry.

  Selectively Pursue Complementary Acquisitions. We continually review acquisition opportunities that augment or complement our existing operations or provide entry into new geographic markets. We also seek to improve the efficiency of our recent acquisitions by reducing overhead, leveraging sales and distribution, achieving raw material purchasing savings and improving manufacturing operations. Tropic Craft for example, which was acquired in 1998, provided us with an increased presence in the contract market for casual furniture. Pompeii, which we acquired on July 30, 1999, provides us with a leading brand in the upper end of the casual furniture market and a significant opportunity to achieve operating efficiencies.


PRODUCTS AND MARKETS

We design, manufacture and distribute three principal product lines: casual furniture designed for residential, commercial and institutional use; seating products designed for commercial and institutional use; and ready-to-assemble furniture designed for household use. For the year ending December 31,1999, our casual, seating and ready-to-assemble furniture products accounted for 46.0%, 44.6% and 9.4%, respectively, of our net sales. The following is a summary of our principal products, customers and markets:


Brand          Principal Products             Principal Customers
                                                   and Markets
Winston     Casual outdoor furniture,        Over 800 active customers,
            including chairs, chaise         consisting of specialty
            lounges,tables,umbrellas         patio stores,full-line
            and related accessories,         furniture retailers and
            constructed of extruded          department stores in the
            and tubular aluminum.            residential market.

Texacraft   Casual outdoor furniture,    Lodging and restaurant
and         including chairs,chaise      chains,country clubs,
Tropic      lounges,tables,umbrellas         apartment developers and
Craft       and related accessories,         managers, architectural
            constructed of aluminum,         design firms,municipalities
            wroughtiron, wood and            and other commercial and
            fiberglass.                      institutional users in the
                                             contract market.

Pompei      Casual indoor and outdoor        Specialty patio stores,fine
            furniture, including chairs,     furniture stores,design
            chaise lounges,tables,umbrellas  showrooms and residential
            and related accessories,         designers in the residential
            constructed of extruded and      market; and architectural
            tubular aluminum.                design firms, commercial
                                             design firms and specifiers
                                             and purchasing agents in the
                                             contract market.

Loewenstein   Contemporary to traditional    Lodging and restaurant chains,
              seating products, such as wood arcgutectural design firms, metal and upholstered chairs,  sports facilities,schools,
              sofas and loveseats.           healthcare facilitites,office
                                             furniture dealers,retail store
                                             planners and other commercial
                                             and institutional users in the
                                             contract market.

Southern     Ready to assemble furniture     Mass Merchandisers and
Wood         products, such as book shelves, catalog wholesalers.
Products     entertainment centers,coffee
             tables,end tables and wall units,
             as well as case goods, such as
             chest of drawers,changing towers
             and hutches, all of which are
             constructed of wood.



We market our casual furniture products, consisting principally of medium to upper-end casual indoor and outdoor furniture, under the Winston, Texacraft, Tropic Craft and Pompeii brand names. We currently manufacture and sell over 25 separate style collections of casual furniture products that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges and accessory pieces such as ottomans, cocktail tables, end tables, tea carts and umbrellas constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. We offer chairs with glider action, adjustable positions and rocking and swivel motions, as well as a selection of restaurant and indoor and outdoor seating. Our casual seating products feature cushions and vinyl strapping in a variety of colors and patterns. All of our casual furniture products feature a durable painted finish, which is also offered in a wide selection of colors. The suggested retail prices for a residential table and four chairs currently range from approximately $700 to $3,500. Our casual furniture is generally used by residential customers indoors and on patios, decks and poolsides, while our contract customers generally use our products in restaurants and lodging, as well as for outdoor purposes.

Our seating products are marketed under the Loewenstein brand name and includes over 300 distinct models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas and stools. We assemble wood frames and finish them with one of our numerous standard colors or, if requested, to the customer's specification. Our metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. We maintain an inventory of unassembled chair components that enables us to respond quickly to large quantity orders in a variety of finish and fabric combinations. Our seating products have a number of commercial and institutional uses, including seating for in-room lodging, stadium luxury sky boxes, restaurants, lounges and classrooms. We have excellent and in many instances long-term relationships with our diverse customer base, which includes, for example, Marriott International. Moreover, we recently entered into a three year contract with Marriott, effective January 1, 1999, under which we are a preferred supplier of upholstered seating products for certain of its affiliates, including Marriott's Lodging, Senior Living Services and Marketplace businesses, as well as Host Marriott Services Corporation. In addition, we have entered into an agreement with another national lodging chain to be a preferred supplier for its seating products. We also provide seating for various retailers, as well as commercial and institutional construction projects, such as professional sports stadiums and arenas.

We sell our ready-to-assemble products under the Southern
Wood Products brand name to mass merchandisers and catalog wholesalers. Our ready-to-assemble products include promotionally priced traditional ready-to-assemble "flatline" and "spindle" furniture and a new line of fully assembled case goods furniture products designed for household use. "Flatline" products include ready-to-assemble items that are constructed of flat pieces of wood, such as book shelves, entertainment centers and tape storage units. Our "spindle" products include ready-to-assemble items that are constructed of flat pieces of wood connected by decorative joints and brackets, such as coffee tables, end tables, wall units and rolling carts. Case goods products include fully assembled four drawer chests and three drawer chest and changing towers, with an optional hutch.

MANUFACTURING

We produce our products at nine manufacturing facilities located throughout the United States. See " Properties." We have tailored our manufacturing processes to each business to maximize efficiencies, create high quality products and maintain operating flexibility. Our casual furniture facilities are vertically integrated - we manufacture our casual furniture products from basic raw materials such as aluminum rod and fabric. In contrast, our seating facilities take advantage of outsourcing opportunities - we assemble our seating products from wood components received from our Italian and other suppliers. In both cases, we maintain flexible manufacturing processes that enable us to:

 	minimize finished goods inventory and warehousing costs;

 	efficiently expand our product lines to meet the demands of a diverse customer base; and

 	effectively control the cost, quality and production time of our products.

We believe that our facilities are among the most modern in the furniture industry and that the efficiencies attributable to these plants are a significant factor in our relatively low manufacturing costs. These low manufacturing costs, combined with our philosophy of strict cost controls in all areas of our operations, have enabled us to continually increase gross margins and income from operations without the necessity of significant price increases.



Casual Furniture

In the manufacturing process for our casual furniture products, we cut extruded aluminum tubes to size and shape or bend them in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding. After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. We then add vinyl strapping, cushions, fabric slings, or other accessories to the finished frame, as appropriate. We then package the product with umbrellas, tempered glass and other accessories, as applicable, and ship it to the customer.

We believe that we manufacture the highest quality aluminum casual furniture in our price range. Unlike manufacturers of lower-end products that rivet or bolt major frame components, we weld the major frame components of our aluminum furniture, thereby increasing the durability and enhancing the appearance of the aluminum product line. Our state-of-the-art powder coated painting process results in an attractive and durable finish. To ensure that only the highest quality products are shipped to customers, our quality control department has established numerous check points where the quality of all of our aluminum products is examined during the manufacturing process. These processes allow us to offer a two-year frame and finish guarantee on all of our aluminum products for residential use.

Seating

We assemble most of our seating products to order, but do not generally have the same level of vertical integration as is present in the manufacture of our casual product lines. Instead, we purchase component parts from a variety of suppliers, including a number of Italian suppliers. We utilize these component parts because they enable us to offer sturdy and aesthetically appealing products, which incorporate unique designs and sophisticated manufacturing techniques that are generally unavailable or are not cost effective in the United States. The principal elements of wood chair assembly include:

 	frame glue-up;

 	sanding;

 	seat assembly (in which upholstered seats are constructed from component bottoms, foam padding and cloth coverings);
      and

 	painting/lacquering.

  To provide consistency and speed in this finishing process, we utilize a state-of-the-art conveyorized paint line with electrostatic spray guns and a three-dimensional ultraviolet drying system. In particular, Loewenstein's finishing system applies specially formulated materials via robotic reciprocators and utilizes three advanced technologies:

 	electrostatic finish application, which is designed to ensure that a significantly higher percentage of the actual finishing material will adhere to the product, thereby reducing raw material costs;

 	ultraviolet finishing materials, which allow a much higher solids content, thereby reducing environmental concerns and enhancing finish quality; and

 	high-powered ultraviolet light, which can cure chairs in less than 60 seconds, thereby speeding inventory turn-over and reducing warehouse requirements.

   For upholstered products, the specified fabric cloth is stretched to the chair frame over foam padding. We generally assemble our metal chairs from imported components. After rework and leveling, we carton our chairs to prevent damage in transportation. The manufacturing process also includes a number of product inspections and other quality control procedures.

Ready-to-Assemble Furniture

For the manufacture of our ready-to-assemble products, which include "spindle," "flatline" and case goods products, we use high density particle board, which we laminate with a variety of wood grains and solid colors. For our "spindle" products, we turn, stain and lacquer all of the spindles and then individually box the products with spindles and board, along with any necessary hardware and assembly instructions. For our "flatline" products we individually box the cut laminated particle board, along with necessary hardware and assembly instructions. For our case goods products, the edges of the cut laminated particle board may be "soft formed" for aesthetic value. We then assemble the unit using glue, screws and hardware, such as self-closing drawer runners, on all units.

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

In addition, during 1999 we purchased an additional 218,000 square foot facility in Haleyville, Alabama. This facility is currently being retrofit for manufacturing capabilities. When operational, this facility will increase our casual furniture manufacturing capacity.

MARKETING AND SALES

We sell our products through both independent manufacturers representatives and internal sales staff. We sell our residential casual furniture through approximately 25 independent sales representatives and we sell our seating products through approximately 40 independent sales representative organizations that employ approximately 120 sales associates. We have strong relationships with our independent sales personnel. At Winston and Loewenstein, for example, our independent sales representatives have been selling our products for an average of approximately nine years. We primarily use an internal sales staff to sell our casual furniture products into the contract market, while our ready-to-assemble products are sold exclusively by independent sales representatives. Senior management is also involved in the sales process for all of our furniture products.

Each independent representative:

 	promotes, solicits and sells our products in an assigned territory;

 	assists in the collection of receivables; and

 	receives commissions based on the net sales made in his or her territory.

We determine the prices at which our products will be sold and may refuse to accept any orders submitted by a sales representative for credit-worthiness or other reasons. Our independent representatives do not carry directly competing product lines.

We have developed a comprehensive marketing program to assist our representatives in selling our products. Key elements of this program include:

 	holding exhibitions at national and regional furniture markets and leasing year-round showrooms at the Merchandise
Mart in Chicago, Illinois and High Point, North Carolina;

 	providing retailers with annual four-color catalogs of our products, sample materials illustrating available colors and fabrics, point of sale materials and special sales brochures;

 	providing information directly to representatives at annual sales meetings attended by senior management and manufacturing personnel;

 	maintaining a customer service department at each of our manufacturing facilities which ensures that we promptly respond to the needs and orders of our customers;

 	maintaining regular contact with key retailers; and

 	conducting ongoing surveys to determine dealer satisfaction.

BACKLOG

As of December 31, 1999, our backlog of orders was approximately $21.6 million, compared to $21.8 million at December 31, 1998. Management, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Further, management does not consider backlog to be predictive of future sales activity because of our short manufacturing cycle and delivery time in both our casual and seating segments and, especially in the case of casual furniture, the seasonality of sales.

RAW MATERIAL AND SOURCING

Our principal raw materials consist of extruded aluminum tubes, woven vinyl fabrics, paint/finishing materials, vinyl strapping, cushion filler materials, cartons, glass table tops, component parts for seating, particle board and other lumber products and hardware. Although we have no long-term supply contracts, we generally maintain a number of sources for our raw materials and have not experienced any significant problems in obtaining adequate supplies for our operations. In addition, increases in the cost of our raw materials, such as fluctuations in the costs of aluminum, lumber and other raw materials have not historically had a material adverse effect on our results of operations because we are generally able to pass through such increases in raw material costs to our customers over time through price increases. We believe that our policy of maintaining several sources for most supplies and our large volume purchases contribute to our ability to obtain competitive pricing. Nevertheless, the market for aluminum is, from time to time, highly competitive, and its price, as a commodity, is subject to market conditions beyond our control. Accordingly, future price increases could have a material adverse effect on our business, financial condition, and results of operations or prospects.

A significant portion of the Loewenstein raw materials consist of component chair parts purchased from several Italian manufacturers. We view our suppliers as "partners" and work with such suppliers on an ongoing basis to design and develop new products. We believe that these cooperative efforts, our long-standing relationships with these suppliers and our experience in conducting on-site, quality control inspections provide us with a competitive advantage over many other furniture manufacturers, including a competitive purchasing advantage in times of product shortages. In addition, in the case of our Italian suppliers, we generally contract for our purchases of such component parts in such manner as to minimize our exposure to foreign currency fluctuations. We have close working relationships with our foreign suppliers and our future success may depend, in part, on maintaining these or similar relationships. Given the special nature of the manufacturing capabilities of these suppliers, in particular certain wood-bending capabilities, and sources of specialized wood types, our Loewenstein division could experience a disruption in operations in the event of any replacement of such suppliers. Situations beyond our control, including political instability, significant and prolonged foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in government policies and other factors could have a material adverse effect on our business, financial condition, results of operations or prospects.

FURNITURE INDUSTRY AND COMPETITION

The furniture industry is highly competitive and includes a large number of manufacturers, none of which dominate the market. Certain of the companies that compete directly with us may have greater financial and other resources than we do. Based on our extensive industry experience, we believe that competition in casual furniture and seating is generally a function of product design, construction quality, prompt delivery, product availability, customer service and price. Similarly, management believes that competition in our promotional price niche of the ready-to-assemble furniture industry is limited, and is based primarily on price, product availability, prompt delivery and customer service.

We believe that we successfully compete in the furniture industry primarily on the basis of our innovatively styled product offerings, our unique delivery capabilities, the quality of our products, and our emphasis on providing high levels of customer service. We believe that our residential casual product line has a leading share of the casual furniture market in the geographic region east of the Mississippi River.

While sales of imported, foreign-produced casual furniture have increased significantly in recent years, our sales have not been adversely affected because our products generally do not compete with such foreign products, which are typically: (i) limited in design, styles and colors, (ii) of lesser quality than our products, (iii) marketed in the lower-end price range and (iv) not supported with competitive customer service and responsiveness to customers' needs for quick delivery.

In the seating segment, we compete with many manufacturers, ranging from large, national, publicly traded entities to small, one-product firms selling to small, geographic markets.

TRADEMARKS AND PATENTS

We have registered the Winston, Loewenstein, Gregson,
Pompeii and Southern Wood Products trademarks with the United States Patent and Trademark Office. We believe that our trademark position is adequately protected in all markets in which we do business. We also believe that our various trade names are generally well recognized by dealers and distributors, and are associated with a high level of quality and value.

We hold several design and utility patents; however, it is no longer our policy to apply for design and utility patents, as we do not believe that they are of significance to our business.

EMPLOYEES

At December 31, 1999, we had approximately 1,228 full-time employees, of whom 31 were employed in management, 138 in sales, general, and administrative positions, and 1,059 in manufacturing, shipping, and warehouse positions.

The only employees subject to collective bargaining agreements are approximately 115 of our hourly employees in Haleyville, Alabama, who are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between WinsLoew and such union, which expires on July 31, 2001, provides that there shall be no strikes, slowdowns or lockouts. Management considers its employee relations to be good.

ENVIRONMENTAL MATTERS
We believe that we comply in all material respects with all applicable federal, state and local provisions relating to the protection of the environment. The principal environmental regulations that apply to us govern air emissions, water quality and the storage and disposition of solvents. In particular, we are subject to environmental laws and regulations regarding air emissions from paint and finishing operations and wood dust levels in our manufacturing operations. As is typical of the furniture manufacturing industry, our finishing operations use products that may be deemed hazardous and that pose an inherent risk of environmental contamination. Compliance with environmental protection laws and regulations has not had a material adverse impact on our financial condition or results of operations in the past and we do not expect compliance to have a material adverse impact in the future.


ITEM 2.	PROPERTIES
Properties


The following table provides information with respect to each of our properties:


	                                                   Approx. Square  Leased or
Location               Primary Use                         Feet     Owned

Birmingham,AL       Corporate Headquarters                   9,800 Owned
Haleyville,AL       Casual furniture manuf. and offices    155,000 Owned
Haleyville,AL       Casual furniture and Manufacturing     218,000 Owned
Haleyville,AL       Casual furniture warehouse              20,000 Owned
Haleyville,AL       Casual furniture sewing plant           30,000 Owned
Chicago,IL          Casual furniture merchandise showroom   12,000 Leased(1)
Las Vegas,NV        Casual furniture merchandise showroom    1,300 Leased(2)
High Point,NC       Casual furniture showroom                6,000 Leased(3)
Houston,TX          Casual furniture manuf. and offices     89,500 Leased(4)
Miami,FL            Casual furniture manuf. and offices    220,400 Leased(5)
Ocala,FL            Casual furniture manuf. and offices     49,000 Owned
Pompano Beach,FL    Seating manufacturing and offices      100,000 Owned
Pompano Beach,FL    Seating warehouse                        6,500 Leased(6)
Liberty,NC          Seating warehouse                       25,000 Leased(6)
Liberty,NC          Seating manufacturing and offices      126,000 Owned
Chicago,IL          Seating merchandise mart showroom        5,500 Leased(7)
Sparta,TN           Ready-to-assemble manuf. and offices    94,300 Owned
Sparta,TN           Ready-to-assemble manuf. and offices    63,300 Owned


(1)	Lease expires August 31, 2002.

(2)   Lease expires October 31, 2000

(3)	Lease expires March 16, 2002.

(4)	Lease expires April 15, 2005.

(5)	Lease expires August 1, 2018.

(6)	Lease is month-to-month.

(7)	Lease expires June 30, 2001.



ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We maintain insurance coverage against potential claims in an amount that we believe to be adequate. Based primarily on discussions with counsel and management familiar with the underlying disputes and except as described below, we believe that we are not presently a party to any litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or future prospects.

We and the members of our board of directors have been named as defendants in a lawsuit filed on March 25, 1999 in the Circuit Court of Jefferson County, Alabama, styled Craig Smith
v. WinsLoew Furniture, Inc., et al. The lawsuit purports to be brought as a class action on behalf of all of our shareholders prior to the merger except the defendants and was filed in connection with the merger.

The principal substantive allegations set forth in the complaint are that (i) the individual defendants breached fiduciary duties owed by them as directors to the shareholder plaintiffs, (ii) Mr. Powell and other members of our "management group" breached fiduciary duties owed by them as allegedly controlling shareholders to our other shareholders by, among other things, attempting to acquire 100% equity ownership of WinsLoew for an allegedly "grossly inadequate price" at the alleged expense of our other shareholders, (iii) our announcement of the initial $30.00 per share bid by Trivest Furniture Corporation failed to disclose improving growth prospects, (iv) by virtue of the equity holdings of our "management group" and their alleged "overwhelming control" of our board of directors, third parties were practically precluded from making competing bids, and (v) the initial per share merger consideration of $30.00 per share was unconscionable, unfair and grossly inadequate and the terms of the merger constituted an unfair and illegal business practice upon our then minority shareholders. No other per share amount is specified in the complaint.

The relief sought by the plaintiff is that (i) the court declare the lawsuit to be a class action and certify the plaintiff as class representative and his counsel as class counsel, (ii) the merger be enjoined or, if not enjoined, that the plaintiffs be granted rescission and rescissionary damages,
(iii) the plaintiff and the alleged class be awarded damages,
(iv) the plaintiff be awarded costs and disbursements of bringing the lawsuit, together with fees and expenses of the plaintiff's counsel and experts, and (v) the plaintiff and the alleged class be granted such other relief as the court shall deem just and proper. The complaint does not specify the amount of any damages sought.

We have forwarded a claim with respect to this matter to our directors' and officers' insurance carrier and, with the approval of such carrier, have retained legal counsel to represent us and the members of our board of directors.

On June 14, 1999, we and the members of the board of directors filed a motion to dismiss the lawsuit or, in the alternative, to grant summary judgment in our favor. After a hearing held on November 11, 1999, the court granted our motion to dismiss but gave the plaintiff 30 days' leave to file an amended complaint.

The plaintiff filed an amended complaint on December 15, 1999 and another motion to dismiss was filed on behalf of all defendants on February 28, 2000. A hearing on the motion to dismiss has been set for April 11, 2000.
We believe that the claims set forth in the lawsuit are without merit and we intend to vigorously defend this lawsuit.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None





PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Not applicable.





ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from the Consolidated Financial Statements of WinsLoew. The following data has been restated to reflect Southern Wood as a continuing operation (see Note 3 of Notes to Consolidated Financial Statements). The following selected consolidated financial data should be read in conjunction with WinsLoew's Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.






                                 Year Ended December 31

                           1999      1998      1997        1996      1995
 (In thousands)         --------  --------    --------   --------   --------

Net sales               162,139   $141,360    $122,145   $117,405   $110,887
Cost of sales            96,384     87,232      79,431     78,029     78,710
                         -------   --------    --------   --------   -------
   Gross profit          65,755     54,128      42,714     39,376     32,177

Selling, general and
administrative expenses  25,674     23,124      21,427     21,472     19,303
Amortization              3,321      1,122         992      1,444      2,087
		             -------    --------    --------   -------   -------
   Operating income      36,760     29,882      20,295     16,460     10,787

Interest expense          8,910        635       2,296      3,083      3,841
                          -------   -------     -------     -------    -------
Income from continuing
  operations before income
  taxes and
  extraordinary item     27,850     29,247      17,999     13,377      6,946

Provision for income
taxes                    11,339     10,947       6,838      4,834      3,489
                         -------    -------     -------    -------    -------
Income from continuing
  operations before
  extraordinary item     16,511     18,300      11,161      8,543      3,457
Income(loss)from
  discontinued operations,
	 net of taxes         	     --         --        (718)      (259)    (9,199)

Gain(loss)from sale of
 discontinued operations,
 net of taxes               755      2,031      (8,200)        --        --
Extraordinary item           --          --         --         --      1,698
                          --------   ---------  ------    ------     --------
Net income (loss)        17,266     20,331       2,243     8,284      (4,044)
                         ========  ========    =======   =======     ========
    Other Financial Data

Depreciation and
   amortization           4,845       2,618      2,634       2,979     3,486
Capital expenditures      3,265         942        425       1,351     2,702
Ratio of earnings to
   fixed charges           3.9x       47.1x       8.8x        5.3x      2.8x





Balance Sheet Data:			Year Ended December 31

               			        1999      1998      1997          1996       1995
                       --------   -------    --------     --------   --------
                                         (In thousands)

Working capital         $26,721   $25,924    $29,937      $40,102   $58,78
Total assets            308,062    84,553     80,414       99,950   104,004
Long-term debt(less
   current portion)     198,258     1,400     15,908       38,726    40,130
Total debt              201,958     1,447     16,423       40,681    41,941
Stockholder's equity     81,711    66,226     51,026       48,400    53,228








ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

WinsLoew is a leading designer, manufacturer and distributor of a broad offering of casual indoor and outdoor furniture and seating products. Our casual furniture includes chairs, chaise lounges, tables, umbrellas and related accessories which are generally constructed from aluminum, wrought iron, wood, or fiberglass. Our seating products include wood, metal and upholstered chairs, sofas and loveseats that are offered in a wide variety of finish and fabric options. All of our casual and seating products are manufactured pursuant to customer orders. We sell our furniture products to the residential market and to the contract market consisting of commercial and institutional users.

Sale of Wrought Iron Furniture Business. During the third quarter of 1997, we disposed of certain assets of our wrought iron business in the casual furniture product line. The sale generated net cash proceeds of $2.1 million. This business accounted for net sales of $11.0 million in 1996 and $5.7 million in 1997 through the sale date. The operating income of this business was not material to consolidated operating income. During the third quarter of 1997, we recorded approximately $0.2 million of costs associated with the sale in selling, general and administrative expenses.

Discontinued Operations. During 1997 we also adopted a plan to dispose of our ready-to-assemble operations. At that time, our ready-to-assemble furniture products included ergonomically-designed computer workstations, which we referred to as "space savers," promotionally-priced coffee and end tables, wall units and rolling carts and an extensive line of futons, futon frames and related accessories. As a result of this decision, we recorded a pre-tax non-cash charge totaling $12.4 million in the fourth quarter of 1997 relating to the disposal of the ready-to-assemble operations. The following is a summary of the components of the charge :

Write-off of goodwill in connection with sale of assets     $3,902,000
Reduction of inventory value                                 2,791,000
Reduction of property to net realizable value                2,067,000
Reduction of accounts receivable value                       1,390,000
Other liabilities / reserves                                 1,050,000
Accrual for losses through disposition                       1,200,000
                                                           -----------
Total                                                      $12,400,000
                                                           ===========


The Company planned to sell two of the businesses and liquidating the assets related to the futon business. During 1998 the Company sold one of the businesses, completed the liquidation of the futon business and decided to retain its Southern Wood business due to improved profitability (see Note 3 to Notes to the Consolidated Financial Statements). The amounts reflected hereafter include Southern Wood as a continuing operation.

 Purchase of Tropic Craft. In June 1998, we purchased all of the stock of Tropic Craft, a designer and manufacturer of casual furniture sold into the contract markets, for $9.3 million in cash. In addition, the seller is entitled to receive aggregate contingent purchase price payments of up to $1.0 million upon achievement of targeted earning performance with respect to the years ending June 30, 1999 and June 30, 2000. During 1999 we made payments of $500,000 against this contingency agreement. The acquisition resulted in goodwill of $6.9 million. Funds for the acquisition were provided under our existing credit facility. We accounted for the acquisition under the purchase method and, accordingly, the operating results of Tropic Craft have been included in our historical consolidated operating results only since the date of acquisition.

Purchase of Pompeii. In July 1999, we acquired all of the stock of Pompeii, a manufacturer of upper-end aluminum casual furniture sold into the contract and residential markets, for $18.2 million in cash. Pompeii provides us with a leading brand in the upper end of the casual furniture market and a significant opportunity to achieve operating efficiencies. For the year ended December 31, 1998, Pompeii had net revenues of approximately $14.5 million and income from operations of approximately $2.8 million. We expect to spend approximately $1.5 million over the next 12 to 18 months for certain integration costs. We funded the Pompeii acquisition with available cash on hand and expect to fund the integration costs with working capital. We accounted for the acquisition under the purchase method and, accordingly, the operating results of Pompeii have been included in our historical consolidated operating results only since the date of the acquisition.





RESULTS OF OPERATIONS


The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended
December 31, 1999, 1998 and 1997 for each of the Company's product lines (in thousands, except for percentages):





                   1999                       1998                      1997
         -------------------------------------------------------------------------------
           Net      Gross    Gross       Net    Gross   Gross      Net    Gross   Gross
           Sales    Profit   Margin      Sales  Profit  Margin     Sales  Profit  Margin
          ------------------------------------------------------------------------------
Casual
furniture  $74,586  $36,526   49.0%     $59,733 $28,227  47.3%    $56,363  $24,164  42.9%
Contract
 seating    72,346   25,704   35.5%      69,938  23,439  33.5%     58,386   17,256  29.6%
RTA         15,207    3,525   23.2%      11,689   2,462  21.1%      7,396    1,294  17.5%
          --------   ------             -------  ------           -------   ------
          $162,139  $65,755   40.6%    $141,360 $54,128  38.3%   $122,145  $42,714  35.0%



  The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                               For the Years Ended December 31,
                          1999              1998             1997

Gross Profit              40.6%             38.3%            35.0%

Selling,general           15.8%             16.4%            17.5%
  and admin expenses

Amortization               2.0%              0.8%             0.8%

Operating Income          22.7%             21.1%            16.6%

Interest expense           5.5%              0.4%             1.9%

Provision for
  income taxes             7.3%              7.7%             5.6%

Income from
  continuing operations   10.2%             12.9%             9.1%
  before extraordinary
  item

Loss from discontinued
  operations, net of       --                --              (0.6%)
  taxes

Gain (loss) from sale
 of discontinued
 operations,net of tax     0.5%              1.4%             (6.7%)

Net Income                10.6%             14.4%              1.8%



COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998


Net Sales. WinsLoew's consolidated net sales for 1999 increased $20.7 million or 14.6% to $162.1 million, compared to $141.4 million in 1998. Casual product line sales increased by 14.9% from 1998 net of the effect of the Pompeii acquisition. When including the acquisition of Pompeii, casual sales increased 24.9% over 1998. Management believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 3.4% due to growth in the core business and increased demand from the lodging industry. The RTA product line experienced a sales increase of 30.1% due to increased demand as the Company broadened it's product offering to include additional flat-line products and case goods which allowed us to enter new markets.

Gross Profit. Consolidated gross profit increased $11.6 million in 1999 to $65.8 million compared to $54.1 million in 1998. The casual, contract seating and RTA product lines experienced improved gross profits in 1999 due to greater operating efficiencies, increased sales volumes and improved raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million in 1999, compared to 1998, due to commission's expense and other variable costs related to the increased sales volume in 1999.

Amortization. Amortization expense increased $2.2 million in 1999, compared to 1998, due to amortization of goodwill related to both the Pompeii acquisition and the going-private transaction.

Operating Income. As a result of the above, we recorded operating income of $36.8 million (22.7% of net sales) in 1999, compared to operating income of $29.9 million (21.1% of net sales) in 1998.

Interest Expense. Our interest expense increased $8.3 million in 1999, compared to 1998. The Company has increased its debt by $200.7 million from December 31, 1998 as a result of the going-private transaction. ( see Note 2 to the Notes to Consolidated Financial Statements ).

Provision for Income Taxes. Our effective tax rate from continuing operations of 37.4% in 1998 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The effective tax rate from continuing operations of 40.6% in 1999 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Net Sales.  Our consolidated net sales for 1998 increased
$19.3 million or 15.8% to $141.4 million, compared to $122.1 million in 1997. The casual product line sales increased by 17.9%, excluding sales for the Company's wrought iron business sold during 1997. The Company believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract seating product line experienced a sales increase of 19.8% due to growth in the core business and increased demand from the lodging industry. The ready-to-assemble product line experienced a sales increase of 58.0% due to increased demand as the Company broadened it's product offering to include additional flat-line products and case goods which allowed the Company to enter new markets.

Gross Profit. Consolidated gross profit increased $11.4 million in 1998 to $54.1 million compared to $42.7 million in 1997. The casual, contract seating and RTA product lines each generated increased gross profits in 1998 due to greater operating efficiencies, increased sales volumes and improved raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million in 1998 to $23.1 million ( 16.4 % of net sales ) compared to 1997 selling, general and administrative expense of $21.4 million ( 17.5% of net sales ) due to commissions expense and other variable costs related to the increased sales volume in 1998.

Amortization. Amortization expense increased $0.1 million in 1998, compared to 1997, due to amortization of goodwill related to the Tropic Craft acquisition.

Operating Income. As a result of the above, operating income increased by $9.6 million, to $29.9 million (21.1% of net sales) in 1998, compared to operating income of $20.3 million
(16.6% of net sales) in 1997.

Interest Expense. Our interest expense decreased $1.7
million in 1998, compared to 1997 due to the repayment of $15.0 million of indebtedness during the year.

Provision for Income Taxes. Our effective tax rate from continuing operations of 37.4% in 1998 and 38.0% in 1997 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization.

SEASONALITY AND QUARTERLY INFORMATION

Sales of casual products are typically higher in the second quarter of each year as a result of high retail demand for casual furniture preceding the summer months. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products. During the third quarter of 1997 we sold our Lyon Shaw wrought iron division (see Note 4 of the Notes to the Consolidated Financial Statements).

The following table presents the Company's unaudited quarterly data for 1999 and 1998. Such operating results are not necessarily indicative of results for future periods. WinsLoew believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with WinsLoew's Consolidated Financial Statements included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for a full year.


                                ( In thousands )


  1999 Quarters            First      Second    Third       Fourth
                          ---------   ------   ----------   -------


Net sales                $32,910    $47,679     $40,147    $41,403
Gross profit              12,879     19,696      15,428     17,752
Operating income           6,838     11,833       8,403      9,686
Interest expense(income)     123        (46)      2,203      6,630
Income from continuing
  operations               4,184      7,350       2,827      2,150
Gain on sale of
 discontinued operations,
                              --         --          --        755
 net of taxes
Net income                $4,184     $7,350      $2,827     $2,905
                      				======== 	========    	========	 ========



                                       ( In thousands )


  1998 Quarters            First      Second    Third       Fourth
                          ---------   ------   ----------   -------


Net sales                $27,576    $42,892     $36,258    $34,634
Gross profit               9,630     16,740      13,527     14,231
Operating income           4,871     10,282       6,265      8,464
Interest expense(income)     333        354         137       (189)
Income from continuing
  operations               2,873      6,199       3,791      5,437
Gain on sale of
 discontinued operations,
                              --         --          --      2,031
 net of taxes
Net income                $2,873     $6,199      $3,791     $7,468
                     					========  =======	     ======	   =======




LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. At December 31, 1999, the Company had $26.7 million of working capital and under its senior credit facility $34.3 million of unused and available funds under its revolving credit facility and $20.0 million of unused and available funds under the acquisition loan facility.

Cash Flows from Operating Activities. During 1999, net cash provided by operations decreased to $20.8 million, compared to $31.1 million in 1998. The decrease was primarily due to the sale of assets of discontinued operations in 1998 and the establishment of a federal tax refund receivable in 1999.

Cash Flows from Investing Activities. During 1999, we spent $3.3 million on capital expenditures, $18.2 million on the purchase of Pompeii (see Note 4 to the Audited Consolidated Financial Statements) and $269.2 million for the merger with Trivest Furniture Corporation. This is compared to capital expenditures of $0.9 million and $9.3 million for the purchase of Tropic Craft in 1998. Net cash used in investing activities was $290.7 million and $11.3 million for the twelve months ended December 31, 1999 and December 31, 1998 respectively.

Cash Flows From Financing Activities. Net cash provided by financing activities during 1999 was $270.1 million compared to $20.1 million used in financing activities in 1998. In 1999, cash was primarily provided by proceeds from borrowings under our senior credit facility and the issuance of units consisting of the original notes and warrants. (see Notes 2 and 5 to the Audited Consolidated Financial Statements) During 1998, we used cash generated by operations to repay $15.0 million of debt and purchase $6.1 million of our common stock .

We financed the merger with $78.0 million of cash and rollover equity investment, approximately $7.1 million of available cash on hand, term loan borrowings of approximately $95.0 million under our $155.0 million senior credit facility and $102.5 million of proceeds from the sale of units consisting of the original notes and warrants.

Our senior credit facility consists of three term loans aggregating $95.0 million, all of which was borrowed at closing, a $40.0 million revolving credit facility, none of which was borrowed at closing, and a $20.0 million acquisition loan facility, none of which was borrowed at closing. See " Senior Credit Facility." As of December 31, 1999, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $34.3 million and $20.0 million under the acquisition loan facility, both of which are subject to certain conditions.

We have significant amounts of debt requiring interest and principal repayments. The notes require semi-annual interest payments commencing in February 2000 and will mature in August 2007. Borrowings under the senior credit facility require monthly interest payments, which commenced in September 1999. Of the term loans, $3.7 million mature in each of 2000 and 2001, $6.7 million mature in each of 2002 and 2003, $7.7 million mature in 2004, $33.25 million matures in each of 2005 and 2006. Amounts outstanding under the revolving credit facility mature December 31, 2004. Amounts outstanding under the acquisition loan facility at December 31, 2001 mature 20% in 2002, 30% in 2003 and 50% in 2004. As of December 31, 1999,
$5.7 million was outstanding under the revolving credit facility and no amounts were outstanding under the acquisition loan facility.

Our other liquidity needs relate to working capital, capital expenditures and potential acquisitions. We intend to fund our working capital, capital expenditures and debt service requirements through cash flow generated from operations and borrowings under our senior credit facility.

We believe that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund our anticipated working capital needs. Significant expansion of our business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require us to seek access to debt or equity markets.

Our anticipated capital needs through 2000 will consist primarily of the following:

 	interest payments due on the notes and interest and principal due under our senior credit facility,

 	increases in working capital driven by the growth of our business, and

 	the financing of capital expenditures.

Aggregate capital expenditures are budgeted at approximately $3.0 million in 2000 and will consist of approximately $2.0 million to purchase a currently leased facility, approximately $0.5 million to upgrade an additional facility and approximately $0.5 million for general facility improvements. To the extent available, funds will be used to reduce outstanding borrowings under our senior credit facility. Management believes that funds generated from operations and funds available under our senior credit facility will be sufficient to satisfy our debt service obligations, working capital requirements and commitments for capital expenditures.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

We purchase some component parts for our seating products from several Italian suppliers, which we pay for in local currency. These purchases expose us to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, we will pay more in U.S. dollars for these purchases. To reduce our exposure to loss from such potential foreign exchange fluctuations, we will occasionally enter into foreign exchange forward contracts. These contracts allow us to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if we are unable to continue such forward contract activities, and our inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. We elected to hedge a portion of our exposure to purchases to be made in 1999 by entering into foreign currency forward contracts with a value of approximately $2.3 million. At December 31, 1999, we did not have any foreign currency forward contracts outstanding. We did not incur significant gains or losses from these foreign currency transactions. Our hedging activities relate solely to our component purchases in Italy; we do not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

YEAR 2000

WinsLoew is now Year 2000 compliant and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the year 2000 problem at year end 1999.

As of the end of the fourth quarter of 1999, we had completed testing and remediation of 100% of our continuing operations business critical systems at an aggregated cost of approximately $0.5 million, which represented approximately 20% of our information technology budget for the last four years, and was funded from internally generated funds. Approximately 59% of these costs were for replacement of existing software, approximately 23% were for replacement and/or upgrade of existing hardware, approximately 12% were for replacement of non-information technology systems and equipment, and approximately 6% were for repair and/or upgrade of existing software. Non-information technology systems do not represent a significant component of our operations. We deduct these costs from income. Other non-Year 2000 technology efforts have not been materially delayed and we do not anticipate any future exposure related to the year 2000 issue.






ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and
Results of Operations." And in Note 1 of the Company's Consolidated Financial Statements.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                Page

Report of Ernst & Young LLP, Independent Auditors          26

Consolidated Balance Sheets as of
  December 31, 1999 and 1998                               27

Consolidated Statements of Income
  For the Years Ended December 31, 1999,1998,
  and 1997                                                 28

Consolidated Statements of Stockholders' Equity
  For the Years Ended December 31, 1999,1998,
  and 1997                                                 29

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1999,1998,
  and 1997                                                 30

Notes to Consolidated Financial Statements                 31


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders of WinsLoew Furniture, Inc.

We have audited the accompanying consolidated balance sheets of WinsLoew Furniture, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits also included the financial statement schedule of WinsLoew Furniture, Inc. listed in Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

		                  /s/ Ernst & Young LLP


Birmingham, Alabama
January 27,2000


                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

                                             December 31,
                                      --------------------------
                                        1999             1998
                                      ----------      ----------

Assets
Cash and cash equivalents              $    710       $    475
Cash in escrow                            1,000          1,000
Accounts receivable, less allowances
   for doubtful accounts of $2,098
   and $1,694 at December 31, 1999
   and 1998, respectively                25,706         23,647
Inventories                              14,545         12,206
Refundable income taxes                   6,908            --
Prepaid expenses and other
   current assets                         4,846          4,638
                                       --------       --------
          Total current assets           53,715         41,966


Property, plant and equipment, net       16,462         13,948
Goodwill, net                           231,377         27,176
Other assets, net                         6,508          1,463
                                       --------       --------
  Total assets                         $308,062       $ 84,553
                                       ========       ========

Liabilities and Stockholders' Equity
Current portion of long-term debt      $  3,700       $     47
Accounts payable                          4,265          4,377
Accrued interest                          5,560             24
Other accrued liabilities                13,469          9,928
Net liabilities of discontinued
  operations                                 --          1,750
                                       --------       --------
          Total current liabilities      26,994         16,126

Long-term debt, net of current portion  198,258          1,400
Deferred income taxes                     1,099            801
                                       --------       --------
   Total liabilities                    226,351         18,327
                                       --------       --------
Commitments and contingencies (note 9)

Stockholders' equity:
 Preferred stock, par value
    $.01 per share, none authorized,
    and none issued at December 31, 1999
    and 5,000,000 shares authorized,
    none issued at December 31, 1998       --             --
 Common stock- par value $.01 per
    share, 1,000,000 shares
    authorized at December 31, 1999 and
    20,000,000 shares authorized at
    December 31,1998 with 780,000 and
    7,294,408 shares issued and outstanding
    at December 31, 1999 and 1998,
    respectively                               8             73
  Additional paid-in capital              79,392         19,797
 Retained earnings                         2,311         46,356
                                        --------       --------
 Total stockholder's equity               81,711         66,226
                                        --------       --------
 Total liabilities and
    stockholder's equity                $308,062	       $84,553
                                        --------        --------

                        See accompanying notes.










            WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


(In thousands)

                                   Year Ended December 31
                          -----------------------------------------
                                1999        1998         1997
                          ------------   ----------   -------------
Net sales                     $162,139    $141,360     $122,145
Cost of sales                   96,384      87,232       79,431
                              --------    --------     --------
   Gross profit                 65,755      54,128       42,714

Selling, general and
  administrative expenses       25,674      23,124       21,427
Amortization                     3,321       1,122          992
                              --------    --------     --------
   Operating income             36,760      29,882       20,295

Interest expense                 8,910         635        2,296
                              --------    --------     --------
  Income from continuing
   operations before income
   taxes                        27,850      29,247       17,999
 Provision for income taxes     11,339      10,947        6,838
                              --------    --------     --------
 Income from continuing
   operations                   16,511      18,300       11,161
 (Loss)from discontinued
    operations, net of taxes        --          --         (718)
Gain(loss)from sale of
    discontinued operations,
    net of taxes                   755       2,031       (8,200)
                              --------    --------     --------
   Net income (loss)           $17,266     $20,331      $ 2,243
                              ========    ========     ========

                          See accompanying notes.




                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

                             Common Stock      Additional
                          ------------------     Paid-in    Retained
                           Shares     Amount     Capital    Earnings    Total
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1996         7,481,783     $75      $24,543    $23,782    $48,400

Exercise of stock options    94,725       1          872         --        873
Repurchase and
   cancellation
   of stock                (50,000)      (1)        (489)        --       (490)
Net income                       --      --           --      2,243      2,243
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1997         7,526,508      75       24,926     26,025     51,026

Exercise of stock
   options                   63,900       1          924         --        925
Repurchase and
   cancellation
   of stock                (296,000)     (3)      (6,053)        --     (6,056)
Net Income                       --      --           --     20,331     20,331
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1998         7,294,408     $73      $19,797    $46,356    $66,226

Exercise of stock
   options                       --       --       6,941         --       6,941
Repurchase and
   cancellation
   of stock                (112,500)     (1)      (3,185)        --     (3,186)
Net income through
   merger date                   --      --           --     14,955     14,955
Going private
   transaction           (7,181,908)    (72)     (23,553)   (61,311)   (84,936)
Proceeds of stock issued    780,000       8       77,992         --     78,000
Valuation of warrants
   issued in connection
   with senior
   subordinated notes           --      --         1,400         --      1,400
Net income from merger
   date through year end        --      --           --       2,311      2,311
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1999          780,000      $8       $79,392     $2,311    $81,711

                          =========   ======   ==========   ========   =======


                        See accompanying notes.


                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                             Year ended December 31,
                                        ---------------------------------
                                          1999         1998         1997
                                        -------      --------     -------

Cash flows from operating activities:
Net income (loss)                       $17,266      $20,331       $2,243
Adjustments to reconcile net
   income to net cash provided
   (used in) operating activities:
Depreciation and amortization             4,845        2,618        2,634
Provision for losses on accounts
   receivable                               392        1,331           42
Provision for excess and
   obsolete inventory                       465          702        1,267
Going private transaction expenses          201           --           --
Change in net assets held for sale           --        6,743       14,710
Changes in operating assets and
   liabilities, net of effects
   from acquistions and dispositions:
        Accounts receivable              (2,037)      (2,210)       1,875
        Inventories                         891       (1,866)         (85)
        Prepaid expenses and
          other current assets               61        2,779       (3,871)
        Refundable income taxes          (6,908)          --           --
        Other assets                         --          843          691
        Accounts payable                   (716)         792         (591)
        Accrued interest                  5,536           --           --
        Other accrued liabilities            17         (357)       3,386
        Deferred income taxes               792         (566)        (310)
                                        --------     --------     --------
          Total adjustments               3,539       10,809       19,748
                                        --------     --------     --------
          Net cash provided by
          (used in) operating
          activities                     20,805       31,140       21,991
                                        -------      --------     --------

Cash flows from investing activities:
Capital expenditures                     (3,265)        (942)        (425)
Proceeds from disposition of business        --           --         2,119
Proceeds from disposition of business
  held in escrow                             --       (1,000)           --
Going private transactions             (269,201)          --            --
Investment in subsidiary                (18,207)      (9,323)           --
                                        --------     --------     --------
          Net cash provided by
          (used in) investing
          activities                   (290,673)     (11,265)        1,694
                                        --------     --------     --------

Cash Flows from financing activities:
Net borrowings(payments) under
  revolving credit agreements             4,295       (10,837)     (19,872)
Payments on long-term debt                   --        (4,139)      (4,386)
Proceeds from issuance of
  common stock, net                          --           925          873

Repurchase and cancellation of stock     (3,186)       (6,056)        (490)
Proceeds from issuance of long-term
  debt                                  196,216            --           --
Proceeds from issuance of common stock
  warrants and common stock, net         79,400            --           --
Deferred financing costs                 (6,622)           --           --
           	                             --------     --------    ---------
          Net cash provided by
          (used in) financing
          activities                    270,103       (20,107)    (23,875)
                                        --------     --------     --------
          Net increase (decrease) in
          cash and cash equivalents         235          (232)       (190)

Cash and cash equivalents at
  beginning of year                         475           707         897
                                        --------     --------     --------
Cash and cash equivalents at
  end of year                              $710          $475        $707
                                        ========     ========     ========
Supplemental disclosures:
     Interest paid                       $3,474          $695       $2,318
     Income taxes paid                  $11,360        $9,579       $6,048


Investing activities including the
  acquisiton of Pompeii in 1999 and
  and Tropic Craft in 1998.
Assets acquired, liabilities assumed and
  Consideration paid was as follows:

Fair value of assets acquired          $20,082       $10,078
Cash acquired                               --           (43)
Liabilities assumed                     (1,875)         (712)
                                       --------      --------
                                       $18,207        $9,323
                                       ========      ========

                                 See accompanying notes.










WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of WinsLoew Furniture, Inc. ("WinsLoew") and its subsidiaries (the
"Company"). All material intercompany balances and transactions have been eliminated.

BUSINESS

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual, contract seating and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. WinsLoew's contract seating products are distributed to a customer base, which includes architectural design firms, restaurant and lodging chains. WinsLoew's RTA products include promotionally priced coffee and end tables, wall units and rolling carts.
Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers.
The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.

CASH AND CASH EQUIVALENTS

The Company classifies as cash and cash equivalents all highly liquid investments which have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts. The Company's cash balance at December 31, 1999 and 1998 includes $1.0 million in an escrow account pending final purchase price adjustments related to the sale of a discontinued operation (see Note 3).


INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: building and improvements, 8 to 40 years; manufacturing equipment, 2 to 10 years; office furniture and equipment, 3 to 7 years; and vehicles, 3 to 5 years.

GOODWILL

Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisition. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If the review, using undiscounted cash flows over the remaining amortization period, indicates that the cost of goodwill will not be recoverable, the Company's carrying value is reduced.

DEFERRED COSTS (OTHER ASSETS)

Loan acquisition costs and related legal fees, included in other assets, are deferred and amortized over the respective terms of the related debt.


ADVERTISING EXPENSE

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2,204,000, $2,309,000 and $1,819,000 respectively.

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

RECLASSIFICATIONS

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 financial statement presentation.

ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company follows the provisions of Accounting Principles
Board (APB) Opinion No. 25, Accounting for Stock Issued to
Employees and related Interpretations to account for its stock option plan. Under provisions of APB No. 25, no compensation expense has been recognized for stock option grants.

FOREIGN CURRENCY FORWARD CONTRACTS

The Company has exposure to losses, which may result from settlement of certain raw materials purchases denominated in a foreign currency. To reduce this exposure, the Company has entered into forward contracts to buy foreign currency. These forward contracts are accounted for as hedges, therefore, gains and losses from settlement of the forward contracts are used to offset gains and losses from settlement of the liability for the purchased raw materials. Gains and losses are recognized in the same period in which gains or losses from the raw material purchases are recognized. The Company is exposed to losses on the forward contracts in the event it does not purchase the raw materials, however, the Company does not anticipate this event.

At December 31, 1999 and 1998 the Company did not have any forward contracts outstanding. There were no significant deferred gains or losses and actual gains (losses) included in cost of sales were ($33,000), ($12,000) and $30,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

During 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ( SFAS 133 ).
SFAS 133 as amended by SFAS 137, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

2.  GOING  PRIVATE TRANSACTION

From December 19, 1994 through August 27, 1999, WinsLoew's common stock was traded on the NASDAQ National Market under the symbol "WLFI". On August 27, 1999, WinsLoew and Trivest
Furniture Corporation (Trivest Furniture), a  newly formed
Florida corporation was merged with and into WinsLoew, with WinsLoew being the surviving corporation. The merger was approved by majority vote of the shareholders on August 27, 1999. Pursuant to the merger, each holder of the outstanding
WinsLoew common stock, other than stock held by Trivest
Furniture, received $34.75 per share in cash, without interest, and the holder of each outstanding stock option received a cash payment equal to the difference between $34.75 and the exercise price of the option.

Funds to pay the cash merger consideration, option cancellation payments and related fees and expenses were provided by the following sources: (1) the net proceeds from the sale of units consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock; (2) borrowings of term loans and drawings on a revolving line of credit under our senior credit facility; (3) and equity.

The stock purchase described above was completed in one transaction. The Company accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price described above. WinsLoew continues to report its full year of operations as it is the surviving corporation.

The following sets forth the sources and uses of the funds for the transaction.

    								  Uses
							  ( In Thousands)

Cost of stock and stock options         		$268,256
Expense of transaction                 	 	  14,350
                                       -------------
	Total                                    $282,606


								     Sources
							  ( In Thousands )

Senior Subordinated Notes and warrants           $102,452
Senior Credit facility        	   	                95,000
Cash equity investment	    	                       66,167
Rollover equity investment    	                    11,833
Available cash on hand	      	                      7,154
                                             ---------------
Total                                            $282,606


The total amount of goodwill recorded as a result of the transaction was $191,205,500. The amount of unamortized goodwill resulting from the transaction at December 31, 1999 was $189,554,300.


The write-off of unamortized loan costs related to the Company's former credit facility in the amount of $0.2 million is reflected in the accompanying consolidated statements of income for the year ended December 31, 1999. ( See Note 4 ).

3. DISCONTINUED OPERATIONS

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

Write-off of goodwill in connection
 with sale of assets                             $3,902,000
Reduction of inventory value                      2,791,000
Reduction of property to net realizable value     2,067,000
Reduction of accounts receivable value            1,390,000
Other Liabilities / Reserves                      1,050,000
Accrual for losses through disposition            1,200,000
                                                -----------
Total                                           $12,400,000
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

As a condition of the sale mentioned above, WinsLoew is required to hold in escrow $1.0 million of the sales proceeds to provide indemnification to the purchaser for claims arising from the date of purchase to December 31, 1999. In January 2000, the escrow amount was distributed to the company.

The operating results of the discontinued operations are summarized as follows (dollars in thousands):

                       For the Years Ended December 31,
                      1999          1998          1997

Net sales            $  --         $4,432        $15,921
Income before taxes     --             --         (1,178)
Net Loss                --             --           (718)




There were no net assets or liabilities related to discontinued operations at December 31, 1999, while the net liabilities of discontinued operations at December 31, 1998 were $1,750,000.
Under the provisions of SFAS No. 5, Accounting for
Contingencies, the Company evaluated the contingencies related to the sale of its discontinued RTA operation and the liquidation of its discontinued futon operations. This evaluation resulted in a net liability at the end of 1998 of $1,750,000 which was comprised of $1,160,000 for the settlement of warranty claims and product returns in accordance with the Company's warranty policy and contractual indemnity related to the sale of the RTA operations, $200,000 in contingent liabilities related to the closing of the sale of the RTA operations, $250,000 of litigation involving a disputed trade name and $140,000 of miscellaneous items. These contingencies were settled during 1999 and there are no liabilities related to the discontinued RTA operation or Futon operations at December
31, 1999.

The total assets and liabilities of the subsequently retained
Southern Wood operation for the period classified as a discontinued operation were $4.0 million and $1.1 million, respectively, at December 31, 1997.

The operating results of the subsequently retained Southern Wood operation for each of the years the operation was reported as a discontinued operation are summarized as follows (dollars in thousands):


                       For the Years Ended December 31,
                          1998           1997

Net Sales                $11,689        $7,396

Income before taxes        1,004           399

Net income                   611           247

The Company recorded pre-tax income from the disposition of discontinued operations totaling $1.2 million ($0.76 million net of taxes) and $3.2 million ( $2.0 million net of taxes ) for 1999 and 1998 respectively. The components are as follows:

                             1999           1998
Gain on liquidation
 of Futon operations        524,000       2,425,000

Reversal of reserves
 related to Southern
 Wood                          --         1,857,000

Gain (loss) on sale of
 remaining RTA operation    678,000      (1,093,000)
                         ----------      -----------
Total                    $1,202,000      $3,189,000
                         ==========      ==========

The reversal of reserves is comprised of $1,157,000 related to the write-down of assets to net realizable values, $400,000 estimated loss from operations, and $300,000 for estimated costs of disposal. The amounts were a reversal of the amounts accrued in 1997 for discontinued operations related to Southern Wood.

The loss on the sale of the remaining RTA operation is the actual loss incurred on the sale of the business in 1998.

As a result of the Board's decision to retain Southern Wood, the consolidated financial statements for 1997 have been reclassified to reflect the results of operations of Southern Wood as a continuing operation.

4.  ACQUISITIONS AND DISPOSITION

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

In June 1998, the Company purchased all of the stock of Villella, Inc. d/b/a Tropic Craft Aluminum Furniture
Manufacturers ("Tropic Craft") for $9.3 million. In addition, the seller is entitled to receive contingent purchase price payments of up to $1.0 million upon achievement of targeted earning performance with respect to the years ending June 30, 1999 and June 30, 2000. During 1999, the seller received a payment of $500,000 based upon the earnings performance for the year ended June 30, 1999. Tropic Craft is engaged in the design and manufacture of contract casual furniture. The acquisition resulted in goodwill of $6.9 million. Funds for the acquisition were provided under WinsLoew's credit facility. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Tropic Craft have been included in the consolidated operating results since the date of acquisition.

On July 23, 1999, the Company purchased the stock of Miami Metal
Products d/b/a Pompeii Furniture Industries, Inc. and its affiliate, Industrial Mueblera Pompeii De Mexico, S.A. De
C.V.(Pompeii), which are involved in the design and manufacture of casual furniture sold in the residential and contract markets. The purchase price of approximately $18.2 million, including fees and expenses, was paid in cash and funded with internally generated funds. The acquisition resulted in goodwill of approximately $14.0 million and was accounted for under the purchase method of accounting and accordingly, the operating results of Pompeii have been included in the consolidated operating results since the date of acquisition.

The following unaudited pro forma information has been prepared assuming that the acquisitions of Tropic Craft and Pompeii as well as the merger with Trivest Furniture (see Note 2) occurred on January 1, 1998. Permitted pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented.
In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.



(In thousands)

                          For the Years Ended December 31,
                              1999          1998

Net sales                   $170,267      $159,124
Income from continuing
  operations                  $3,880          $443
Net income                    $4,635        $2,474


5.	LONG-TERM DEBT

During 1999, proceeds from borrowings under the Company's new senior credit facility and the sale of units, consisting of
 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock, were used to finance a portion of the consideration in the merger of WinsLoew with Trivest Furniture.
(see Note 2).


Long-term debt consisted of the following at December 31, 1999 and 1998:

(In thousands)              1999             1998

Revolving line of credit    $5,742         $1,400
Term Loan                   95,000             47
Subordinated notes         101,216            --
                           -------          -------
                           201,958          1,447
Less current portion         3,700             47
                           -------          -------
                          $198,258         $1,400
                          ========         ========

At December 31, 1999 and 1998, the carrying amounts of long-term debt approximated their fair values.



SENIOR CREDIT FACILITY

In connection with the merger, WinsLoew entered into a senior credit facility provided by a syndicate of financial institutions. The facility, which matures in December 2004, provides for borrowings of up to $155 million and is collateralized by substantially all of the assets of the Company. The facility consists of a working capital line of credit (maximum of $40 million), term loans (aggregate of $95 million) and an acquisition line of credit (maximum of $20 million). The working capital line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At December 31, 1999, the carrying value of the working capital line of credit, $5.7 million, approximated its fair value. The term loans consist of three loans, with principal balances and applicable interest rates at December 31, 1999, as follow:

                    Term Loan A     Term Loan B    Term Loan C
                    ---------------------------------------------
Principal Balance    $25 million     $62.5 million  $7.5 million
Eurodollar rate       8.9375%          9.4375%       9.4375%
Maturity date    December 21,2004   	June 30,2006    June 30,2006





At the option of the Company, the interest rates under the facility are either: (1) the base rate, which is the higher of the prime, lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted Eurodollar rate plus a margin. The margins of different loans under the facility vary according to a pricing grid. The margins for base rate loans range from zero to 1.0% for the working capital line of credit, term loan A and the acquisition line of credit and from 1.0% to 1.5% for term loan B and term loan C, in each case depending on WinsLoew's consolidated leverage ratio. The margins for Eurodollar rate loans range from 2.0% to 3.0% for the working capital line of credit, term loan A and the acquisition line of credit and from 3.0% to 3.5% for term loan B and term loan C, in each case depending on WinsLoew's consolidated leverage ratio. As of December 31, 1999, the loans are priced at the Eurodollar rate plus a margin of 3.0% for the working capital line of credit, term loan A and acquisition line of credit and a margin of 3.5 % for the term loan B and term loan C.

The outstanding balance of term loan A is due 12.0% in 2000, 12.0% in 2001, 24.0% in 2002, 24.0% in 2003 and 28.0% in
2004. The outstanding balance of term loan B is due 1.12% in each of 2000, 2001, 2002, 2003 and 2004,53.2% in 2005 and 41.2%
in 2006.The entire outstanding balance of the term loan C is due in 2006. Amounts outstanding under the acquisition line of credit at December 31, 2001 convert to a term loan with the balance payable 20.0% in 2002, 30.0% in 2003 and 50.0% in 2004.

The Company must pay commitment fees (1) at a rate per annum equal to 0.5% or the undrawn amounts of the working capital line of credit, subject to a reduction to 0.375% per annum depending upon its consolidated leverage ratio and (2) at a rate per annum of 0.75% on the undrawn amount of the acquisition line of credit during the resolving period, subject to a reduction to 0.5% (or 0.375% depending upon its consolidated leverage ratio) per annum from and after the date on which at least $10.0 million is outstanding under the acquisition line of credit.

The facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios. At December 31, 1999, the Company was in compliance with such covenants.

The facility is secured by a pledge of the capital stock of all the Company's domestic subsidiaries.


SENIOR SUBORDINATED NOTES AND WARRANTS

In connection with the merger, the Company issued 105,000 units ("Units") consisting of $105 million aggregate principal amount at maturity of 12 3 / 4 % senior subordinated notes due 2007
("Notes") and warrants ("Warrants") to purchase an aggregate of 24,129 shares of its capital stock. Each Unit consists of $1,000 aggregate principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The issue price of each Unit was $975.73, of which the Company allocated $962.40 to the Notes and $13.33 to the Warrant. The total amount of discount recorded on the notes was $3,948,350 and is being amortized on a straight line basis to interest expense over the life of the Notes.
The Notes are general unsecured obligations of the Company and are junior in the right of payment to the Company's debt that does not expressly provide that it ranks equally with or junior to the Notes, including the Company's obligations under its senior credit facility. The Notes are unconditionally guaranteed by the direct and indirect domestic subsidiaries of WinsLoew and bear interest at 12 3 / 4%, which is payable semi-annually on February 15 and August 15 beginning on February 15, 2000. The
Notes will mature on August 15, 2007.




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

The Warrants are exercisable on or after the occurrence of certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 3% of the common stock of WinsLoew. The Warrants expire on August 15, 2007. The
Company estimates the value of the Warrants at $1.4 million, which is reflected as "additional paid-in capital" in the accompanying consolidated balance sheet.

The indenture under which the Notes are issued requires the Company to meet a minimum fixed charge coverage ratio and includes other provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 1999, the Company was in compliance with such covenants.

Maturities of long-term debt for the five years succeeding
December 31, 1999 are $3.7 million in 2000, $3.7 million in
2001, $6.7 million in 2002, $6.7 million in 2003 and $7.7
million in 2004.


6.	CAPITAL STOCK

On January 23, 1998, the Board approved a plan authorizing the repurchase of 1,000,000 shares of the Company's stock in the open market at times and prices deemed advantageous. During
1998, the Company retired 296,000 shares of common stock purchased for $6.1 million. In 1999, prior to going-private the Company purchased 112,500 shares at a cost of $2.2 million. As part of the going private transaction the Company purchased all of the remaining 7,181,908 shares outstanding at a cost of $268.3 million, which includes the exercise of stock options.
Also, in connection with the going-private transaction WinsLoew has authorized 1,000,000 shares of $0.01 par value common stock.
At December 31, 1999 there were 780,000 shares issued and outstanding.

7.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                          For the Years Ended December 31,

(in thousands)           1999           1998         1997
                        -----------------------------------
Provision for taxes
 related to continuing
 operations             $11,339        $10,947       $6,838

Benefit for taxes
 related to
 discontinued
 operations                 --             --          (375)

Provison (benefit)
 for taxes related to
 loss on sale of
 discontinued operations    447           1,158       (4,200)
                       --------------------------------------
Total provision
 for taxes              $11,786         $12,105       $2,263
                       ======================================

                        For the Years Ended December 31,
(In thousands)          1999        1998        1997

Federal:
 Current              $10,696      $10,128     $3,985
 Deferred                  48          856     (1,936)
State:
 Current                  742          989        496
 Deferred                 300          132       (282)
                     -----------------------------------
                      $11,786      $12,105     $2,263
                     ===================================



At December 31, 1999 and 1998, deferred tax assets and liabilities consisted of the following:

(In thousands)                      1999         1998
                                 -----------------------
Deferred tax assets:
  Capitalized inventory costs      $162         $173
  Reserves and accruals           2,876        2,894
  State net operating loss
   carryforwards                      9          304
                                 -----------------------
Deferred tax assets               3,047        3,371
                                 -----------------------
Deferred tax liabilities:
  Intangible asset basis
   difference                     (430)         (191)
  Excess of tax over
   book depreciation              (660)         (611)
  Prepaid Expenses                 (91)          (94)
  Other                           (243)         (504)
                                 -----------------------
Deferred tax liabilities        (1,424)       (1,400)
                                ------------------------
Deferred income taxes, net      $1,623        $1,971
                                =========================
Included in:

  Other current
   assets/liabilities            $2,722       $2,772
  Deferred income taxes          (1,099)        (801)
                                 ------------------------
                                 $1,623       $1,971


 The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:

                          For the Years Ended December 31,
                         1999            1998         1997
                        --------------------------------------
Federal income tax rate  35.0%           35.0%        34.0%
State income taxes        2.3%            3.4%         4.7%
Goodwill Amortization     2.7%            2.1%         9.3%
Other                     0.6%           (3.4&)        2.2%
                         -----------------------------------
Effective tax rate       40.6%           37.1%        50.2%
                         ===================================

8.  RELATED PARTY TRANSACTIONS

In October 1994, WinsLoew entered into a ten-year agreement (the
"Investment Services Agreement") with Trivest, Inc. ("Trivest").
Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services
Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation was $500,000, subject to cost of living increases and increases for additional businesses acquired. During 1999, in conjunction with the merger with Trivest Furniture Company, the Investment Services
Agreement was amended to adjust the annual base compensation from $500,000 to $350,000. For 1999, 1998 and 1997, the amount expensed was $458,000, $641,000 and  $628,000 respectively.
Under the agreement, the Company also paid Trivest $375,000 in connection with the Pompeii acquisition ( see Note 4 ) and $3,000,000 in connection with the going-private transaction ( see Note 2 ).

9.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain office space, manufacturing facilities and various items of equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on various measures of inflation. Rental expense amounted to approximately $1,009,000, $830,000, and $769,000, for the years ended December 31, 1999, 1998 and 1997, respectively.
Operating lease agreements in effect at December 31, 1999 have the following remaining minimum payment obligations:

(In thousands)

2000                   $1,391
2001                    1,461
2002                    1,247
2003                      988
2004                      797
2005-2008               1,207
                       -------
                        7,091
                       =======

EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain employees.
The agreements provide for minimum salary levels and bonuses based on a percentage of pre-tax operating income, as defined in the agreements.

EMPLOYEE BENEFIT PLANS

The Company has two employee benefit plans established under the provisions of Section 401(k) of the Internal Revenue Code.
Full-time employees who meet various eligibility requirements may voluntarily participate in the plans. The plans provide for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. Company contributions were $202,000, $161,000 and $143,000 in 1999, 1998 and 1997 respectively.

STOCK OPTIONS

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

Pro forma net income and earnings per share have been determined as if the Company had accounted for its employee stock options as compensation expense based on their fair value. Fair value was estimated at the date of grant using a Black-Scholes option pricing model for 1998 and 1997 assuming a risk-free interest rate of 4.83%, and 6.45% for 1998 and 1997, respectively, a volatility factor for the Company's common stock of .608 and .411 in 1998 and 1997, respectively and a weighted-average expected life of the options of six years.
The pro forma information is not likely to be representative of the effects of options on pro forma net income in future years because the Company is required to include only options granted since 1994 in the pro forma information.

                     For the Years Ended December 31,
(In thousands)           1998           1997
                     --------------------------------
Pro forma net income   $20,035         $2,068
                     ===============================


Information with respect to WinsLoew's Plan is as follows:




                          1999
                  -----------------------
                              Weighted
                          Average Exercise
                  Options       Price            1998         1997
                  -------------------------------------------------------
Options outstanding
  at January 1      742,900     $9.89           784,850      671,550
Granted              22,500    $24.34            40,000      250,000
Exercised          (765,400)   $10.34           (63,900)     (94,725)
Canceled                --        --            (18,050)     (41,975)
                  --------------------------------------------------------
Options outstanding
 at December 31         --        --            742,900      784,850
                  ==========                   =========================
Exercise prices
 per share       $5.88-$24.38                $5.88-$23.44  $5.88-$16.06
Options exercisable
 at December 31        --         --            422,060      407,100
                  ===========                  ==========================
Options available
 for grant at
 December 31           --                       573,375      595,325
                  ===========                   ==========================

Upon consummation of the merger on August 27,1999, all outstanding options were cancelled, with holders entitled to payment of the difference between the option exercise price and $34.75.
We have no stock option plans or outstanding stock options at December 31,1999.

LITIGATION AND LIABILITY CLAIMS

The Company is, from time to time, involved in routine litigation icluding general liability and worker's compensation claims. It is the opinion of management that sufficient insurance has been purchased to cover current and potential general liability and worker's compensation claims. None of such litigation in which the Company is presently involved is believed to be material to its liquidity, financial position or results of operations.

OPERATING SEGMENTS

The Company has three segments organized and managed based on the products sold. These reportable segments are described in Note 1.


The Company evaluates performance and allocates resources based on gross profit. The accounting policies are the same as those described in the summary of significant accounting policies. There are no intersegment sale/transfers. Export revenues are not material.

                              For the Years Ended December 31,
                              1999         1998        1997
(In thousands)             ---------------------------------

REVENUES:
Casual Products               $74,586      $59,733     $56,363
Contract seating products      72,346       69,938      58,386
Ready to assemble products     15,207       11,689       7,396
                           -----------------------------------
  Total Revenues             $162,139     $141,360    $122,145
                           ===================================


SEGMENT GROSS PROFIT
Casual products               $36,526      $28,227     $24,164
Contract seating products      25,704       23,439      17,256
Ready to assemble products      3,525        2,462       1,294
                           ------------------------------------
Total segment gross profit     65,755       54,128      42,714
Reconciling items:
Selling, general and
 administrative expenses       25,674       23,124      21,427
Amortization                    3,321        1,122         992
                           -------------------------------------
Operating income               36,760       29,882      20,295
Interest expense,net            8,910          635       2,296
                           -------------------------------------
Income from continuing
 operations before
 income taxes                 $27,850      $29,247     $17,999
                           =====================================

DEPRECIATION AND
AMORTIZATION:
Casual products                $2,073       $1,550      $1,532
 Contract seating products        374          425         411
Ready to assemble products        312          309         341
                           --------------------------------------
      Total                     2,759        2,284       2,284
Reconciling items:
Corporate                       2,086          334         350
                           --------------------------------------
Total depreciation
  and amortization             $4,845       $2,618      $2,634
                           ======================================



EXPENDITURES FOR                For the Years Ended December 31,
(DISPOSAL OF) LONG                1999         1998        1997
LIVED ASSETS, NET:         -------------------------------------

Casual products                 $1,834         (24)        790
Contract seating products          146         129         236
Ready to assemble products          55         103        (576)
                              -----------------------------------
      Total                      2,035         208         450
Reconciling items:
Corporate                        1,230         734         (25)
                              -----------------------------------
Total expenditures for long
 lived assets, net              $3,265        $942         $425
                              ===================================

SEGMENT ASSETS:
Casual products                $71,079     $51,880      $41,964
Contract seating products       24,156      23,486       21,836
Ready to assemble products       7,379       6,496        3,974
                              -----------------------------------
      Total                    102,614      81,862       67,774
Reconciling items:
Corporate                      205,448       2,691        6,622
Assets held for sale                --          --        6,018
                              -----------------------------------
Total consolidated assets     $308,062     $84,553      $80,414
                              ====================================

The Company has one contract seating customer that accounted for 15%, 17% and 16%of consolidated revenues in the years ended
December 31,1999,1998 and 1997, respectively.

11.SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

                               December 31,
                           1999          1998
                          --------------------
(In thousands)

Inventories:

Raw materials             $11,502       $9,288
Work in process             1,751        1,521
Finished goods              1,292        1,397
                          ---------------------
                          $14,545      $12,206
                          =====================

Property,plant,and
 equipment:

Land                       $2,628       $2,628
Buildings and
 improvements               8,590       10,838
Manufacturing equipment     3,660        9,464
Office equipment              611        1,953
Construction in progress      240           81
Vehicles/Airplane           1,243          176
                          ------------------------
                           16,972       25,140
Accumulated depreciation     (510)     (11,192)
                          ------------------------
                          $16,462      $13,948
                          ========================

Other accrued liabilities:

Compensation, commisions
 and employee benefits     $2,900       $3,063
Customer deposits           1,505        1,749
Income Taxes                1,339        1,546
Other                       7,725        3,570
                           -----------------------
                          $13,469       $9,928

Depreciation expense for continuing operations was $1,524,000, $1,496,000, and $1,642,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Accumulated amortization at December 31, 1999 and 1998 related to goodwill was $8,704,000 and $6,348,000, respectively.
Accumulated amortization at December 31, 1999 and 1998 related to other intangible assets was $486,000 and $1,110,000, respectively.



ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

No events or occurrences required to be disclosed in this
Item 9 have occurred.


PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        Name                Age          Position
-------------------------------------------------------------
Earl W. Powell              61  Chairman of the Board
Bobby Tesney                55  President,Chief Executive Officer and Director
Stewart Long                42  Executive Vice President-Contract Seating
Jerry Camp                  34  Executive Vice President-Casual Furniture
Vincent A. Tortorici, Jr    46  Vice President and Chief Financial Officer
Rick J. Stephens            45  Vice Presidnet-Operations
William F.Kaczynski, Jr     40  Director
David Soloman               37  Director


We were incorporated in September 1994, and in December
1994, acquired our principal operating subsidiaries, Winston and Loewenstein, each of which was a publicly held corporation whose common stock traded on the Nasdaq National Market. Our common stock traded on the Nasdaq National Market from December 1994 through August 1999. On August 27, 1999, Trivest Furniture
Corporation, a newly formed corporation organized by an investor group led by Trivest, merged with and into us. In the merger, the shares of Trivest Furniture Corporation were converted to our shares, and all other shares of our common stock were converted into the right to receive $34.75 per share in cash. As a result of the merger, the shareholders of Trivest Furniture
Corporation became our sole shareholders. Each of our directors and executive officers, other than Mr. Solomon, were also directors or executive officers of ours and our predecessors, Winston or Loewenstein, as described below

Mr. Powell, Chairman of the Board of the Company since
October 1994, serves as President and Chief Executive Officer of
Trivest, Inc. ("Trivest"), which is a private investment firm specializing in management services and acquisitions, dispositions and leveraged buyouts, which was formed by Messrs.
Powell and George in 1981. Trivest is an affiliate of the Trivest Partnerships and Trivest Manager. Mr. Powell has also served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"), since founding that company in February 1984, as Chief Executive of Atlantis from its organization until February 1995 and as President of Atlantis from November 1993 to February 1995. Mr. Powell has served as Chairman of the Board of Biscayne Apparel, Inc., a company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"), since October 1985 and presently serves as Chief Executive Officer of Biscayne. The common stock of Biscayne is quoted on the NASD OTC Bulletin Board. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February
1999. Mr. Powell also served as Chairman of the Board of Winston from December 1988 to December 1994, Chairman of the
Board of Loewenstein from February 1985 to December 1994 and as
Loewenstein's President and Chief Executive Officer from May
1994 to December 1994. From 1971 until 1985, Mr. Powell was a partner with KPMG Peat Marwick, Certified Public Accountants
("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.

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

Mr. Camp, the Company's Executive Vice President-Casual
Furniture since October 1999, served as Vice President - Casual
Furniture Operations from May 1999 to October 1999, served as the Company's Vice President of Operations from September 1998 to May 1999, served as Director of Safety, Environmental and Human Resources from October 1994 to September 1998, served as
Director of Engineering at Winston from September 1988 to
October 1994, and served in various other capacities with Winston, including Project Engineer, from May 1984 to September
1988.

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

Mr. Stephens, the Company's Vice President - Operations since May 1999, served as vice president - operations at Winston from January 1995 to May 1999 and served as vice president and general manager at Winston from December 1993 to January 1995.

Mr. Solomon, a director since September 1999, is a managing director with Goldman, Sachs & Co. He joined Goldman,
Sachs in September 1999 as co-head of the firm's leveraged finance businesses in the Fixed Income Currencies & Commodities division. From January 1991 until September 1999 Mr. Solomon worked at Bear, Stearns & Co., Inc., most recently as a member of its Management & Compensation Committee and co-head of the Investment Banking Division. Prior to joining Bear Stearns, Mr.
Solomon worked at Salomon Brothers and at Drexel Burnham Lambert in various capacities in each firm's high yield businesses.
Prior to joining Drexel Burnham Lambert, Mr. Solomon worked for
Irving Trust Company in its financial institutions group and Irving Securities, Inc.

Mr. Long, the Company's Executive Vice President-
Contract Seating since December 1999, served as Vice president -
Contract Seating Operations from February 1996 to November 1999.
Prior to joining the company Mr. Long worked for Allsteel, Inc.
in the capacity of General manager for three years. Mr. Long started his career with Herman Miller, Inc. in the finance area and served as Controller from 1984 to 1991, and from 1991 to 1993 as Director of Manufacturing.




ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer, and each of the Company's other executive officers on December 31, 1999 and to former executive officers whose total 1999 salary and bonus from the Company was $100,000 or more (the Chief
Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers").


                                                                Long Term
                                       Annual Compensation      Awards
                          --------------------------------------------------
                                                                Number
                                                                Of
                        Fiscal    Annual          Other Annual  Options
Name and Principal      Year      Salary  Bonus Compensation(1)  Granted
Position
------------------
Bobby Tesney            1999     $275,000  $275,000 	$97,259	     --
President and Chief     1998      250,150   250,150   88,471      --
Executive Officer       1997      245,000   183,750   49,221    40,000

Stephen C. Hess         1999      205,672   174,803   42,556      --
Former Executive Vice   1998      204,200   173,570   42,256      --
President-Casual(2)     1997      200,000   150,000   20,935    30,000

Vincent A. Tortorici    1999      162,000   105,300   14,056      --
Vice President and      1998      148,050    96,233   12,845      --
Chief Financial         1997      145,000    72,500   12,669    25,000
Officer

Rick J. Stephens        1999      123,552    61,776   11,338      --
Vice President-         1998      123,552    61,776    9,121      --
Operations              1997      120,240    48,096    7,567     7,500

Jerry C. Camp           1999      138,750    45,938   23,925      --
Executive Vice          1998       94,096    28,800    7,820      --
President-Casual        1997       85,770     8,900    5,908     5,000

Stewart Long            1999      121,530    41,293   12,097      --
Executive Vice          1998      112,692    49,875     --        --
President-Seating       1997       95,748    39,066     --        --

R. Craig Watts          1999      189,111   167,741   10,626      --
Former Executive        1998      185,824   157,803   21,067      --
Vice President-         1997      166,138   121,103   20,357    25,000
Seating(2)



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

(2)	Resigned in October 1999 to assume other responsibilities
within the company.

Option Grants

No stock options were granted to any Named Executive
Officers in 1999. Upon the consummation of the going private transaction on August 27, 1999, all outstanding options were cancelled, with holders entitled to payment of the difference between the option exercise price and $34.75. We have no stock option plans or outstanding stock options at December 31,1999.





401 (k) Plans

Effective January 1, 1997, we established the WinsLoew
Furniture, Inc. 401(k) Plan. Our employees and our subsidiaries' employees are eligible to participate in the 401(k) Plan following the later to occur of (i) the employee's completion of one year of service or (ii) the employee's 21st birthday.
Eligible employees may make a salary reduction contributions to the 401(k) Plan on a pretax basis. For each calendar year, we and the other participating employees may make matching contributions to the 401(k) Plan based on a discretionary matching percentage to be determined each year by management. In addition, we and the other participating employers may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 500 hours of service during the year or who is employed on the last day of the year.
This latter contribution is allocated proportionately based on each participants compensation. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment or upon the attainment of age 59 . An employee is always fully vested in his account balance attributable to his own contributions to the 401(k) Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon the earlier of the attainment of his normal retirement date (age
65), his death, his permanent and total disability, or his completion of six years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule which provides for 20% vesting after two years of service and 20% for each year thereafter. Employees forfeit nonvested amounts.

As a result of the Pompeii acquisition in July 1999, an additional 401-k plan is in effect. Employees of Pompeii are eligible to participate in the Plan immediately after hire.
Eligible employees may make salary reduction contributions to the Plan on a pretax basis. For each calendar year, the Company may make matching contributions to the Plan based on a discretionary matching percentage to be determined each year by the Company.
Employees are not eligible for the company match until completion of one year of service. In addition, the Company may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 1000 hours of service during the year and who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participant's compensation. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment. An employee is always fully vested in his account balance attributable to his own contributions to the Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon his completion of seven years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule that provides for 20% vesting after three years of service and 20% for each year thereafter. Nonvested amounts are forfeited.


Long Term Incentive and Pension Plans

The Company has no Long Term Incentive or Pension Plans.

Director Compensation

We pay each non-Trivest/employee director an annual retainer of $12,000, payable in quarterly installments of $3,000 and a $500 fee for each meeting of the board of directors attended. We reimburse all directors for all travel-related expenses incurred in connection with their activities as directors.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have entered into five-year employment agreements with each of Messrs. Tesney and Tortorici effective as of August 27, 1999.
The employment agreements provide for us to pay Mr. Tesney a 1999 base salary of $275,000, and Mr. Tortorici a 1999 base salary of $162,000. The employment agreements provide for us to pay Mr. Tesney a 2000 base salary of $300,000 and Mr. Tortorici a 2000 base salary of $175,000, in each case subject to subsequent annual cost of living adjustments. The employment agreements also provide for annual incentive compensation payments of up to a specified portion of the executive's then base salary, 100% in the case of Mr. Tesney and 65% in the case of Mr. Tortorici, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of WinsLoew. None of these officers will receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Each employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

We have also entered into a five-year employment agreement with Mr. Long effective as of December 6, 1999. The employment agreement provides for us to pay Mr. Long a 2000 base salary of $160,000, subject to subsequent annual cost of living adjustments. The employment agreement also provides for annual incentive compensation payments of up to 50% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of our seating division. Mr. Long will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Long's employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

Severance Agreements

On August 27, 1999 we entered into severance agreements with each of Messrs. Tesney and Tortorici, under which we have agreed to provide them with severance pay and benefits if their employment is terminated by us following a change in control as defined in the agreement. Under each agreement, if we terminate employment either for cause as defined in the agreement, because of the employee's death, or if the employee terminates his employment other than for good reason as defined in the agreement, following a change in control, we must pay the employee his full base salary through the date of termination plus all other benefits he may be entitled to under any retirement plan we may then have.

If, on the other hand, at any time during the 180 day period following a change in control we terminate the employee's employment other than for cause or due to their disability, as these terms are defined in the agreement, or if the employee terminates his employment during this period for good reason as defined in the agreement, we must pay the employee his full base salary through the date of termination, any accrued bonus and a lump sum severance payment equal to his annual salary.
Additionally, we must provide life, disability, accident and group health insurance benefits substantially similar to those provided to the employee prior to termination of employment for a period of one year after termination, at a cost to the employee no greater than the cost prior to termination. The employee's rights under any retirement plan we may then have will be governed by the terms of the plan. We must also pay the employee's legal fees and expenses incurred by him as a result of termination of his employment. We must make these severance payments not later than the fifth day following termination.

The agreements remain in effect through December 31, 2000 and are automatically extended for additional one-year periods unless we provide notice by October 1 of the preceding year that we do not wish to extend the agreements, and provided that if a change in control occurs during the original or extended term of the agreements, the agreements will continue in effect for not less than 180 days after the last day of the month in which the change in control occurred.


Compensation Committee Interlocks and Insider Participation

Mr. Powell, the Company's Chairman, also serves on the Board of Directors of CHC International, Inc., a hotel and casino development and management company. See "Directors and Executive Officers of WinsLoew."






ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS

We have outstanding 780,000 shares of common stock. The following table sets forth information regarding the beneficial ownership of our common stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares, (2) each of our directors who owns any shares, (3) each Named
Executive Officer, and (4) all directors and executive officers as a group.

                                     Beneficial Ownership
                                     of Common Stock (1)(2)
                                -------------------------------
                                  Number of Shares   Percentage
                                  -----------------------------
Earl W. Powell (3)(4)                718,729          89.4%
Phillip T. George, M.D. (3)(5)       321,443          40.0
Trivest II, Inc.(6)                  377,081          46.9
Trivest Equitites, Inc (7)           311,648          38.8
Bobby Tesney                          11,580           1.4
R.Craig Watts                          9,000           1.1
Vincent A. Tortorici,Jr                7,000           0.9
Rick J. Stephens                       7,000           0.9
Jerry C. Camp                          2,000           0.3
All directors and executive officers
 as a group (7 persons)(8)           765,104          98.1%
__________

(1)	Except as otherwise indicated below, the address of each
      beneficial owner is 160 Village Street, Birmingham, Alabama
      35242.

(2)	Except as otherwise indicated below, all shares are owned
      directly and each person has sole voting and investment power with respect to all shares. In computing the aggregate number of shares beneficially owned by the individual shareholders and groups of shareholders described above and the percentage ownership of such individuals and groups, the 24,129 shares of common stock issuable upon the exercise of the currently
      exercisable warrants issued with the original notes are deemed to be outstanding.

(3)	The beneficial owner's address is 2665 South Bayshore
      Drive, Suite 800, Miami, Florida 33133.

(4)	Includes 30,000 shares held of record directly, 377,081
      shares held of record by Trivest Furniture Partners, Ltd. and
      311,648 shares held of record by Trivest Fund II Group, Ltd.
      See notes (6) and (7) below.

(5)	Includes 9,795 shares held of record directly and 311,648
      shares held of record by Trivest Fund II Group, Ltd. See notes
      (6) and (7) below.

(6)	Includes 377,081 shares held of record by Trivest Furniture
      Partners, Ltd., a privately-held investment partnership.
      Trivest II, Inc. serves as the sole general partner of TFP,
      Ltd., which in turn is the sole general partner of Trivest
      Furniture Partners, Ltd. Mr. Powell is its sole director and controlling shareholder.

(7)	Includes 311,648 shares held of record by Trivest Fund II
      Group, Ltd., a privately-held investment partnership. Trivest
      Equities, Inc. serves as the sole general partner of Trivest
      Fund II Group, Ltd. Messrs. Powell and George are executive officers and the sole directors of Trivest Equities, Inc. Mr.
      Powell is its controlling shareholder.

(8)	Includes 377,081 shares held of record by Trivest Furniture
      Partners, Ltd. and 311,648 shares held of record by Trivest
      Fund II Group, Ltd. See notes (6) and (7).




ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT SERVICES AGREEMENT WITH TRIVEST

In December 1994, we entered into a ten-year investment services agreement with Trivest, pursuant to which Trivest provided us with corporate finance, strategic and capital planning and other management advice, including (1) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals, (2) providing reports to us with respect to the value of our assets, and (3) rendering advice with respect to acquisitions, dispositions, financing and refinancing. Under the investment services agreement, Trivest received a base annual fee of $0.5 million in 1994, subject to annual cost-of-living increases. In addition, for each additional business we acquired, Trivest's base compensation generally increased by the greater of (1) $0.1 million, and (2) the sum of 5% of the additional business' projected annual earnings before income taxes, interest expense and amortization of goodwill, or EBITA, for the fiscal year in which it was acquired, up to $2.0 million of EBITA, plus 3.5% of EBITA in excess of $2.0 million. Moreover, subject to the approval of our board, including a majority of disinterested directors, for each acquisition or disposition of any business operation by us introduced or negotiated by Trivest, we generally paid Trivest a fee of up to 3% of the purchase price. We paid Trivest an aggregate of approximately $0.6 million in 1996, $0.6 million in 1997 and $0.9 million in 1998 under the investment services agreement. We paid Trivest a fee of approximately $0.4 million in 1999 in connection with the closing of the Pompeii acquisition.

MERGER WITH TRIVEST FURNITURE CORPORATION

In August 1999, Trivest Furniture Corporation merged with and into us. We are the surviving corporation of the merger. Trivest
Furniture Corporation was a newly formed corporation organized by an investor group led by Trivest. The members of our senior management have retained the positions they held prior to the merger. See "Management." Pursuant to the merger agreement, each holder of previously outstanding shares of WinsLoew common stock, other than Trivest Furniture Corporation, received $34.75 per share in cash, without interest, and the holder of each outstanding option received a cash payment equal to the difference between $34.75 and the exercise price of the option.
The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by (1) an aggregate of $78.0 million in cash and rollover equity contributions valued at $34.75 per share, to Trivest Furniture Corporation from two private investment partnerships affiliated with Trivest, individuals affiliated with Trivest, members of our senior management team, other employees and additional investors, (2) aggregate borrowings of approximately $95.0 million under our senior credit facility, (3) the proceeds from the sale of the units consisting of original notes and warrants of approximately
$102.5 million and (4) cash on hand
of approximately $7.1 million. The members of our board of directors and senior management team received cash payments in respect of common stock and options they held prior to the merger and contributed cash and shares of our common stock to Trivest Furniture Corporation.

EMPLOYMENT AGREEMENTS AND SEVERANCE AGREEMENTS WITH MEMBERS OF
MANAGEMENT

Effective with the merger, our prior employment agreements with each of Messrs. Tesney and Tortorici terminated. We have entered into a new employment agreement with each of Messrs.
Tesney, and Tortorici. In addition, effective with the merger, we entered into severance agreements with each of Messrs.
Tesney, and Tortorici providing for payments in the event of specified change of control events. See "Management."

MANAGEMENT AGREEMENT WITH TRIVEST

Effective with the merger, we entered into a new ten-year management agreement with Trivest. Under the management agreement, Trivest provides us with corporate finance, strategic and capital planning and other management advice for an annual fee, payable quarterly in advance, of approximately $0.4 million, subject to annual cost-of-living adjustments. Under the management agreement, for each additional business operation we acquire that has EBITDA of $2.0 million or more, Trivest's annual base compensation will generally increase by an amount equal to the greater of (1) $50,000 and (2) an amount determined in good faith by Trivest and a majority of our disinterested directors. In addition, for each acquisition of any business operation introduced or negotiated by Trivest and for each disposition of any of our business operations negotiated by Trivest, we generally will pay Trivest a fee equal to up to 3.0% of the purchase price.

TRIVEST LEGAL DEPARTMENT

During 1999 Trivest maintained an internal legal department. The Trivest legal department accounted for its time on an hourly basis and billed Trivest and its affiliates including the Company, for services rendered at prevailing rates. In 1999 the Company paid Trivest $145,430.08 for services rendered by the Trivest legal department. The Company believes that the fees charged by the Trivest legal department in 1999 were no less favorable than fees charged by unaffiliated third parties for similar services.

FINANCIAL ADVISORY FEE PAID TO TRIVEST

We paid a financial advisory fee to Trivest of $3.0 million when we completed the merger. Trivest assisted us in (1) reviewing, analyzing and negotiating the financial and business terms of the merger, (2) negotiating with and selecting the initial purchasers for the offering of the original notes and preparing the offering memorandum, (3) obtaining and negotiating our new senior credit facility, and (4) reviewing the services provided by our attorneys, accountants and other professionals.

INVESTOR'S AGREEMENT WITH CERTAIN INVESTORS

Effective upon the consummation of the merger, all of our shareholders listed under "Principal Shareholders," as well as several individuals affiliated or associated with Trivest, entered into an investors' agreement with us in connection with the merger and his or its acquisition of our common stock. The investors' agreement includes "right of first offer," "right of first refusal" and other restrictions on the ability of the investors to transfer common stock. The investors' agreement generally provides that Trivest Fund II Group, Ltd., one of our new Trivest investors, will afford to the other investors the right to proportionally participate in proposed transfers of common stock. In addition, all the other investors agree to participate in sales of common stock and other significant corporate transactions entered into by Trivest Fund II Group, Ltd., provided that all investors receive the same consideration for their common stock. All of the foregoing restrictions will terminate on the date of an underwritten public offering of common stock in which the aggregate gross proceeds we receive are at least $20.0 million at a price per share of not less than $10.00. The investors' agreement also provides that if, subsequent to a qualified public offering, we determine to effect the registration of any equity securities under the Securities Act, other than in connection with employee benefit plans or certain reclassifications, mergers, consolidations or acquisitions, we will be required to include in the filing, and to use all our commercially reasonable efforts to register, all or any specified portion of the registrable shares of common stock held by the investors or their successors or assigns. The registration rights are subject to certain conditions and limitations, including our right to reduce pro rata the amount of such registrable shares included in an underwritten public offering if the underwriter determines that the aggregate requested participation will adversely affect the marketing of the securities to be sold. We also agree that, upon the request of holders of at least 20% of the then outstanding registerable shares of our common stock, so long as we are able to file a registration statement on Form S-3 or a successor form, we will use all commercially reasonable efforts to effect the registration on Form S-3 or any successor form of all or any specified portion of the common stock held by such requesting shareholders. The investors' agreement also provides board observation rights for individuals designated by the Trivest partnerships, as well as their limited partners, which will terminate upon a qualified public offering.

SHAREHOLDERS AGREEMENTS WITH EACH OF OUR SHAREHOLDERS

In addition, each of our other shareholders, which are comprised of employees and independent sales representatives, entered into a separate shareholders' agreement with us in connection with the merger and his or her acquisition of common stock. Under the shareholders' agreements, we have the right to repurchase all common stock owned by the shareholder upon the termination of his or her employment, which right may be exercised by Trivest
Fund II Group, Ltd. if we do not do so. The shareholders' agreements include certain "right of first offer," "right of first refusal" and other restrictions on the ability of the shareholders to transfer common stock, all of which restrictions will terminate upon (1) a sale of all or substantially all of our assets, (2) the sale of our common stock in a transaction or series of transactions resulting in any person or group of affiliated persons other than the current shareholders owning more than 50% of our common stock outstanding, (3) the registered public sale of common stock the net proceeds of which are at least $15.0 million, or (4) our merger or consolidation with or into another corporation if, after giving effect to the merger or consolidation, holders of our voting securities immediately prior thereto own voting securities of the surviving corporation representing less than a majority of ordinary voting power to elect directors. The shareholders' agreements also provide that the shareholders will participate in sales of our common stock to an independent third party approved by holders of a majority of our outstanding common stock, as well as other significant corporate transactions, and agree to consent to and raise no objections against the sale, as long as all shareholders receive the same consideration for their common stock.



PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a)	Documents filed as part of this report:

     (1)	Financial Statements:
     Reference is made to the index set forth on
     page 25 of this Annual Report on Form 10-K

(2)	Financial Statements Schedules:

      The following consolidated financial statement
      schedule is filed herewith:

                                                    Sequential
                                                    Page Number


Schedule II - Valuation of Qualifying Accounts        61


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

EXHIBITS AND FINANCIAL SCHEDULES

(a)	Exhibits

EXHIBIT
NUMBER

Exhibit				Description

3.1.1	   Registrant's Restated Articles of Incorporation(1)
3.2	     Registrant's Bylaws(1)
4.1	     Indenture dated as of August 24, 1999 between WinsLoew
           Escrow Corp.
           (whose obligations have been assumed by the
           Registrant) and American Stock Transfer & Trust
           Company, including form of 12 _% Senior Subordinated
           Note Due 2007(1)
4.2	     Supplemental Indenture dated as of August 27,1999
           among Trivest
           Furniture Corporation, the Registrant, the
           Registrant's domestic subsidiaries and American Stock
           Transfer & Trust Company(1)
4.3	     Registration Rights Agreement dated as of August 24,
           1999 among WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and Bear, Stearns & Co.,
           Inc. BancBoston Robertson Stephens Inc. and First
           Union Capital Markets Corp.(1)
4.4	     Form of Registered Note (included in Exhibit 4.1)(1)
10.1	    Form of Indemnification Agreement entered into between
           the Registrant and each of the registrant's executive officers and directors(1)
10.2	    Business Lease dated November 18, 1993 between
           Loewenstein, Inc. and Emanuel Vanzo(1)
10.3	    Lease Agreement commencing December 15, 1995 between
           Teachers
           Insurance and Annuity Association and Winston
           Furniture Company of Alabama, Inc.(1)
10.4	    Lease dated April, 1996 between La Salle National
           Trust, N.A. and
           Winston Furniture Company of Alabama, Inc.(1)
10.5	    Lease dated May 24, 1996 between La Salle National
           Trust, N.A. and
           Winston Furniture Company of Alabama, Inc.(1)
10.6	    Agreement dated August 1, 1996 between Winston
           Furniture Company of Alabama, Inc. and the Retail,
           Wholesale and Department Store Union, AFL-CIO(1)
10.7	    Contract for Sale and Purchase dated June 29, 1998
           between Villella, Inc. and Thomas L. Villella, as
           Trustee of the Thomas L. Villella Family Trust(1)
10.8	    Stock Purchase Agreement dated June 30, 1998 between
           Thomas Villella and Winston Furniture Company of
           Alabama, Inc.(1)
10.9     Employment Agreement dated June 30, 1999 between Peter
           Villella and Tropic Craft, Inc.(1)
10.10    Stock Purchase Agreement dated as of June 30, 1998
           between the Registrant and Vertiflex Company(1)
10.11    Pricing Agreement dated December 1, 1998 between
           Loewenstein, Inc. Gregson Furniture Industries and
           Marriott International, Inc.(1)
10.12    Lease dated August 1, 1998 between Nitram Partners,
           Ltd. and Miami Metal Products, Inc. as amended.(1)
10.13	   Stock Purchase Agreement, dated as of November 23,
           1998 among Winston Furniture Company of Alabama, Inc.
           and Miami Metal Products, Inc. Industrial Mueblera
           Pompeii de Mexico, S.A. de C.V. and certain  named
           sellers, as amended(1)
10.14    Lease Agreement dated March 1, 1999 between E.V.
           Ferrell, Jr., Sarah T. Ferrell and Pompeii Furniture
           Industries
10.15	   Employment Agreement dated July 30, 1999 between
           Winston Furniture Company of Alabama, Inc. and Perry
           B. Martin(1)
10.16	   Consulting Agreement dated July 30,1999 between
           Winston Furniture Company of Alabama, Inc. and Leo
           Martin(1)
10.17	   Purchase Agreement dated August 19, 1999 among
           WinsLoew Escrow Corp., Trivest Furniture Corporation
           (each of whose obligations have been assumed by the
           Registrant) and Bear, Stearns & Co. Inc., BancBoston
           Robertson Stephens Inc. and First Union Capital
           Markets Corp.(1)
10.18    Warrant Agreement dated as of August 24, 1999 between
           WinsLoew Escrow Corp. (whose obligations have been
           assumed by the Registrant) and American Stock Transfer
           & Trust Company(1)
10.19	   Loan and Security Agreement dated as of August 27,
           1999 among the Registrant, its domestic subsidiaries,
           the lenders named therein, BancBoston, N.A. as
           administrative agent, Heller Financial, Inc. and CIBC,
           Inc. as co-agents for the lenders(1)
10.20	   Investors Agreement dated August 27, 1999 among
           Trivest Furniture Corportion, Trivest Furniture
           Partners, Ltd., Trivest Fund II Group, Ltd., and
           various investors identified therein(1)
10.21	   Exchange and Subscription Agreement dated August 27,
           1999 among Trivest Furniture Corporation and various
           investors identified therein(1)
10.22	   WinsLoew 1999 Key Employee Equity Plan(1)
10.23	   Form of Subscription Agreement (included in Exhibit
           10.22)(1)
10.24	   Form of Shareholders' Agreement (included in Exhibit
           10.22)(1)
10.25	   Management Agreement dated August 27, 1999 between the
           Registrant and Trivest II, Inc.(1)
10.26	   Employment Agreement dated August 27, 1999 between the
           Registrant and Bobby Tesney(1)
10.27	   Employment Agreement dated August 27, 1999 between the
           Registrant and Vincent A. Tortorici, Jr.(10.28)(1)
10.28	   Severance Agreement dated August 27, 1999 between the
           Registrant and Bobby Tesney(10.29)(1)
10.29	   Severance Agreement dated August 27, 1999 between the
           Registrant and Vincent A. Tortorici, Jr.(10.30)(1)
10.30    Employment Agreement dated December 6, 1999 between
           the Registrant and Stewart Long(2)
12.1	    Statement of Computation of Ratio of
            Earnings to Fixed Charges(2)
21.1	    Subsidiaries of the Registrant(2)


            (1)Incorporated by reference to the exhibits, shown
               in parentheses and filed with the Registrant's S-
               4 Filed November 18, 1999 ( No.333-90499 )

            (2)	Filed herewith

      (b)	Reports on Form 8-K
            No reports on Form 8-K were filed by the Registrant
            during the last quarter of the period covered by
            this report.

      (c)	Exhibits required by Item 601 of Regulation S-K
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

                              WINSLOEW FURNITURE, INC.

Date: March 29, 2000          By: /s/Bobby Tesney
                                 ------------------
                            Bobby Tesney
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Acr of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

     Signature                 Title                Date
-----------------------     ----------------      -----------------

/s/Bobby Tesney                President,Chief
Bobby Tesney                   Executive Officer
                               and Director
                               (Principal Executive
                                   Officer)

/s/Vincent A. Tortorici, Jr.   Vice President and
Vincent A. Tortorici, Jr.      Chief Financial
                               Officer (Principal
                                Financial and
                                Accounting Officer)

/s/Earl W. Powell              Chairman of the Board
Earl W. Powell

/s/William F. Kaczynski, Jr.   Director
William F. Kaczynski, Jr.

/s/David M. Solomon_           Director
David M. Solomon








