Form 10-Q
period 2000-03-31
WINSLOEW FURNITURE INC
filed 2000-05-01
CIK 931814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q



[X] 		QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended	March 31, 2000


OR

[  ]		TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to



Commission File Number	0-25246



WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


FLORIDA		63-1127982
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


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
Yes     X     NO ______.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

		Class					         Shares Outstanding at March 31, 2000
	$ .01 par value	                			828,103

WINSLOEW FURNITURE, INC.

INDEX




PART I.	FINANCIAL INFORMATION                                        	Page

 Item 1.	Financial Statements
	       	Consolidated Balance Sheets....................................2
       		Consolidated Statements of Income..............................3
       		Consolidated Statements of Cash Flows..........................4
       		Notes to Consolidated Financial Statements...................5-7

	Item 2.	Management's Discussion and Analysis of Financial
		      	 Condition and Results of Operations .......................8-11


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings ............................................12

	Item 4.	Submission of Matters to a
          Vote of Security Holders....................................	13

	Item 6.	Exhibits and Reports on Form 8-K..............................13

Signatures ............................................................14


























PART II.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                 WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)

(Dollars in thousands except share amounts)

                                            	March 31,          December 31,
			                                            2000                 1999
Assets:
Cash and cash equivalents	                $   		576           $  		  710
Cash in escrow                                  	--               	1,000
Accounts receivable, less allowances for
 doubtful accounts                          	39,831              	25,706
Inventories                                  21,564               14,545
Refundable income taxes                         758                6,908
Prepaid expenses and other current assets    	6,196               	4,846
	Total current assets                       	68,925              	53,715

Property, plant and equipment, net          	23,722              	16,462
Goodwill, net                              	251,060             	231,377
Other assets                                 	7,470               	6,508
Total Assets                               	351,177             	308,062

Liabilities and Stockholders' Equity:

Current portion of long-term debt	      	$    3,700	          	$  	3,700
Accounts payable                              7,094                4,265
Accrued interest                              2,902                5,560
Other accrued liabilities                   	14,154              	13,469
	Total current liabilities                  	27,850              	26,994

Long-term debt, net of current portion     	233,927             	198,258
Deferred income taxes                        	1,099                1,099
	Total liabilities                          262,876             	226,351

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per
 share, none authorized and none issued
 at March 31,2000 and 5,000,000 shares
 authorized, none issued at
 March 26, 1999	                               ---	                 ---
Common stock, par value $.01 per share,
 1,000,000 shares authorized at
 March 31, 2000 and 20,000,000 shares
 authorized at March 26,1999, 828,103
 and 7,181,908 shares issued and
 outstanding at March 31, 2000 and
 March 26,1999 respectively	                      8 	                 8
Additional paid-in capital                  	85,592             	79,392
Retained earnings                            	2,701               2,311
		Total stockholders' equity                	88,301             	81,711
		Total liabilities and stockholders'
   equity                                $ 	351,177           $	308,062

                             See accompanying notes.


                         WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)



(In thousands)                                	 For the Quarters Ended
                                            	March 31,            March 26,
			                                            2000                 1999


Net sales                                    	$39,353             	$32,910
Cost of sales                                 	23,551              	20,031
			Gross profit                               	15,802              	12,879

Selling, general and administrative expenses   	6,873               	5,725
Amortization                                   	1,518                 	316
			Operating income                            	7,411               	6,838

Interest expense                               	6,537                 	123

Income before income taxes                       	874               	6,715
Provision for income taxes                       	484               	2,531
			Net income                                 	$  390              	$4,184






                                See accompanying notes.












                             WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

(In thousands)

                                              	For the Quarters Ended
	                                            March 31,            March 26,
                                               2000                 1999

Cash flows from operating activities:

Net income                                  	$  390             $  4,184
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:

Depreciation and amortization                	2,137                 	692
Provision for losses on accounts receivable      98                  377
Changes in operating assets and liabilities
 net of effects from acquisitions and
 dispositions:
	Accounts receivable                        	(9,952)             	(8,008)
	Inventories                                	(2,063)               	(720)
	Prepaid expenses and other current assets     (306)                 747
Refundable income taxes                       6,150                   --
	Other assets                                  	(12)                	239
	Accounts payable                             1,167                  221
  Accrued interest                           (2,658)                  --
	Other accrued liabilities                  	(1,097)                	686
	Deferred income taxes	                          --                 	111
		Total adjustments                         	(6,536)              (5,655)


		Net cash provided by (used in)
   operating activities                     	(6,146)             	(1,471)

	Cash flows from investing activities:

		Capital expenditures, net of disposals       (358)                (112)
  Investment in subsidiary                  (35,499)	                 -

		Net cash used in investing
   activities                              	(35,857)               	(112)

	Cash flows from financing activities:

		Net borrowings under revolving
   credit agreements                         15,669                5,257
  Net borrowings under acquisition line	     20,000                   --
		Proceeds from issuance of common
   stock, net	                                7,100	                  --
		Repurchase and cancellation of
   stock                                      	(900)             	(3,186)

	Net cash provided by financing activities  	41,869               	2,071
		Net increase in cash and cash
   equivalents                                	(134)                	488
	Cash and cash equivalents at beginning of
  year	                                         710	                 475
	Cash and cash equivalents at end of
  period                                    	$  576              	$  963


	Supplemental disclosures:
		Interest paid	                             $8,829               $   28
		Income taxes paid                         	$   --               $  155

Investing activities during the quarter
included the acquisition of Wabash Valley.

Assets acquired, liabilities assumed and consideration paid was as follows:

Fair value of assets acquired                $38,957
Cash acquired                                    (21)
Liabilities assumed                          	(3,437)
                                            	$35,499




                                 See accompanying notes.









WINSLOEW FURNITURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated
financial statements of WinsLoew Furniture,
Inc. and subsidiaries (the "Company" or
"WinsLoew") that are for interim periods do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual
Report on Form 10-K for the year ended December
31, 1999, as filed with the Securities and Exchange Commission.

All material intercompany balances and
transactions have been eliminated.  The
preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1 through March 31, 2000.
The results of operations for this period are not necessarily indicative of the results to be expected for the full year.

On August 27, 1999, Trivest Furniture
Corporation, an affiliate of Trivest, merged with and into WinsLoew, and WinsLoew was the surviving corporation. Trivest Furniture
Corporation was a newly formed Florida
corporation organized by an investor group led by Trivest, including two private investment partnerships affiliated with Trivest and members of senior management, for the purpose of acquiring WinsLoew. The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by the following sources: $78 million in equity contributions; borrowings of $95.0 million of term loans under our $155.0 million senior credit facility; proceeds from the sale of units consisting of the original notes and warrants of approximately $102.5 million; and available cash on hand of approximately $7.1 million. The acquisition resulted in goodwill of approximately $198.1 million and was accounted for under the purchase method of accounting.



2.  Inventories

Inventories consisted of the following:

(In thousands)                            	March 31,           December 31,
                                             2000                  1999

Raw materials                             	$ 13,149             	$  11,502
Work in process                              	2,962                 	1,751
Finished goods                               	5,453                 	1,292
                                           	$21,564               	$14,545

3.  Long-term Debt

Proceeds from borrowings under the Company's senior credit facility were used to acquire
Wabash Valley Manufacturing, Inc. ("Wabash").
Specifically $8.4 million was borrowed under the Company's revolving credit line with an additional $20 million borrowed under the acquisition line of credit.


4.  Capital Stock

At December 31, 1999, there were 780,000 shares outstanding. Since December 31, 1999 and as of March 31, 2000, the Company has acquired 9,000 shares for $0.9 million. In association with the Wabash acquisition, an additional 57,103 shares were issued for $7.1 million. As of March 31, 2000 there were 828,103 shares outstanding.


5.	Acquisitions

On March 31, 2000 the Company purchased all of the stock of Wabash. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $21.9 million and was accounted for under the purchase method of accounting. The operating results of Wabash have not been included in the consolidated operating results; however, the statement of financial position and statement of cash flows reflect the acquisition.

On July 23, 1999, the Company acquired all of the stock of Pompeii, a manufacturer of upper-end aluminum casual furniture sold into the contract and residential markets. The purchase price of approximately $18.2 million, including fees and expenses, was paid in cash and funded with internally generated funds. The acquisition resulted in goodwill of approximately $14.0 million and was accounted for under the purchase method of accounting.

The following unaudited pro forma information has been prepared assuming that both the Wabash
Valley and Pompeii acquisitions, as well as the going-private transaction occurred on January
1, 1999. Permitted pro forma adjustments include only the effects of events directly attributable to the transactions that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been in effect for the entire period presented.

(In thousands)                               	March 31,           March 26,
                                                2000                1999

Net sales                                    	$ 45,088          	$  41,339
Income (loss) before taxes                        	753               	(109)
Net income (loss)                             $   	315           $   	(472)




6.  Segment Information

The Company has three segments organized and
managed based on the products sold.  The
Company evaluates performance and allocates
resources based on gross profit.  There are no
intersegment sales/transfers.  Export revenues
are not material.
                                                    	Three Months Ended
                                                  	March 31,     March 26,
                                                      2000         1999
REVENUES:
Casual products                                    	$19,652	      $13,634
Contract seating products                           	15,725      		15,885
Ready to assemble products                           	3,976       		3,391
	Total revenues                                    	$39,353	      $32,910

SEGMENT GROSS PROFIT:
Casual products                                    	$ 9,344       $ 6,467
Contract seating products                            	5,608       		5,619
Ready to assemble products                             	850	         	793
	Total segment gross profit                         	15,802       	12,879
Reconciling items:
Selling, general and administrative expenses         	6,873         5,725
Amortization                                         	1,518	         	316
	Operating Income                                    	7,411	       	6,838
Interest expense-net                                 	6,537         		123
Income before income taxes                          $   874	    	$  6,715

SEGMENT ASSETS:
Casual products                                    $122,766  	   	$60,104
Contract seating products                           	23,487	       22,808
Ready to assemble products                           	8,175	       	7,241
	Total                                             	154,428      		90,153
Reconciling items:
Corporate                                          	196,749       		1,673

	Total consolidated assets                         $351,177	     	$91,826









      Management's Discussion and Analysis of Financial Condition
                       And Results of Operations


General

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

Our seating products are marketed under the Loewenstein brand name and include over 300 distinct models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas and stools.

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

Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):

                                         	Three Months Ended
	                              March 31, 2000	              March 26, 1999
                    	Net      Gross       Gross       Net     Gross    Gross
                    Sales     Profit      Margin     Sales    Profit   Margin

Casual furniture   	$19,652  	$  9,344    	47.5%   	$13,634 	$  6,467	  47.4%
Contract seating    	15,725     	5,608    	35.7%    	15,885    	5,619  	35.4%
RTA                  	3,976       	850    	21.4%     	3,391      	793  	23.4%
	Total             	$39,353   	$15,802    	40.2%   	$32,910  	$12,879  	39.1%


The following table sets forth certain
information relating to the Company's
operations expressed as a percentage of the Company's net sales:

                                         	Three Months Ended
                                   	 March 31,             March 26,
                                       2000                  1999

Gross margin                          	40.2%                	39.1%
Selling, general and administrative
 expense                              	17.5%                	17.4%
Amortization                           	3.9%                 	1.0%
Operating income                      	18.8%                	20.7%
Interest expense, net	                 16.6%	                 0.4%
Income before income taxes             	2.2%                	20.3%
Net income                             	1.0%                	12.7%

Comparison of First Quarters Ended March 31, 2000 and March 26, 1999

"Net Sales".
 WinsLoew's consolidated net sales
for the first quarter of 2000, $39.4 million, increased $6.4 million or 19.6 % from $32.9 million in the first quarter 1999.

Casual product line sales increased by 18.2% from the first quarter of 1999 excluding the effect of the Pompeii acquisition. When including the acquisition of Pompeii, casual sales increased 44.1% during the first quarter of 2000 when compared to the first quarter of 1999. Management believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. Sales in the contract seating product line for the first quarter were relatively flat when compared to the same period in 1999, decreasing 1.0%. This flat performance in seating reflects the general softness in the contract market. The
RTA product line experienced strong sales growth of 17.3% over 1999 due to increased demand as the Company broadened its product offering to include additional flat-line products and case goods which allowed the Company to enter new markets.

"Gross Margin".
 Consolidated gross margin was
40.2% in the first quarter of 2000, compared to 39.1% in the first quarter of 1999. Gross margins in the casual product line increased to
47.5 % in the first quarter of 2000 from 47.4% during the first quarter of 1999, due to increased demand and improved operating efficiencies. The gross margin for contract seating improved to 35.7% in the first quarter of 2000, compared to 35.4% in the first quarter of 1999, due to favorable raw material pricing, improved operating efficiencies and cost containment measures. Gross margins in the RTA product line decreased from 23.4% in the first quarter of 1999 to 21.4% during the first quarter of 2000 primarily due to product mix.

"Selling, General and Administrative Expenses".
 Selling, general and administrative expenses increased $1.1 million in the first quarter of 2000, compared to the first quarter of 1999.
This increase is due to commission expense and increases in sales promotion expense.

"Amortization".
 Amortization expense increased
$1.2 million in the first quarter of 2000, compared to the first quarter of 1999, due to amortization associated with the Pompeii acquisition and the going-private transaction.

"Operating Income".
 As a result of the above,
operating income increased by $.6 million, to $7.4 million (18.8% of net sales) in the first quarter of 2000, compared to $6.8 million
(20.8% of net sales) in the first quarter of 1999.

"Interest Expense".
 Interest expense increased by
$6.4 million in the first quarter of 2000, compared to the first quarter of 1999.
Excluding the effect of the Wabash acquisition, the Company has increased its debt by $195.4 million from the first quarter of 1999 as a result of the going-private transaction.

"Provision for Income Taxes".
 The Company"s effective tax rate from continuing operations for the first quarter of 2000 was 55.4% compared to 37.7% for the first quarter of 1999. The effective tax rate is greater than the federal statutory rate due primarily to the effect of state income taxes and non-deductible goodwill amortization.


Seasonality and Quarterly Information


The furniture industry is cyclical and
sensitive to changes in general economic conditions, consumer confidence, discretionary income, and interest rate levels and credit availability.

Sales of casual products are typically higher in the second and fourth quarters of each year, primarily as a result of: (1) high retail demand for casual furniture in the second quarter, preceding the summer months, and (2) the impact of special sales programs on fourth quarter sales. The Company's casual product sales will also be affected by weather conditions during the peak retail-selling season with a resulting impact on consumer purchases of outdoor furniture products.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.


Liquidity and Capital Resources

The Company"s short-term cash needs are
primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At March
31, 2000, the Company had $41.1 million of working capital and $17.5 million of unused and available funds under its revolving credit facility.

"Cash Flows from Operating Activities". Cash used in operating activities was $6.1 million and $1.5 million for the first three months of 2000 and 1999 respectively. The increase in cash used by operations in the first three months of 2000 compared to 1999 was primarily due to the Company going-private resulting in increased interest payments of approximately $8.8 million when compared to the first quarter of 1999. The impact of this use of cash was partially offset by receipt of a $6.2 million refund of income tax.

"Cash Flows from Investing Activities".Cash used in investing activities was $35.9 million and $0.1 million for the first three months of 2000 and 1999 respectively. Cash invested during the first quarter of 2000 was primarily to acquire Wabash.

"Cash Flows From Financing Activities". Net cash provided by financing activities during the first quarter of 2000 was $41.9 million compared to $2.1 million in the first three months of 1999. A total of $35.5 million of the cash provided was for the Wabash acquisition.
Cash was also provided by the Company's
revolving credit facility to repurchase shares of the Company's stock and provide for seasonal working capital requirements.


Foreign Exchange Forward Contracts
WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company did not enter into and did not have outstanding any foreign currency forward contracts during the first quarter of 1999. The Company elected to hedge a portion of its exposure to purchases made in 2000 by entering into foreign currency forward contracts with a value of $3.2 million, of which $2.4 million were outstanding and unsettled at March 31, 2000. The Company did not incur significant gains or losses during the first quarter as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy; the Company does not speculate in foreign currency.

Year 2000
WinsLoew is now Year 2000 compliant and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the year 2000 problem during the first quarter 2000. We do not anticipate any future exposure related to the year 2000 issue.










                          PART II.  OTHER INFORMATION



ITEM 1.  	Legal Proceedings

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

As reported in Part I item III of the Company's
Annual Report on from 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference, the Company and former members of its board of directors have been named as defendants in a lawsuit filed on March
25,1999 in the Circuit Court of Jefferson
County, Alabama, styled Craig Smith v. WinsLoew
Furniture, Inc. et al. On June 14, 1999, the
Company and its directors filed a motion to dismiss the lawsuit or, in the alternative, to grant summary judgment in our favor. After a hearing held on November 11, 1999, the court granted our motion to dismiss but gave the plaintiff 30 days' leave to file an amended complaint.

The plaintiff filed an amended complaint on December 15, 1999 and another motion to dismiss was filed on behalf of all defendants on February 28, 2000. A hearing on the motion to dismiss was set for April 11, 2000. The court subsequently denied the Company's motion to dismiss and a status conference has been scheduled for November 28, 2000.

We believe that the claims set forth in the lawsuit are without merit and we intend to vigorously defend this lawsuit.



Item 4.	Submission of Matters to a Vote of
         Security Holders

(a)	None


Item 6.	Exhibits and Reports on Form 8-K

(a) 		Exhibits

10.1 		Stock Purchase Agreement by and
       among Doug Curtis,et al., the
       Stockholders of Wabash Valley Manufacturing,
       Inc. and Wabash Manufacturing, Inc. dated as of March 31, 2000 (2.1)*

10.2 		Employment Agreement between Jerry
       Shilling and
       Wabash Valley Manufacturing, Inc. (2.2)*

10.3 		Employment Agreement between
       Michael Shilling and
       Wabash Valley Manufacturing, Inc. (2.3)*

10.4 		Subscription and Shareholder
       Agreement between Michael
 		    Shilling and WinsLoew Furniture,
       Inc. (2.4)*

10.5 		Subscription and Shareholder
       Agreement Between Jerry
       Shilling and WinsLoew Furniture, Inc. (2.5)*

27     Financial Data Schedule


     * Incorporated by reference to the exhibits shown in parenthesis, and filed with the Registrant's registration statement on form 8-K dated April 10, 2000.




(b)	Reports on Form 8-K

During the quarter for which this Quarterly
Report on Form 10-Q is filed, the Registrant filed a current report on Form 8-K, dated April
10, 2000








SIGNATURES
Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WINSLOEW FURNITURE,INC


                                     By:/s/ Bobby Tesney
   April 28, 2000                        Bobby Tesney
                                         President and Chief Executive Officer


   April 28, 2000   	                By:/s/ Vincent A.Tortorici, Jr.
                                       	 Vincent A. Tortorici, Jr.
                                         Chief Financial Officer