Form 10-Q
period 2000-06-30
WINSLOEW FURNITURE INC
filed 2000-07-25
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE  SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 30, 2000
                             -------------

                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -----------------

Commission File Number  0-25246
                        --------


                     WINSLOEW FURNITURE, INC.


(Exact name of registrant as specified in its charter)


          FLORIDA                         63-1127982
- -------------------------------       --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


160 VILLAGE STREET, BIRMINGHAM,  ALABAMA        35242
- -----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

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
    Yes  X  .  No
       ------  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at July 13, 2000
- ---------------          -----------------------------------
$ .01 par value                     829,291



WINSLOEW FURNITURE, INC.

INDEX


PART I.	FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements
	Consolidated Balance Sheets                                	 3
	Consolidated Statements of Income                          	 4
	Consolidated Statements of Cash Flows                        5
	Notes to Consolidated Financial Statements                 6-9

	Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations            10-18


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings                               18

	Item 4.	Submission of Matters to a Vote of
                     Security Holders                             19

	Item 6.	Exhibits and Reports on Form 8-K             19-20
      Signatures






WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


(In thousands)                         June 30,      December 31,
                                         2000            1999
                                       ---------     -----------
Assets
Cash and cash equivalents                 2,152             710
Cash in escrow                       	     --	     1,000
Accounts receivable, less
  allowances for doubtful accounts       30,804          25,706
Inventories                              19,900          14,545
Refundable income taxes                      --           6,908
Prepaid expenses and other
  current assets                          6,157           4,846
                                         -------        --------
          Total current assets           59,013          53,715

Property, plant and equipment, net       24,239          16,462
Goodwill, net                           253,286         231,377
Other assets                              7,323           6,508
                                         -------         -------
        Total Assets                    343,861         308,062
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt     $   3,700          $3,700
Accounts payable                          8,388           4,265
Accrued interest                          6,577           5,560
Other accrued liabilities                17,891          13,469
                                         -------         -------
          Total current liabilities      36,556          26,994

Long-term debt, net of current portion  214,813         198,258
Deferred income taxes                     1,099           1,099
                                         -------         -------
          Total liabilities             252,468         226,351
                                         -------         -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --             --
 Common stock; par value $.01
  per share, 1,000,000 shares
  authorized at June 30,2000 and
  20,000,000 shares authorized at

                                                      3
  June 25,1999, 829,291 and 7,181,908
  shares issued and outstanding at
  June 30, 2000 and June 25, 1999
  respectively                                8               8
 Additional paid-in capital              85,469          79,392
 Retained earnings                        5,916           2,311
                                         -------         -------
          Total stockholders' equity     91,393          81,711
                                         -------         -------
                                       $343,861        $308,062
                                         =======         =======

                           See accompanying notes.







WinsLoew Furniture, Inc and Subsidiaries
Consolidated Statements of Income
(Unaudited)

(In thousands)
                    Three Months Ended        Six Months Ended
                 ------------------------- ----------------------
                      June 30,    June 25,    June 30,   June 25,
                       2000        1999         2000       1999
                     ---------   ---------   ---------  ---------
Net sales             $57,425     $47,679     $96,778    $80,589
Cost of sales          32,981      27,983      56,532     48,014
                     --------    --------    --------   --------
   Gross profit        24,444      19,696      40,246     32,575

Selling, general
  and administrative
  expenses              8,647       7,545      15,520     13,270
Amortization            1,743         318       3,261        634
                     --------    --------    --------   --------
   Operating income    14,054      11,833      21,465     18,671

Interest expense/
 (income)            	6,844        (46)      13,381         77
                     --------    --------    --------   --------
Income before
  income taxes          7,210      11,879       8,084     18,594
Provision for
  income taxes          3,995       4,529       4,479      7,060
                      -------    --------    --------   --------
Net income             $3,215      $7,350      $3,605    $11,534
                      =======     =======     =======    =======


                          See accompanying notes.

                                                                4

WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


(In thousands)                           For the Six Months Ended
                                        -------------------------
                                        June 30,       June 25,
                                          2000           1999
                                        ---------     ----------
Cash flows from operating activities:
Net income                                $ 3,605        $11,534
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
Depreciation and amortization               4,666          1,381
Provision for losses on accounts
  receivable                                  227            460
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                        (224)          (850)
  Inventories                                (146)           967
  Prepaid expenses and other
    current assets                             29            367
  Refundable income taxes                   6,908            ---
  Other assets and goodwill, net               (5)          (591)
  Accounts payable                          2,086          2,283
  Accrued interest                          1,017            ---
  Other accrued liabilities                 1,157          2,595
   Deferred income taxes                      ---            111
                                          -------        -------
   Total adjustments                       15,715          6,723
   Net cash provided by
     operating activities                  19,320         18,257
                                          -------        -------

Cash flows from investing activities:
  Capital expenditures, net of disposals   (1,171)          (242)
  Going private transactions                  (22)           ---
  Investment in subsidiaries              (39,242)           ---
                                           -------        -------
  Net cash used in investing activities   (40,435)          (242)
                                           --------       -------

Cash flows from financing activities:
  Net payments under
   revolving credit agreements             (7,345)        (1,423)
  Net borrowings under acquisition line    20,000            ---
  Net borrowings under IDB agreement        3,900            ---
  Proceeds from issuance of
   common stock, net                        7,400            ---
  Repurchase and cancellation of stock     (1,323)        (3,186)


                                                                 5
 Deferred financing costs                    (75)           ---

                                         --------        -------
  Net cash used in by financing
  activities                               22,557         (4,609)
                                         --------        -------
   Net increase in cash and
     cash equivalents                       1,442         13,406
Cash and cash equivalents at
  beginning of year                           710            475
                                           ------        -------
Cash and cash equivalents at
  end of period                           $ 2,152        $13,881
                                           ======        =======
For the Six Months Ended
                                        -------------------------
                                        June 30,       June 25,
                                          2000           1999
                                        ---------     ----------
Supplemental disclosures:
        Interest paid                $11,631        $186
        Income taxes paid             $1,189      $5,125
                                      ======     =======


Investing activities included the acquisition of Wabash Valley
Manufacturing and Stewart Clark



Fair value of assets acquired            $44,419
Cash acquired			              (276)
Liabilities assumed		           	(4,901)	   					         				     $39,242
	                                   ========

                          See accompanying notes





WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated
financial statements of WinsLoew Furniture,
Inc. and subsidiaries (the "Company" or
"WinsLoew") that are for interim periods do not
include all disclosures provided in the annual
consolidated financial statements.  These
unaudited consolidated financial statements
should be read in conjunction with the annual                 6
consolidated financial statements and notes thereto contained in the Company's Annual
Report on Form 10-K for the year ended December
31, 1999, as filed with the Securities and Exchange Commission.

All material intercompany balances and
transactions have been eliminated.  The
preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's second quarter, which is from March 31, 2000 through June 30, 2000.
The results of operations for this period are not necessarily indicative of the results to be expected for the full year.

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


2.  Inventories

Inventories consisted of the following:

(In thousands)
                          June 30,    December 31,
                           2000           1999                  7
                         ----------    ------------
Raw materials            $12,879         $11,502
Work in process            2,070           1,751
Finished Goods             4,951           1,292
                         -------         -------
                         $19,900         $14,545
                         =======         =======

3.  Long-term Debt

Proceeds from borrowings under the Company's senior credit facility were used to acquire the assets of Stuart Clark. Approximately $2.9 million was borrowed
Under the Company's revolving credit line.

In addition, $3.9 million was borrowed under a bond
Agreement with the Industrial Development Board of the City of Haleyville, Alabama. The proceeds are being used to expand the manufacturing capacity at the Company's existing Haleyville facility.


4.  Capital Stock

At December 31, 1999, there were 780,000 shares outstanding. Since December 31, 1999 and as of June 30, 2000, the Company has acquired 13,225 shares for $1.3 million. In association with the Wabash acquisition, an additional 60,103 shares were issued for $7.1 million. In addition, 2,011 shares were issued for $0.3 million in conjunction with the Stuart Clark acquisition. Finally, an additional 402 shares were issued to employees for $0.05 million. As of June 30, 2000 there were 829,291 shares outstanding.


5.   Acquisitions

On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates.
The purchase price of approximately $3.1 million was paid in cash and financed with $0.3 million of equity investment and borrowings of $2.8 million under the Company's revolving credit facility. The acquisition resulted in goodwill of approximately
$2.8 million and was accounted for under the purchase method of accounting. The operating results of Stuart
Clark for the period of June 17 through June 30 have been included in the consolidated operating results for the second quarter.



On March 31, 2000 the Company purchased all of
the stock of Wabash. The purchase price of
approximately $35.5 million was paid in cash                     8
and financed with $7.1 million of equity investment, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $21.9 million and was accounted for under the purchase method of accounting. During the second quarter an additional $0.6 million payment was made as part of the final working capital purchase adjustment. The payment was financed under the Company's revolving credit facility.
The operating results of Wabash
have been included in the consolidated
operating results for the second quarter.

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

The following unaudited pro forma information has been prepared assuming that the Stuart
Clark, Wabash Valley and Pompeii acquisitions, as well as the going-private transaction occurred on January 1, 1999. Permitted pro forma adjustments include only the effects of events directly attributable to the transactions that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been in effect for the entire period presented.

								     Six months ended
(In thousands)                                  June 30,           June 25,
                                                  2000               1999

Net sales                                      	$105,500          $103,520
Income (loss) before taxes                         8,014             5,848
Net income (loss)                               $  3,562          $  2,740










                                                                  9


6. Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.




(In thousands)                Three Months Ended          Six Months Ended
                           ------------------------	----------------------
                            June 30,        June 25,    June 30,    June 25,
                              2000            1999        2000        1999
                           ---------       --------     --------    --------
NET SALES:
Casual products              $40,078        $26,005     $59,730      $39,639
Contract seating products     14,495         17,687      30,220       33,572
Ready to assemble products     2,852          3,987       6,828        7,378
                             -------        -------     -------      -------
   Total net sales           $57,425        $47,679     $96,778      $80,589
                             =======        =======     =======      =======
SEGMENT GROSS PROFIT:
Casual products              $18,313        $12,561     $27,657      $19,028
Contract seating products      5,609          6,190      11,217       11,809
Ready to assemble products       522            945       1,372        1,738
                             -------        -------     -------      -------
   Total segment gross profit 24,444         19,696      40,246       32,575
Reconciling items:
Selling, general and
   administrative expenses     8,647          7,545      15,520       13,270
Amortization                   1,743            318       3,261         634
                             -------        -------      ------      -------
   Operating income           14,054         11,833      21,465       18,671
Interest expense (income),net  6,844            (46)     13,381           77
                              -------        -------     ------       ------
Income before income taxes   $ 7,210        $11,879     $ 8,084      $18,594
                              =======        =======    =======      =======

(In thousands)                                  June 30,       June 25,
                                                  2000           1999
                                                --------       --------
SEGMENT ASSETS:
Casual products                                 $112,791        $49,762
Contract seating products                         29,025         23,941
Ready to assemble products                         6,791          8,018
                                                 -------        -------
   Total                                         148,607         81,721
Reconciling items:
Corporate                                        195,254         14,746
                                                 -------        -------
Total consolidated assets                       $343,861        $96,467
                                                 =======        =======

                                                                10







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

Our seating products are marketed under the Loewenstein and Stuart Clark brand names and include
Over 300 distinct models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas and stools.

We sell our ready-to-assemble products under the Southern Wood Products brand name to mass merchandisers and catalog wholesalers. Our ready-to-assemble products include promotionally priced traditional ready-to-assemble "flatline" and "spindle" furniture and a new line of fully assembled case goods furniture products designed for household use.

During 1997 the Company adopted a plan to dispose of its RTA operations.
In addition to the products described above, WinsLoew's RTA products included ergonomically designed computer workstations, which the Company denoted as "space savers" and an extensive line of futons, futon frames and related
accessories.                                                     11

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


The Company purchased Tropic craft and Pompeii in June 1998 and July 1999, respectively. The acquisitions were accounted for under the purchase method of accounting and accordingly, the operating results of Tropic Craft and Pompeii have been included in the consolidated operating results since their respective dates of acquisition (See Note 5 to the unaudited financial statements).

On August 27, 1999, WinsLoew completed its merger with Trivest
Furniture. (See Note 1 to the unaudited financial statements).
The results of the transaction are hereafter reflected.

The Company purchased Wabash Valley Manufacturing and Stuart Clark in March 2000 and June 2000, respectively.
The acquisitions were accounted for under the purchase method of accounting and accordingly, the operating results of Wabash Valley Manufacturing and Stuart Clark have been included in the consolidated operating results since their respective dates of acquisition (See Note 5 to the unaudited financial statements).


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):

                        		 Three Months Ended
                   ------------------------------------------------
                         June 30, 2000            June 25, 1999
                   ------------------------ -----------------------
                    Net    Gross   Gross     Net     Gross  Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $40,078  $18,313  45.7%  $26,005 $12,561  48.3%
Contract seating    14,495    5,609  38.7%   17,687   6,190  35.0%
RTA                  2,852      522  18.3%    3,987     945  23.7%
                   -------  -------         -------  ------
Total              $57,425  $24,444  42.6%  $47,679 $19,696   41.3%
                   =======  =======         ======= =======

                                                              12
                                   Six Months Ended
                   ------------------------------------------------
                         June 30, 2000            June 25, 1999
                   ------------------------ -----------------------
                      Net    Gross   Gross     Net     Gross  Gross
                     Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $59,730  $27,657  46.3%  $39,639 $19,028  48.0%
Contract seating    30,220   11,217  37.1%   33,572  11,809  35.2%
RTA                  6,828    1,372  20.1%    7,378   1,738  23.6%
                   -------  -------         -------  ------
Total              $96,778  $40,246  41.6%  $80,589 $32,575  40.4%
                   =======  =======         ======= =======



The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                             Three Months Ended       Six Months Ended
                             ------------------     -------------------
                             June 30,   June 25,    June 30,   June 25,
                               2000       1999        2000       1999
                             --------   --------    --------   --------
Gross margin                   42.6%      41.3%       41.6%      40.4%
Selling, general and
   administrative expense      15.1%      15.8%       16.0%      16.5%
Amortization                    3.0%       0.7%        3.4%       0.7%
Operating income               24.5%      24.8%       22.2%      23.2%
Interest expense (income),net  11.9%      (0.1)%      13.8%       0.1%
Income before income taxes     12.6%      24.9%        8.4%      23.1%
Net income                      5.6%      15.4%        3.7%      14.3%

Comparison of Three Months Ended June 30, 2000 and June 25, 1999

"Net Sales".
 WinsLoew's consolidated net sales
for the second quarter of 2000, $57.4 million, increased $9.7 million or 20.4 % from $47.7 million in the second quarter 1999.

Casual product line sales increased by 7.1%
from the second quarter of 1999 excluding the
effect of the Pompeii and Wabash acquisitions. When
including the acquisition of Pompeii and Wabash, casual
sales increased 54.1% during the second quarter
of 2000 when compared to the second quarter of
1999. Management believes that due to its high
quality, innovative designs and short lead times,
existing retail customers have continued to allocate
more floor space, requiring larger inventories of the
Company's casual aluminum furniture. Sales in
the contract seating product line,
excluding the effect of the Stuart Clark
acquisition, for the second
quarter decreased by 19.1% when compared to
the same period in 1999. When including the                     13
Stuart Clark acquisition, contract sales decreased
18.1% during the second quarter of 2000 when compared to the second quarter of 1999.
This performance in seating reflects the general softness in the lodging market that began in the first quarter of 2000. The
RTA product line experienced a sales decrease of 28.5% over 1999 as major customers reduced inventories in response to increased carrying costs.

"Gross Margin".
 Consolidated gross margin was
42.6% in the second quarter of 2000, compared to 41.3% in the second quarter of 1999. Gross margins in the casual product line decreased from
48.3 % in the second quarter of 1999 to 45.7% during the first quarter of 2000, due to the product mix associated with the Pompeii and Wabash acquisitions.
The gross margin for contract
seating improved to 38.7% in the second quarter of 2000, compared to 35.0% in the second quarter of 1999, due to improved raw material pricing, favorable sales mix and cost containment measures. Gross margins in the RTA product line decreased from 23.7% in the second quarter of 1999 to 18.3% during the second quarter of 2000 reflecting the decrease in sales volume.

"Selling, General and Administrative Expenses".
 Selling, general and administrative expenses increased $1.1 million in the second quarter of 2000, compared to the second quarter of 1999.
This increase is attributable to the Pompeii and Wabash acquisitions. These incremental expenses related to acquisitions were partially offset by decreases in volume related expenses.

"Amortization".
 Amortization expense increased
$1.4 million in the second quarter of 2000, compared to the second quarter of 1999, due to amortization associated with the Pompeii and Wabash acquisitions as well as the going-private transaction.

"Operating Income".
 As a result of the above,
operating income increased by $2.2 million, to $14.1 million (24.5% of net sales) in the second quarter of 2000, compared to $11.8 million
(24.8% of net sales) in the second quarter of 1999.

"Interest Expense".                                              14
 Interest expense increased by
$6.9 million in the second quarter of 2000, compared to the first quarter of 1999.
Excluding the effect of the acquisitions, the Company has increased its debt by $194.6 million from the second quarter of 1999 as a result of the going-private transaction.

"Provision for Income Taxes".
 The Company's effective tax rate from continuing operations for the second quarter of 2000 was 55.4% compared to 38.0% for the first six months of 1999. The effective tax rate is greater than the federal statutory rate due primarily to the effect of state income taxes and non-deductible goodwill amortization.



Comparison of Six Months Ended June 30, 2000 and June 26, 1999

Net Sales: WinsLoew's consolidated net sales for the first six months of 2000, $96.8 million, increased $16.2 million, or 20.1%, from $80.6 million in the first six months of 1999.

Casual product line sales increased by 10.9%
In the first six months of 2000, compared to the first six months of 1999 excluding the effect of the Pompeii and Wabash acquisitions. When including the acquisition of Pompeii and Wabash, casual sales increased 50.7% during the first six months of 2000 when compared to the same period of 1999. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with its delivery program during the short casual retail season
Sales in the contract seating product line, For the first six months of 2000, excluding the effect of the Stuart Clark acquisition, decreased by 10.5% when compared to the first six months of 1999. When including the Stuart Clark acquisition, contract sales decreased
10.0% during the first six months of 2000 when compared to the same period of 1999.
This performance in seating reflects the general softness in the lodging market. The
RTA product line experienced a sales decrease of 7.5% for the first half of 2000, when compared to the comparable prior year period due to major customers reducing inventories during the second quarter.

Gross Margin:	Consolidated gross margin was 41.6% in the first
six months of 2000, compared to 40.4% in the first six months of 1999. The casual product line gross margin decreased to 46.3% in the first half of 2000 compared to 48.0% in the first half
of 1999, due to the product mix resulting from                  15
the Pompeii and Wabash acquisitions.
The gross margin for contract seating products improved to 37.1% in the first six months of 2000 compared to 35.2% in the first six months of 1999 due to a favorable product mix. The RTA product line gross margin decreased to 20.1% in the first two quarters of 2000 compared to 23.6% in the first two quarters of 1999,as a result of sales volume decrease.

Selling, General and Administrative Expenses:	SG&A expenses increased
$2.2 million in the first six months of 2000, compared to SG&A expense of $13.3 million in the first six months of 1999.
The increase was primarily the result of incremental expenditures associated with acquisitions. These additional expenses were partially offset through cost reduction measures.


Operating Income: As a result of the above, operating income increased by $2.8 million, to $21.5 million (22.2% of net sales) in the first half of 2000 compared to $18.7 million (23.2% of net sales) in the first half of 1999.

Interest Expense: The Company's interest expense increased $13.3 million in the first six months of 2000, compared to the first six months of 1999, primarily due to increased debt service associated with the going-private transaction and secondarily to debt service resulting from acquisitions.


Provision for Income Taxes:	The Company's effective tax rate for the first
six months of 2000 was 55.4% compared to 38.0% for the first six months of 1999. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.



Seasonality and Quarterly Information


The furniture industry is cyclical and
sensitive to changes in general economic conditions, consumer confidence, discretionary income, and interest rate levels and credit availability.

Sales of casual products are typically higher
in the second and fourth quarters of each year,
primarily as a result of: (1) high retail
demand for casual furniture in the second
quarter, preceding the summer months, and (2)
the impact of special sales programs on fourth
quarter sales.  The Company's casual product
sales will also be affected by weather
conditions during the peak retail-selling
season with a resulting impact on consumer
purchases of outdoor furniture products.
                                                                16
The results of operations for any interim quarter are not necessarily indicative of results for a full year.


Liquidity and Capital Resources

The Company's short-term cash needs are
primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At June
30, 2000, the Company had $22.5 million of working capital and $37.2 million of unused and available funds under its revolving credit facility.

"Cash Flows from Operating Activities". Cash provided by operating activities was $19.3 million and $18.3 million for the first six months of 2000 and 1999 respectively.

"Cash Flows from Investing Activities". Cash used in investing activities was $40.4 million and $0.2 million for the first six months of 2000 and 1999 respectively. Cash invested during the first half of 2000 included acquisitions of $39.2 million and $1.4 million to purchase property plant and equipment.


"Cash Flows From Financing Activities". Net cash provided by financing activities during the first half of 2000 was $22.6 million compared to net cash used in financing activities of $4.6 million in the first half of 1999.
A total of $39.3 million of the cash provided in 2000 was for the Wabash and Stuart
Clark acquisitions, with an additional
$3.9 million provided by issuing IDB bonds.
Cash was primarily used during
The first six months of 2000 to retire revolving credit debt and to repurchase shares of the Company's stock.



Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from

several Italian suppliers.  These purchases
expose the Company to the effects of                           17
fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins.
The Company elected to hedge a portion of its exposure to purchases made in 2000 by entering into foreign currency forward contracts with a value of $3.2 million, of which $1.6 million were outstanding and unsettled at June 30, 2000. The Company did not incur significant gains or losses during the first quarter as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy; the Company does not speculate in foreign currency.









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

As reported in Part I item III of the Company's                 18
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

We believe that the claims set forth in the lawsuit are without merit and we intend to vigorously defend this lawsuit.



Item 4.	Submission of Matters to a Vote of
         Security Holders

(a)	      None


Item 6.	Exhibits and Reports on Form 8-K

(a) 		Exhibits

10.1 		Stock Purchase Agreement by and
       among Doug Curtis,et al., the
       Stockholders of Wabash Valley Manufacturing,
       Inc. and Wabash Manufacturing, Inc. dated as of March 31, 2000 (2.1)*

10.2 		Employment Agreement between Jerry
       Shilling and
       Wabash Valley Manufacturing, Inc. (2.2)*

10.3 		Employment Agreement between
       Michael Shilling and
       Wabash Valley Manufacturing, Inc. (2.3)*

10.4 		Subscription and Shareholder                        19
       Agreement between Michael
 		    Shilling and WinsLoew Furniture,
       Inc. (2.4)*

10.5 		Subscription and Shareholder
       Agreement Between Jerry
       Shilling and WinsLoew Furniture, Inc. (2.5)*

10.6 Asset Purchase Agreement
Between Loewenstein, Inc. and Stuart-Clark, Inc.,
Stuart-Clark Office Furniture Division, Inc.,
And Stuart-Clark Manufacturing, Inc. (1)

27     Financial Data Schedule


     * Incorporated by reference to the exhibits shown in parenthesis, and filed with the Registrant's registration statement on form 8-K dated April 10, 2000.


	(1) Filed herewith

(b)	Reports on Form 8-K

During the quarter for which this Quarterly
Report on Form 10-Q is filed, the Registrant filed a current report on Form 8-K, dated April
10, 2000





SIGNATURES
Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WINSLOEW FURNITURE,INC


                                     By:/s/ Bobby Tesney
   July 24, 2000                           Bobby Tesney
                                         President and Chief Executive Officer


   July 24, 2000   	             By:/s/ Vincent A.Tortorici, Jr.
                                         	 Vincent A. Tortorici, Jr.
                                         Chief Financial Officer
                                                                20