Form 10-K/A
period 1999-12-31
WINSLOEW FURNITURE INC
filed 2000-11-13
CIK 931814

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

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K/A or any amendment to this Form 10-K/A. [X]

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 1, 2000, was 780,000.

This Annual Report on Form 10-K/A amends and supersedes,
 to the extent set forth herein,  the  Registrant's  Annual
Report on Form 10-K for the year ended December 31, 1999 previously filed on March 29, 2000 (the Form 10-K). On August 27, 1999, Trivest Furniture Corporation, an affiliate of Trivest, merged with and into us, and we were the surviving corporation. The Company's previously issued consolidated financial statements presented limited information related to the results of operations for the period January 1, 1999 through August 26, 1999 (predecessor company) and the period August 27, 1999 through December 31, 1999 (successor company). The Company did not present separate statements of income and cash flows reflecting
a new basis of accounting.   Upon further review and based
 on discussions with the Securities and Exchange Commission, the Company's statements of income and cash flows for the year ended December 31, 1999 have been revised and presented on the new basis of accounting that resulted from the going private transaction. As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the financial statements included herein:


DESCRIPTION                                  PAGE NUMBER IN 10-K/A


PART II  Item 6.  Selected Financial Data         24


         Item 7.  Management's Discussion and Analysis of
                  Financial Condition
                  and Results of Operations
                                                  26

         Item 8.  Financial Statements and Supplementary Data*  37

PART IV  Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K              74

(a) (1) The    financial    statements    and other financial
information of WinsLoew Furniture, Inc. set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 37 through 61 of this Form 10-K/A Annual Report:

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Income for the Period from
August 27, 1999 to December 31, 1999 (Successor Company),
 Period from January 1, 1999 to August 26, 1999 (Predecessor Company) and Years ended December 31, 1998 and 1997 (Predecessor Company) 39

Consolidated Statements of Stockholders' Equity for the Period
 from August 27, 1999 to December 31, 1999 (Successor Company),
 Period from January 1, 1999 to August 26, 1999 (Predecessor Company) and Years ended December 31, 1998 and 1997 (Predecessor Company) 40

Consolidated Statements of Cash Flows for the Period from August 27,
 1999 to December 31, 1999 (Successor Company), Period from January 1, 1999 to August 26, 1999 (Predecessor Company) and Years ended December 31, 1998
and 1997 (Predecessor Company)                                      41

Notes to Consolidated Financial Statements                          43

Report of Ernst & Young LLP, Independent Auditors                   36

Selected Quarterly Financial Data

(2) The following exhibits are being filed herewith as a result of the reissuance of the Company's audited financial statements:

Exhibits:

    Exhibit 23     Consent of Ernst & Young LLP, Independent Auditor
    Exhbit  27     Financial Data Schedule                          78

*The financial statements included herein supercede and replace the financial statements located on pages 25 through 46 of the Form 10-K.


INDEX TO ITEMS
	                                                         Page
PART I

ITEM 1. Business                                           	6
ITEM 2. Properties                                        	20
ITEM 3. Legal Proceedings                                 	21
ITEM 4. Submission of Matters to a Vote of Security
        Holders                                           	22
PART II

ITEM 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                       	23
ITEM 6. Selected Financial Data                           	24
ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations               	26
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                      	34
ITEM 8. Financial Statements and Supplementary Data       	37
ITEM 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure               	62
PART III

ITEM 10. Directors and Executive Officers of the
         Registrant                                       	63
ITEM 11. Executive Compensation                           	65
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management                                   	69
ITEM 13. Certain Relationships and Related Transactions   	71
PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                              	74
Signatures                                                	77







PART I

ITEM 1.	BUSINESS

On August 27, 1999, Trivest Furniture Corporation, an affiliate of Trivest, merged with and into us, and we were the surviving corporation. For financial reporting purposes, the merger is considered effective August 27, 1999 and our operations prior thereto and thereafter are respectively classified as predecessor company and successor company operations. The operations of the successor company represent 100% of the businesses of the predecessor. Therefore, certain operational data for the twelve months ended December 31, 1999 have been presented on a combined basis because such information is comparable to the historical data of the predecessor and the current data of the successor.

         The historical financial statements of the successor company and its predecessor are presented separately as described in Note 1 to the Consolidated Financial Statements included under Item 8.


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

Going Private Transaction.

As mentioned above, on August 27, 1999, Trivest Furniture Corporation, an affiliate of Trivest, merged with and into us, and we were the surviving corporation. Trivest Furniture Corporation was a newly formed Florida corporation organized by an investor group led by Trivest, including two private investment partnerships affiliated with Trivest and members of our senior management, for the purpose of acquiring WinsLoew. Trivest is a private investment firm specializing in acquisitions, recapitalizations and other principal investing activities and is controlled by Earl W. Powell, our Chairman of the Board. As a result of the merger, each holder of outstanding WinsLoew common stock, other than Trivest Furniture Corporation, received $34.75 per share in cash, without interest, and the holder of each outstanding option received a cash payment equal to the difference between $34.75 and the exercise price of the option. The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by the following sources:

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






                                 Year Ended December 31
 	See Changes Attached (Document 7 at IV workpaper)


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
CONDITION AND RESULTS OF OPERATIONS

As described in the Notes to Consolidated Financial Statements, on August 27, 1999, WinsLoew and Trivest Furniture Corporation, a newly formed Florida corporation was merged with and into
WinsLoew, with WinsLoew being the surviving corporation. WinsLoew accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price. Accordingly, the financial statements for the period subsequent to August 26, 1999 are presented on the Company's new basis of accounting, while the results of operations for the period ended August 26, 1999 and years ended December 31, 1998 and 1997 reflect historical results of the predecessor company. The operations of the successor company represent 100% of the businesses of the predecessor. Therefore, certain operational data for the twelve months ended December 31, 1999 have been presented on a combined basis because such information is comparable to the historical data of the predecessor and the current data of the successor.

The merger resulted in a significant increase in net goodwill and debt
 recorded in WinsLoew's financial statements.   The increases resulted
 in materially higher charges for amortization and interest in period from August 27, 1999 to December 31, 1999.


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





RESULTS OF OPERATIONS


The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended
December 31, 1999, 1998 and 1997 for each of the Company's product lines (in thousands, except for percentages):
This table combines the predecessor company period ended
August 26, 1999 with the successor company period ended
December 31, 1999 for purposes of the discussion of year-end
December 31, 1999 results:





                   1999                       1998                      1997
 -------------------------------------------------------------------------------
  Net      Gross    Gross       Net    Gross   Gross      Net    Gross   Gross
 Sales    Profit   Margin      Sales  Profit  Margin     Sales  Profit  Margin
 ------------------------------------------------------------------------------
Casualfurniture
  $74,586  $36,526   49.0%     $59,733 $28,227  47.3%    $56,363 24,164  42.9%
Contract seating
    72,346   25,704   35.5%      69,938  23,439  33.5%     58,386 17,2569.6%
RTA
 15,207    3,525   23.2%      11,689   2,462  21.1%      7,396    1,294  17.5%
 --------   ------             -------  ------           -------   ------
 $162,139  $65,755   40.6%    $141,360 $54,128  38.3%   $122,145  $42,714  35.0%



  The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales. This table combines the predecessor company period ended August 26, 1999 with the successor company period ended December 31, 1999 for purposes of the discussion of year-end December 31, 1999 results:


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

Amortization. Amortization expense increased $2.2 million in 1999, compared to 1998, due to amortization of goodwill related to both the Pompeii acquisition and the going-private transaction. Amortization related to goodwill recorded as a result of the going-private transaction totaled $1.6 million for the period from August 27, 1999 to December 31, 1999.

Operating Income. As a result of the above, we recorded operating income of $36.8 million (22.7% of net sales) in 1999, compared to operating income of $29.9 million (21.1% of net sales) in 1998.

Interest Expense. Our interest expense increased $8.3 million in 1999, compared to 1998. The Company has increased its debt by $200.7 million from December 31, 1998 as a result of the going-private transaction on August 27, 1999. Interest expense incurred for the period from August 27, 1999 to December 31, 1999 was $8.8 million.  ( see Note 1 to the Notes to Consolidated
Financial Statements ).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                Page

Report of Ernst & Young LLP, Independent Auditors          36

Consolidated Balance Sheets as of
  December 31, 1999 and 1998                               37

  Consolidated Statements of Income:
Period from August 27, 1999 to December 31, 1999 (Successor Company) Period from January 1, 1999 to August 26, 1999 (Predecessor Company) Years ended December 31, 1998 and 1997 (Predecessor Company) 39

Consolidated Statements of Stockholders' Equity
Period from August 27, 1999 to December 31, 1999 (Successor Company) Period from January 1, 1999 to August 26, 1999 (Predecessor Company)
Years ended December 31, 1998 and 1997 (Predecessor Company) 	40

Consolidated Statements of Cash Flows
Period from August 27, 1999 to December 31, 1999 (Successor Company)
  Period from January 1, 1999 to August 26, 1999 (Predecessor Company)
  Years ended December 31, 1998 and 1997 (Predecessor Company)     41

Notes to Consolidated Financial Statements                 43


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders of WinsLoew Furniture, Inc.

We have audited the accompanying consolidated balance sheet of
 WinsLoew Furniture, Inc. and Subsidiaries ("Successor Company") as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the period from August 27, 1999 to December 31, 1999 ("Successor period"). We have also audited the accompanying consolidated balance sheet of WinsLoew Furniture, Inc. and Subsidiaries ("Predecessor Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the period from January 1, 1999 to August 26, 1999, and the years ended
December 31, 1998 and 1997 ("Predecessor periods").  These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the Successor period and the Predecessor periods, in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 1 to the consolidated financial statements, the statements of income, stockholders' equity and cash flows for the year ended December 31, 1999 have been  restated.

		                  /s/ Ernst & Young LLP


Birmingham, Alabama
January 27,2000


                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
                                          Successor	      Predecessor
						  Company	         Company

                                             December 31,
                                      --------------------------
                                        1999             1998
                                      ----------      ----------

Assets
Cash and cash equivalents              $    710       $    475
Cash in escrow                            1,000          1,000
Accounts receivable, less allowances
   for doubtful accounts of $2,098
   and $1,694 at December 31, 1999
   and 1998, respectively                25,706         23,647
Inventories                              14,545         12,206
Refundable income taxes                   6,908            --
Prepaid expenses and other
   current assets                         4,846          4,638
                                       --------       --------
          Total current assets           53,715         41,966


Property, plant and equipment, net       16,462         13,948
Goodwill, net                           231,377         27,176
Other assets, net                         6,508          1,463
                                       --------       --------
  Total assets                         $308,062       $ 84,553
                                       ========       ========

Liabilities and Stockholders' Equity
Current portion of long-term debt      $  3,700       $     47
Accounts payable                          4,265          4,377
Accrued interest                          5,560             24
Other accrued liabilities                13,469          9,928
Net liabilities of discontinued
  operations                                 --          1,750
                                       --------       --------
          Total current liabilities      26,994         16,126

Long-term debt, net of current portion  198,258          1,400
Deferred income taxes                     1,099            801
                                       --------       --------
   Total liabilities                    226,351         18,327
                                       --------       --------
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



            WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


(In thousands)

             Successor                 Predecessor Company
              Company
            Period from    Period from
              August 27,    January 1,
              1999 to         1999 to     Years ended December 31,
            December 31,   August 26,
                1999           1999         1998        1997

Net sales	    $56,505    	$105,634	$141,360	$122,145
Cost of sales	33,076	63,308	87,232	79,431
Gross profit	23,429	42,326	54,128	42,714
			-------     --------    --------    --------
Selling, general
 and administrative
expenses	       8,440	17,234	23,124	21,427
Amortization	2,449	         872	1,122	         992
Operating income	12,540	24,220	29,882	20,295
			-------     ---------   --------    --------
Interest expense	8,804	         106	635	       2,296
                  -------      --------   --------     --------
Income from continuing
operations before
income taxes	3,736	      24,114	29,247	17,999

Provision for
income taxes	2,180	       9,159	10,947	6,838
                  -------      -------    --------    -------
Income from
continuing
operations	      1,556	       14,955	18,300	11,161

Loss from
discontinued
operations,
net of taxes	--	           --	  --	        (718)

Gain (loss) from sale
of discontinued
operations,
 net of taxes    755	         --	       2,031	 (8,200)
                 ------        -------     -------     --------
Net income	     $2,311	      $14,955	 $20,331	  $2,243


                                      See accompanying notes.




                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

                             Common Stock      Additional
                          ------------------     Paid-in    Retained
                           Shares     Amount     Capital    Earnings    Total
                          ---------   ------   ----------   --------   -------

Predecessor Company:

Balance,
December 31, 1996         7,481,783     $75      $24,543    $23,782    $48,400

Exercise of stock options    94,725       1          872         --        873
Repurchase and
   cancellation
   of stock                (50,000)      (1)        (489)        --       (490)
Net income                       --      --           --      2,243      2,243
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1997         7,526,508      75       24,926     26,025     51,026

Exercise of stock
   options                   63,900       1          924         --        925
Repurchase and
   cancellation
   of stock                (296,000)     (3)      (6,053)        --     (6,056)
Net Income                       --      --           --     20,331     20,331
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1998         7,294,408     $73      $19,797    $46,356    $66,226

Tax benefit related to
 exercise of stock option        --       --       6,941         --       6,941

 Repurchase and cancellation
 of stock                   (112,500)     (1)      (3,185)        --     (3,186)
Net income through
   merger date                   --      --           --     14,955     14,955
                            ---------   -------   --------   --------   ---------
Balance, August 26, 1999    7,181,908      72       23,553     61,311    84,936

Successor Company:
Going private transaction  (7,181,908)    (72)     (23,553)   (61,311)  (84,936)

Proceeds of stock issued    780,000       8       77,992         --     78,000
Valuation of warrants
   issued in connection
   with senior
   subordinated notes           --      --         1,400         --      1,400
Net income from merger
   date through year end        --      --           --       2,311      2,311
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1999          780,000      $8       $79,392     $2,311    $81,711

                          =========   ======   ==========   ========   =======


                        See accompanying notes.

                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Successor                 Predecessor Company
                             Company
                          Period from     Period from
                            August 27,     January 1,
                              1999 to        1999 to     Years ended December 31,
                          December 31,      August 26,
                                 1999           1999         1998        1997
                              ----------------------------------------------------

Cash flows from operating activities:
Net income	                    $2,311	   $14,955	     $20,331	$2,243
Adjustments to reconcile net
income to net cash provided by
  operating activities:
Depreciation and amortization	   2,961	      1,884	       2,618	  2,634
Provision for losses on
accounts receivable                150             242        1,331          42
Provision for excess and
obsolete inventory                (129)            594          702       1,267
Going Private
  Transaction expenses              201             --           --          --
Change in net assets held for sale	 --	          --	   6,743	 14,710

Changes in operating assets and
 liabilities,net of effects from
 acquisitions and dispositions:
Accounts receivable	         (6,825)	        4,788	  (2,210)	  1,875
Inventories	                        866	           25	  (1,866)	   (85)
Prepaid expenses and other
  current assets	                 (147)	          208	    2,779	(3,871)
Refundable income taxes        	--	       (6,908)	      --	    --
Other assets	                  --	          --	      843	    691
Accounts payable	               (1,738)	         1,022	      792	  (591)
Accrued interest	                 5,560	          (24)	       --	    --
Other accrued liabilities	   (6,088)	         6,105	     (357)	  3,386
Deferred income taxes	             682	           110	     (566)	  (310)
  Total adjustments	         (4,507)	         8,046	    10,809	 19,748
Net cash provided by
(used in) operating activities   (2,196)	        23,001	    31,140	 21,991

Cash flows from investing activities:
Capital expenditures,
  net of disposals	         (2,996)	          (269)	      (942)	  (425)
Proceeds from disposition of
  business	                        --	            --	        --	  2,119
Proceeds from disposition of
  business held in escrow	      --	            --	     (1,000)    --
Going private transactions	  (276,142)	            --	         --     --
Investment in subsidiary	      --	        (18,207)	     (9,323)    --
Net cash provided by
(used in) investing activities  (279,138)	        (18,476)	    (11,265)  1,694

Cash flows from financing activities:
Net borrowings (payments)
  under revolving credit
  agreements	                 5,726	         (1,431)	    (10,837) 19,872)
Payments on long-term debt	       --	            --	     (4,139) (4,386)
Proceeds from issuance of
  common stock, net	             --	            --	         925    873
Proceeds from exercise of
  stock options	                   --	           6,941            --	--
Repurchase and cancellation
   of stock	                         --	          (3,186)	      (6,056)  (490)
Proceeds from issuance of
  long-term debt                 196,216               --             --      --
Proceeds from issuance of
  common stock warrants and
  common stock, net               79,400               --             --      --
Deferred financing costs          (5,919)             (703)           --      --
Net cash provided by
(used in) financing activities    275,423	            1,621	     (20,107)(3,875)

Net increase (decrease) in
  cash and cash equivalents	    (5,911)	            6,146	        (232)  (190)
Cash and cash equivalents
  at beginning of year or period    6,621	              475	         707     897
Cash and cash equivalents at end
  of year or period	             $710	           $6,621	        $475    $707
Supplemental disclosures:
Interest paid	                 $3,344	             $130	         $695  2,318
Income taxes paid	                 $3,628	           $7,732	      $9,579  $6,048



Investing activities included
the acquisition of Pompeii in
July 1999 and Tropic Craft in
June 1998. Assets acquired,
liabilities assumed and consideration
 paid was as follows:

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



WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1.  GOING PRIVATE TRANSACTION

From December 19, 1994 through August 26, 1999, WinsLoew
Furniture, Inc's (WinsLoew) common stock was traded on the NASDAQ National Market under the symbol "WLFI". On August 27, 1999,
 WinsLoew and Trivest Furniture Corporation (Trivest Furniture), a newly formed Florida corporation was merged with and into WinsLoew, with WinsLoew being the surviving corporation. The merger was approved by majority vote of the shareholders on August 27, 1999.
Pursuant to the merger, each holder of the outstanding WinsLoew common stock, other than stock held by Trivest Furniture, received $34.75 per share in cash, without interest, and the holder of each outstanding stock option received a cash payment equal to the difference between $34.75 and the exercise price of the option.

Funds to pay the cash merger consideration, option cancellation payments and related fees and expenses were provided by the following sources:
(1) the net proceeds from the sale of units consisting of 12 3/4% senior
(2) subordinated notes due 2007 and warrants to purchase common stock;
(3)  (2) borrowings of term loans and drawings on a revolving line of
(4) credit under our senior credit facility;  (3) and equity.

The stock purchase described above was completed in one transaction.
 The Company accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price described above.  Accordingly, the financial statements for the period subsequent to August 26, 1999, are presented on the Company's new basis of accounting, while the results of operations for the period ended August 26, 1999 and the years ended
 December 31, 1998 and 1997, reflect the historical results of the predecessor company.  A vertical black line is presented to separate the financial statements of the predecessor and successor companies.  The Company's previously issued consolidated financial statements presented limited information related to the results of operations for the period January 1, 1999 through August 26, 1999 (predecessor company) and the period August 27, 1999 through December 31, 1999 (successor company).  The Company did not present separate statements of income and cash flows reflecting the new basis of
accounting discussed above.   Upon further review and based on discussions
with the Securities and Exchange Commission, the Company's statements of income, stockholders' equity and cash flows for the year ended December 31, 1999 have been revised and presented on the new basis of accounting that resulted from the going private transaction.

Had the going private transaction occurred on January 1, 1998, the unaudited pro forma net sales, operating income and net income for the years ended
December 31, 1999 and 1998 would have been $162,139,000 and $33,457,000,
$13,963,000 and $141,360,000, and $13,963,000 and $15,377,000, respectively.
 These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

The total amount of goodwill recorded as a result of the transaction was $191,205,500. The amount of unamortized goodwill resulting from the transaction at December 31, 1999 was $189,554,300.

The write-off of unamortized loan costs related to the Company's former credit facility in the amount of $0.2 million is reflected in the accompanying consolidated statements of income for the period from January 1, 1999 to August 26, 1999 (see Note 4).



1.  GOING PRIVATE TRANSACTION (continued)

The following sets forth the sources and uses of the funds for the transaction (dollars in thousands).

	Uses of Funds

Cost of stock and stock options	$268,256
Expense of transaction	              14,350

Total	                              $282,606

	Sources of Funds

Senior subordinated notes
  and warrants                      $102,452
Senior credit facility	              95,000
Cash equity investment	              66,167
Rollover equity investment	        11,833
Available cash on hand	               7,154

Total	                              $282,606




2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

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

At December 31, 1999 and 1998 the Company did not have any forward contracts outstanding. There were no significant deferred gains or losses and actual gains (losses) included in cost of sales were
 ($33,000), $0, ($12,000) and $30,000 for the period from
August 27, 1999 to December 31, 1999, the period from  January 1,
1999 to August 26, 1999 and the years ended December 31, 1998 and
 1997, respectively.


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

The operating results of the discontinued operations are summarized as follows (dollars in thousands):

               Successor                     Predecessor
               Company                         Company
               Period          Period
               from            from
               August 27,      January       Year Ended      Year Ended
               1999 to         1, 1999       December 31,    December 31,
               December        to August     1998            1997
               31, 1999        26, 1999

Net Sales          --              --          $4,432           $15,921
Income before   -------       ----------     -----------    -------------
  taxes            --              --              --           (1,178)
                -------       ----------     -----------    -------------
Net Loss           --              --              --             (718)


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

The Company recorded pre-tax income from the disposition of discontinued operations totaling $1.2 million ($0.76 million net of taxes) and $3.2 million
($2.0 million net of taxes) for 1999 and 1998 respectively. The components are as follows:


                         Successor
                         Company             Predecessor Company
                         Period from    Period from
                         August 27,     January 1,
                         1999 to        1999 to          Year ended
                         December 31,   August 26,       December 31,
                         1999           1999             1998
Gain on liquidation
 of Futon operations     524            524,000          2,425,000

Reversal of reserves
 related to Southern
 Wood                     --                --        1,857,000

Gain (loss) on sale of
 remaining RTA operation  675            678,000      (1,093,000)
                         -------      ----------      -----------
Total                   1,202         $1,202,000      $3,189,000
                        ========      ==========      ==========

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

7.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                         Successor                     Predecessor
                         Company                         Company
                         Period       Period
                         from         from
                         August 27,   January    Year Ended      Year Ended
                         1999 to      1, 1999    December 31,    December 31,
                         December     to August  1998            1997
                         31, 1999     26, 1999
(in thousands)
                        ----------------------------------------------
Provision for taxes
 related to continuing
 operations             $2,180         $9,159     $10,947       $6,838

Benefit for taxes
 related to
 discontinued
 operations                 --              --        --          (375)

Provison (benefit)
 for taxes related to
 loss on sale of
 discontinued operations    447             --       1,158       (4,200)
                       -------------------------------------------------
Total provision
 for taxes              $2,627           $9,159     $12,105       $2,263
                       =================================================

               Successor                     Predecessor
               Company                         Company
               Period          Period
               from            from
               August 27,      January       Year Ended      Year Ended
               1999 to         1, 1999       December 31,    December 31,
               December        to August     1998            1997
               31, 1999        26, 1999
(In thousands)

Federal:
 Current       $2,131          $8,565         $10,128        $3,985
 Deferred          33              15             856        (1,936)

State:
 Current          258             484             989           496
 Deferred         205              95             132          (282)
                ---------------------------------------------------------
               $2,627          $9,159         $12,105         $2,263
                =========================================================



At December 31, 1999 and 1998, deferred tax assets and liabilities consisted of the following:

                                 Successor      Predecessor
                                 Company        Company
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


 The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:

                        Successor                     Predecessor
                        Company                         Company
                        Period       Period
                        from         from
                        August 27,   January    Year Ended   Year Ended
                        1999 to      1, 1999    December 31, December 31,
                        December     to August  1998          1997
                        31, 1999     26, 1999

                        -------------------------------------------
Federal income tax rate  35.0%        35.0%      35.0%         34.0%
State income taxes        6.1%         1.6%       3.4%          4.7%
Goodwill Amortization    14.5%         0.3%       2.1%          9.3%
Other                   (2.4%)         1.1%     (3.4%)          2.2%
                         ------------------------------------------
Effective tax rate       53.2%        38.0%      37.1%         50.2%
                         ==========================================

8.  RELATED PARTY TRANSACTIONS

In October 1994, WinsLoew entered into a ten-year agreement (the "Investment
Services Agreement") with Trivest, Inc. ("Trivest").  Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation was $500,000, subject to cost of living increases and increases for additional businesses acquired. During 1999, in conjunction with the merger with Trivest Furniture, the Investment Services Agreement was
 amended to adjust the annual base compensation from $500,000 to $350,000. For the period from August 27, 1999 to December 31, 1999, the period from January 1,
1999 to August 26, 1999 and the years ended December 31, 1998 and 1997, the amount expensed was $80,000, $378,000, $641,000 and  $628,000, respectively. Under the agreement, the Company also paid Trivest $375,000 in connection with the Pompeii acquisition (see Note 4) and $3,000,000 in connection with the going private transaction (see Note 1).


9.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain office space, manufacturing facilities and various items of equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on various measures of inflation. Rental expense amounted to approximately $336,000, $673,000,
 $830,000, and  $769,000, for the period from August 27, 1999 to December 31,
 1999, the period from January 1, 1999 to August 26, 1999 and the years ended December 31, 1998 and 1997, respectively. Operating lease agreements in effect at December 31, 1999 have the following remaining minimum payment obligations (in thousands):


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

                           Predecessor Company

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

                        Successor                     Predecessor
                        Company                         Company
                        Period     Period
                        from       from
                        August 27, January    Year Ended   Year Ended
                        1999 to    1, 1999    December 31, December 31,
                        December   to August  1998          1997
                        31, 1999   26, 1999

(In thousands)          ----------------------------------------------

REVENUES:
Casual Products         23,143     51,443      $59,733     $56,363
Contract seating
   products             28,256     44,090       69,938      58,386
Ready to assemble
   products              5,106     10,101       11,689       7,396
                       ----------------------------------------------
  Total Revenues        56,505    105,634     $141,360    $122,145
                       ==============================================

                        Successor                     Predecessor
                        Company                         Company
                        Period       Period
                        from         from
                        August 27,   January    Year Ended   Year Ended
                        1999 to      1, 1999    December 31, December 31,
                        December     to August  1998          1997
                        31, 1999     26, 1999
(In thousands)
                      ----------------------------------------------------
SEGMENT GROSS PROFIT
Casual products         $11,553      $24,973     $28,227      $24,164
Contract seating
  products               10,800       14,904      23,439      17,256
Ready to assemble
  products                1,076        2,449       2,462       1,294
                           --------------------------------------------
Total segment
  gross profit           23,429       42,326      54,128      42,714
Reconciling items:
Selling, general and
 administrative expenses  8,440       17,234      23,124      21,427
Amortization              2,449          872       1,122         992
                           --------------------------------------------
Operating income          12,540      24,220      29,882      20,295
Interest expense,net       8,804         106         635       2,296
                           --------------------------------------------
Income from continuing
 operations before
 income taxes             $3,736     $24,114     $29,247     $17,999
                           ============================================


                        Successor                     Predecessor
                        Company                         Company
                        Period       Period
                        from         from
                        August 27,   January    Year Ended   Year Ended
                        1999 to      1, 1999    December 31, December 31,
                        December     to August  1998          1997
                        31, 1999     26, 1999
(In thousands)
                      ---------------------------------------------------
DEPRECIATION AND
AMORTIZATION:
Casual products        $ 866         $1,207     $1,550      $1,532
Contract seating
  products               124            250        425         411
Ready to assemble
  products               107            205        309         341
                       --------------------------------------------------
      Total            1,097          1,662     2,284       2,284
Reconciling items:
Corporate              1,864            222       334         350
                        -------------------------------------------------
Total depreciation
  and amortization    $2,961         $1,884    $2,618      $2,634
                        ================================================



                        Successor                     Predecessor
                        Company                         Company
                        Period       Period
                        from         from
                        August 27,   January    Year Ended   Year Ended
                        1999 to      1, 1999    December 31, December 31,
                        December     to August  1998          1997
                        31, 1999     26, 1999
(In thousands)
                      ---------------------------------------------------
EXPENDITURES FOR
(DISPOSAL OF) LONG
LIVED ASSETS, NET:

Casual products        $1,654       $ 180       (24)        790
Contract seating
  products                133          13       129         236
Ready to assemble
  products                  1          54       103        (576)
                        ------------------------------------------------
      Total             1,788         247       208         450
Reconciling items:
Corporate               1,208          22       734         (25)
                         -----------------------------------------------
Total expenditures for
long lived assets, net $2,996         269       $942         $425
                         ===============================================



                             Successor          Predecessor
                             Company              Company
                             December 31,  December     December
                             1999          31, 1998     31, 1997
                            ----------------------------------------
SEGMENT ASSETS:
Casual products                $71,079     $51,880      $41,964
Contract seating products       24,156      23,486       21,836
Ready to assemble products       7,379       6,496        3,974
                              -----------------------------------
      Total                    102,614      81,862       67,774
Reconciling items:
Corporate                      205,448       2,691        6,622
Assets held for sale                --          --        6,018
                              -----------------------------------
Total consolidated assets     $308,062     $84,553      $80,414
                              ====================================

The Company has one contract seating customer that accounted for 15%, 17% and 16%of consolidated revenues in the years ended
December 31,1999,1998 and 1997, respectively.

11.SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

                           Successor     Predecessor
                           Company       Company

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
            ACCOUNTING AND FINANCIAL DISCLOSURE

No events or occurrences required to be disclosed in this
Item 9 have occurred.


PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        Name                Age          Position
-------------------------------------------------------------
Earl W. Powell              61  Chairman of the Board
Bobby Tesney                55  President,Chief Executive Officer and Director
Stewart Long                42  Executive Vice President-Contract Seating
Jerry Camp                  34  Executive Vice President-Casual Furniture
Vincent A. Tortorici, Jr    46  Vice President and Chief Financial Officer
Rick J. Stephens            45  Vice President-Operations
William F.Kaczynski, Jr     40  Director
David Soloman               37  Director


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








