Form 10-Q
period 2000-09-29
WINSLOEW FURNITURE INC
filed 2000-11-13
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE  SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 29, 2000
                             -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
 Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X  .  No
       ------  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at October 25, 2000
- ---------------          -----------------------------------
$ .01 par value                     853,350


WINSLOEW FURNITURE, INC.

INDEX


PART I.	FINANCIAL INFORMATION	                            		 Page

	Item 1.	Financial Statements
	Consolidated Balance Sheets                                		  3
	Consolidated Statements of Income                          		4-5
	Consolidated Statements of Cash Flows                             6-8
	Notes to Consolidated Financial Statements                       9-15

	Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations                   16-22


PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings                                      23

	Item 4.	Submission of Matters to a Vote of
                     Security Holders                                    23

	Item 6.	Exhibits and Reports on Form 8-K                       23

Signatures                                                               24






WinsLoew Furniture, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In thousands)                       September 29,    December 31,
                                         2000            1999
                                       ---------     -----------
Assets
Cash and cash equivalents              $    961        $    710
Cash in escrow                       	     --	     1,000
Accounts receivable, less
  allowances for doubtful accounts       28,085          25,706
Inventories                              19,149          14,545
Refundable income taxes                      --           6,908
Prepaid expenses and other
  current assets                          5,709           4,846
                                         -------        --------
          Total current assets           53,904          53,715

Property, plant and equipment, net       27,454          16,462
Goodwill, net                           270,634         231,377
Other assets                              7,340           6,508
                                         -------         -------
        Total Assets                   $359,332        $308,062
                                         =======         =======

Liabilities and Stockholders' Equity
Current portion of long-term debt      $  3,700        $  3,700
Accounts payable                          7,409           4,265
Accrued interest                          3,164           5,560
Other accrued liabilities                16,203          13,469
                                         -------         -------
          Total current liabilities      30,476          26,994

Long-term debt, net of current portion  232,099         198,258
Deferred income taxes                     1,099           1,099
                                         -------         -------
          Total liabilities             263,674         226,351
                                         -------         -------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $.01
  per share, 5,000,000 shares
  authorized, none issued                     --             --
 Common stock; par value $.01
  per share, 1,000,000 shares
  authorized at September 25,2000 and
  December 31, 1999, 853,350 and
  780,000 shares issued and
  outstanding at September 29, 2000
  and December 31, 1999
  respectively                                9               8
 Additional paid-in capital              88,819          79,392
 Retained earnings                        6,830           2,311
                                         -------         -------
          Total stockholders' equity     95,658          81,711
                                         -------         -------
                                       $359,332        $308,062
                                        ========       ========

 See accompanying notes.

WinsLoew Furniture, Inc and Subsidiaries
Consolidated Statements of Income
(Unaudited)

(In thousands)

	             Successor			Predecessor
                   Company			Company

                       		   Three Months Ended
                 ------------------------- ----------------------
                      Period from         Period from
			    September   August 27,     	July 1,
                      29, 2000    1999 to       	1999 to
					    September 24,  	August 26,
					       1999  		   1999

                     ---------   ---------   		---------
Net sales             $46,950     $15,102     		$25,045
Cost of sales          28,660       9,425      		 15,294
                     --------    --------   		--------
   Gross profit        18,290       5,677      		  9,751

Selling, general
 and administrative
 expenses               7,962       2,084      		  3,964
Amortization            1,765         739      		    238
				--------   --------          --------
   Operating income     8,563       2,854               5,549

Interest expense
      	           	6,517       2,174                  29
                     --------    --------            --------
Income from
 continuing operations
 before income taxes    2,046         680               5,520
Provision for
 income taxes           1,132       1,274               2,099
                      -------    --------            --------
Net income             $  914      $ (594)             $3,421
                      ========    ========            ========


                          See accompanying notes.










WinsLoew Furniture, Inc and Subsidiaries
Consolidated Statements of Income
(Unaudited)

(In thousands)

			     Successor			Predecessor
                        Company			Company

                       		   Nine Months Ended
                   ------------------------- ----------------------
                      Period from	   Period from
			    September   August 27,       January 1,
                      29, 2000    1999 to          1999 to
					    September 24,    August 26,
					       1999  	   1999

                     ---------   ---------   	   ---------
Net sales            $143,728     $15,102     	   $105,634
Cost of sales          85,192       9,425      	     63,308
			   --------    --------   	    --------
   Gross profit        58,536       5,677      	     42,326

Selling, general
 and administrative
 expenses              23,842       2,084      	     17,234
Amortization            5,026         739      		  872
			    --------   --------           --------
   Operating income    30,028       2,854            24,220

Interest expense
                       19,898       2,174               106
                      --------    --------            --------
Income from
 continuing operations
 before income taxes   10,130         680            24,114
Provision for
 income taxes           5,611       1,274             9,159
                      -------    --------            --------
Net income             $4,519      $ (594)          $14,955
                      ========    ========          ========


                          See accompanying notes.









WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                     Successor          Predecessor
 						   Company 		  Company
                              -------------------- --------------------
		                     For The	       Period From   Period From
					   Nine Months     August 27,    January 1,
					   Ended		 1999 to       1999 to
                                 September 29,   September 24, August 26,
                                 2000 	       1999          1999
		  	               ---------      ----------	   ----------
Cash flows from operating activities:
Net income                           $ 4,519        $ (594)	 	$14,955
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
Depreciation and amortization           7,638	     1,072           1,884
Provision for losses on accounts
  receivable                              332          ---             242
Provision for excess and
  obsolete inventory                    1,186          ---             594
Going Private transaction expenses        ---          201             ---
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                   4,343         1,311         4,788
  Inventories                             (54)        1,919            25
  Prepaid expenses and other
   current assets                          521          399           208
  Refundable income taxes                6,908          ---	      (6,908)
  Other assets and goodwill, net          (28)          (419)	  ---
  Accounts payable                         569        (1,140)       1,022
  Accrued interest                      (2,396)           ---        (24)
  Other accrued liabilities             (3,625)        (2,448) 	  6,105
   Deferred income taxes                   ---            ---         110
                                        -------        -------	 -------
   Total adjustments                     15,394            895      8,046

   Net cash provided by                 -------         -------    -------
     operating activities                19,913            301	 23,001
                                        -------         -------	 -------


Cash flows from investing activities:
  Capital expenditures, net of disposals   (4,757)          ---     (269)
  Going private transaction                   (26)      (276,142)   ---
  Investment in subsidiaries              (57,522)          (513) (18,207)

                                           -------        -------	 -------
  Net cash used in investing activities   (62,305)      (276,655) (18,476)
                                           --------       -------	 -------

Cash flows from financing activities:
  Proceeds from issuance of long
    term debt					    ---	    196,216	    ---
  Proceeds from issuance of common
    stock warrants and common
    stock, net				        10,750         79,400	    ---


WinsLoew Furniture, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
                   (Unaudited)


		  				      Successor               Predecessor
 						       Company 		       Company
					     ---------------------------------------
						For The	 Period From   Period From
						Nine Months   August 27,   January 1,
						Ended		   1999 to     1999 to
                                    September 29, September 24, August 26,
					   	2000 	        1999          1999

                                  ---------      ----------	   ----------

  Deferred financing costs             (255)        (5,919)          (703)
  Net borrowings (payments) under
   revolving credit agreements         9,570            798		 (1,431)
  Proceeds from exercise of stock
   Options					    ---    		  ---		   6,941
  Net borrowings under acquisition line 20,000          ---	           ---
  Net borrowings under IDB agreement     3,900           ---	     ---
  Repurchase and cancellation of stock  (1,323)          ---	 (3,186)

  Net cash provided by financing	    --------	 -------     ---------
 activities                              42,643        270,495      1,621
                                         --------     -------    --------

  Net increase  (decrease) in cash
   and cash equivalents                     251	      (5,859)       6,146
  Cash and cash equivalents at
   beginning of year or period		  710	        6,621	    475

  Cash and cash equivalents at end	     --------        -------	--------
   of year or period			        961	          762	  6,621




						   ---------------------------
                                       September 29,   September 24,
                                           2000           1999
                                        ---------     ----------
Supplemental disclosures:
        Interest paid                   $21,190           $377
        Income taxes paid               $ 5,389        $11,380
                                        ========      ========

Investing activities included the acquisition of Pompeii in 1999 and Wabash Valley Manufacturing, Stuart Clark and Charter Furniture in 2000.



						   ---------------------------
                                       September 29,   September 24,
2000 1999
------------    ------------
Fair value of assets acquired           $67,043        $20,098
Cash and cash equivalents acquired       (1,507)            (3)
Liabilities assumed		           (8,534)	  (1,875)

Earnout payment made relating to
The Tropic Craft acquisition
in 1998, including fees		          $   520         $  500

Total Investments                       $57,522	       $18,720
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's third quarter, which is from July 1, 2000 through September 29,
 2000. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.

On August 27, 1999, Trivest Furniture Corporation, an affiliate of Trivest, merged with and into WinsLoew, and WinsLoew was the surviving corporation. Trivest Furniture Corporation was a newly formed Florida corporation organized by an investor group led by Trivest, including two private investment partnerships affiliated with Trivest and members of senior management, for the purpose of acquiring WinsLoew. The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by the following sources: $78 million in equity contributions; borrowings of $95.0 million of term loans under our $155.0 million senior credit facility; proceeds from the sale of units consisting of the original notes and warrants of approximately $102.5 million; and available cash on hand of approximately $7.1 million. The acquisition resulted in goodwill of approximately $198.1 million.

The stock purchase described above was completed in one transaction.  The
 Company accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price described above. Accordingly, the financial statements for the period subsequent to August 26, 1999 are presented on the Company's new basis of accounting, while the results of operations for the period ended
August 26, 1999 reflect the historical results of the predecessor company.



2.  Inventories

Inventories consisted of the following:

(In thousands)
                       September 29,   December 31,
                           2000           1999
                         ----------    ------------
Raw materials            $12,842         $11,502
Work in process            2,109           1,751
Finished Goods             4,198           1,292
                         -------         -------
                         $19,149         $14,545
                         =======         =======




3.  Long-term Debt

Proceeds primarily from borrowings under the Company's senior credit facility were used to acquire all of the outstanding stock of Charter
 Furniture. Approximately $15.2 million was borrowed under the Company's revolving credit line.



4.  Capital Stock

At December 31, 1999, there were 780,000 shares outstanding.  Since
December 31, 1999 and as of September 29, 2000, the Company has acquired
 13,225 shares for $1.3 million. In association with the Wabash acquisition, an additional 60,103 shares were issued for $7.1 million. In addition, 2,011 shares were issued for $0.25 million in conjunction with the Stuart Clark acquisition. In conjunction with the Charter Furniture acquisition 24,059 shares were issued for $3.35 million. Finally, an additional 402 shares were issued to employees for $0.05 million. As of September 29, 2000 there were 853,350 shares outstanding.

5. Acquisitions

On August 11, 2000 the Company purchased all of the stock of Charter Furniture. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment and $15.2 million under the revolving credit facility. The acquisition resulted in goodwill of $18.5 million and was accounted for under the purchase method of accounting. The operating results of Charter from August 12, 2000 through September 29, 2000 have been included in the consolidated operating results for the third quarter.

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


The acquisition resulted in goodwill of $21.9 million and was accounted for under the purchase method of accounting. During the third quarter an additional $0.6 million payment was made as part of the final working capital purchase adjustment. The payment was financed under the Company's revolving credit facility.

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


The following unaudited pro forma information has been prepared assuming that the Stuart Clark, Wabash Valley, Pompeii and Charter Furniture acquisitions, as well as the going-private transaction occurred on January 1, 1999. Permitted pro forma adjustments include only the effects of events directly attributable to the transactions that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been in effect for the entire period presented.


    Nine months ended
(In thousands)                                September 29,      September 24,
                                                  2000               1999

Net sales                                      	$162,832          $165,690
Income before taxes                               10,257            9,211

Net income                                      $  4,598          $ 3,485
								=========         ========





6. Segment Information


The Company has three segments organized and managed based on the products sold.
 The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.



            Successor			Predecessor
            Company			Company

                       		   Three Months Ended
                 ------------------------- ----------------------
                                  Period from		Period from
			    September   August 27,     	July 1,
                      29, 2000    1999 to       	1999 to
					    September 24,  	August 26,
(In thousands)			       1999  		   1999

                      -------    --------   	     --------
Revenues:
Casual Products       $26,575     $ 6,667     		$11,804
Contract seating
 products              18,218       7,395      		 10,518
Ready to assemble
 products			2,157		1,040			  2,723
		          -------     -------   		--------
   Total Revenues     $46,950     $15,102      		 $25,045
			    -------     ------- 		--------





                  Successor			Predecessor
                  Company			Company

                       		   Three Months Ended
                 ------------------------- ----------------------
                                  Period from		Period from
			    September   August 27,     	July 1,
                      29, 2000    1999 to       	1999 to
					    September 24,  	August 26,
(In thousands)			       1999  		   1999

                      -------    --------   	     --------
Segment Gross Profit:
Casual Products       $11,429     $ 2,889     		$ 5,553
Contract seating
 products               6,476       2,601      		  3,501
Ready to assemble
 products			  385		  187			    697
		          -------     -------   		--------
   Total segment      $18,290     $ 5,677      		$ 9,751
			    -------     ------- 		--------
Gross Profit
 reconciling items:
Selling, general
  and administrative
  expenses              7,962       2,084      		 3,964
Amortization            1,765         739      		   238
				--------   --------         --------
   Operating income     8,563       2,854              5,549
Interest expense,net   	6,517       2,174                 29
                     --------    --------            --------
Income from
 continuing operations
 before income taxes    2,046         680              5,520
                      ========    ========            ========


                          See accompanying notes.




                     Successor			Predecessor
                     Company			Company

                       		   Nine Months Ended
                 ------------------------- ----------------------
                                  Period from		Period from
			    September   August 27,     	January 1,
                      29, 2000    1999 to       	1999 to
					    September 24,  	August 26,
(In thousands)			       1999  		   1999

                      -------    --------   	     --------
Revenues:
Casual Products      $ 86,305     $ 6,667     	     $ 51,443
Contract seating
 products              48,438       7,395      		 44,090
Ready to assemble
 Products			8,985		1,040			 10,101
		          -------     -------   		--------
   Total Revenues    $143,728     $15,102      	     $105,634
			    -------     ------- 		--------






                   Successor			Predecessor
                   Company			Company

                       		   Nine Months Ended
                 ------------------------- ----------------------
                                  Period from		Period from
			    September   August 27,     	January 1,
                      29, 2000    1999 to       	1999 to
					    September 24,  	August 26,
(In thousands)			       1999  		   1999

                      -------    --------   	     --------
Segment Gross Profit:
Casual Products       $39,086     $ 2,889     	      $24,581
Contract seating
 products              17,693       2,601      		 15,310
Ready to assemble
 Products		      1,757		  187			  2,435
		          -------     -------   		--------
   Total segment      $58,536     $ 5,677      		$42,326
			    -------     ------- 		--------
Gross Profit
 reconciling items:
Selling, general
  and administrative
  expenses             23,482       2,084      		 17,234
Amortization            5,026         739      		    872
			    -------     --------            --------
   Operating income    30,028       2,854              24,220
Interest expense,net   19,898       2,174                 106
                      -------     --------            --------
Income from
 continuing operations
 before income
 taxes  		    $10,130         680             $24,114
                      ========    ========            ========


                          See accompanying notes.




(In thousands)                                September 29,   December 31,
                                                  2000           1999
                                                --------       --------
SEGMENT ASSETS:
Casual products                                 $107,811        $71,079
Contract seating products                         50,047         24,156
Ready to assemble products                         7,171          7,379
                                                 -------        -------
   Total                                         165,029        102,614
Reconciling items:
Corporate                                        194,303        205,448
                                                 -------        -------
Total consolidated assets                       $359,332       $308,062
                                                 =======        =======



Management's Discussion and Analysis of Financial Condition
And Results of Operations

General

We design, manufacture and distribute three principal product lines: casual furniture designed for residential, commercial and institutional use; seating products designed for commercial and institutional use; and ready-to-assemble furniture designed for household use.

We market our casual furniture products, consisting principally of medium to upper-end casual indoor and outdoor furniture, under the Winston, Texacraft, Tropic Craft, Pompeii and Wabash brand names. We currently manufacture and sell over 25 separate style collections of casual furniture products that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges and accessory pieces such as ottomans, cocktail tables, end tables, tea carts and umbrellas constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass.

Our seating products are marketed under the Loewenstein, Lodging By Loewenstein, Stuart Clark and Charter brand names with models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas and stools.

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

The Company purchased Pompeii in July 1999. The acquisition was accounted for under the purchase method of accounting and accordingly, the operating results of Pompeii have been included in the consolidated operating results since their respective dates of acquisition (See Note 5 to the unaudited financial statements).

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

The Company purchased Wabash Valley Manufacturing and Stuart Clark in March 2000 and June 2000, respectively. In addition, Charter Furniture was purchased in August of 2000. These acquisitions were accounted for under the purchase method of accounting and accordingly, the operating results of Wabash Valley Manufacturing, Stuart Clark and Charter Furniture have been included in the consolidated operating results since their respective dates of acquisition (See
 Note 5 to the unaudited financial statements).


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages). This table combines the predecessor company period ended August 26, 1999 with the successor company period ended September 24, 1999 for purposes of the discussion of period ended September 24, 1999 results:



                               Three Months Ended
                   ------------------------------------------------
                      September 29, 2000       September 24, 1999
                   ------------------------ -----------------------
                    Net    Gross   Gross     Net     Gross  Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $26,575  $11,429  43.0%  $18,471  $8,442  45.7%
Contract seating    18,218    6,476  35.5%   17,913   6,102  34.1%
RTA                  2,157      385  17.8%    3,763     884  23.5%
                   -------  -------         -------  ------
Total              $46,950  $18,290  39.0%  $40,147 $15,428  38.4%
                   =======  =======         ======= =======



                                   Nine Months Ended
                   ------------------------------------------------
      September 29, 2000       September 24, 1999
                   ------------------------ -----------------------
                      Net    Gross   Gross     Net     Gross  Gross
                     Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $86,305  $39,086  45.3%  $58,110 $27,470  47.3%
Contract seating    48,438   17,693  36.5%   51,485  17,911  34.8%
RTA                  8,985    1,757  19.6%   11,141   2,622  23.5%
                   -------  -------         -------  ------
Total             $143,728  $58,536  40.7% $120,736 $48,003  39.8%
                   =======  =======         ======= =======




The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales. This table combines the predecessor company period ended August 26, 1999 with the successor company period ended September 24, 1999 for purposes of the discussion of period ended September 24, 1999 results:


                             Three Months Ended       Nine Months Ended
                             ------------------     -------------------
                             Sep. 29,   Sep. 24,    Sep. 29,   Sep. 24,
                               2000       1999        2000       1999
                             --------   --------    --------   --------
Gross margin                   39.0%      38.4%       40.7%      39.8%
Selling, general and
   administrative expense      17.0%      15.1%       16.3%      16.0%
Amortization                    3.8%       2.4%        3.5%       1.4%
Operating income               18.2%      20.9%       20.9%      22.4%
Interest expense, net          13.9%       5.5%       13.8%       1.9%
Income before income taxes      4.4%      15.4%        7.0%      20.5%
Net income                      1.9%       7.0%        3.9%      11.9%
EBITDA  				 23.3%	24.4%       25.5%      24.7%



Comparison of Three Months Ended September 29, 2000 and September 24, 1999

"Net Sales"
 WinsLoew's consolidated net sales for the third quarter of 2000, $46.9 million, increased $6.8 million or 16.9 % from $40.1 million in the third quarter 1999.

Casual product line sales decreased by 5.0% from the third quarter of 1999 excluding the effect of the Pompeii and Wabash acquisitions. When including the acquisition of Pompeii and Wabash, casual sales increased 43.9% during the third quarter of 2000 when compared to the third quarter of 1999. Management believes that higher interest rates have slowed new construction, thereby negatively impacting that segment of the casual business affiliated with contract customers.

Sales in the contract seating product line, excluding the effect of the Stuart
 Clark and Charter acquisition, for the third quarter decreased by 16.2% when compared to the same period in 1999. When including the Stuart Clark and Charter acquisition's contract sales increased 1.7% during the third quarter of 2000 when compared to the third quarter of 1999. This performance in seating reflects the continued softness in the lodging market. The lodging market is closely tied to new construction and refurbishing projects, both of which are negatively impacted by higher interest rates.

The RTA product line experienced a sales decrease of 42.7% during the third quarter over the comparable period in 1999 as major customers reduced inventories in response to increased carrying costs.

"Gross Margin".
Consolidated gross margin was 39.0% in the third quarter of 2000, compared to
  38.4% in the third quarter of 1999. Gross margins in the casual product line decreased from 45.7 % in the third quarter of 1999 to 43.0% during the third quarter of 2000, due to the product mix primarily associated with the Wabash acquisition and to a lesser extent, the Pompeii acquisition.

The gross margin for contract seating improved to 35.5% in the third quarter of 2000, compared to 34.1% in the third quarter of 1999, due to improved raw material pricing, favorable sales mix and cost containment measures. Gross margins in the RTA product line decreased from 23.5% in the third quarter of
1999 to 17.8% during the third quarter of 2000 reflecting the decrease in sales volume.



"Selling, General and Administrative Expenses".
 Selling, general and administrative expenses increased $1.9 million in the third quarter of 2000, compared to the third quarter of 1999. This increase is attributable to the Pompeii, Wabash, Stuart Clark and Charter acquisitions. These incremental expenses related to acquisitions were partially offset by decreases in volume related expenses.


"Amortization".
 Amortization expense increased $0.8 million in the third quarter of 2000, compared to the third quarter of 1999, due to amortization associated with the Pompeii, Wabash, Stuart Clark and Charter acquisitions as well as the going-
private transaction.

"Operating Income".
 As a result of the above, operating income increased by $0.2 million, to $8.6 million (18.2% of net sales) in the third quarter of 2000, compared to $8.4 million (20.9% of net sales) in the third quarter of 1999.


"Interest Expense".
 Interest expense increased by $4.3 million in the third quarter of 2000, compared to the third quarter of 1999. The increase is the result of additional debt associated with acquisitions and the going private transaction.




"Provision for Income Taxes".
 The Company's effective tax rate from continuing operations for the third quarter of 2000 was 55.3% compared to 54.4% for the third quarter of 1999. The effective tax rate is greater than the federal statutory rate due primarily to the effect of state income taxes and non-deductible goodwill amortization.




Comparison of Nine Months Ended September 29, 2000 and September 24, 1999

Net Sales: WinsLoew's consolidated net sales for the first nine months of 2000, $143.7 million, increased $23.0 million, or 19.0%, from $120.7 million in the first nine months of 1999.



Casual product line sales increased by 5.8% in the first nine months of 2000, compared to the first nine months of 1999 excluding the effect of the Pompeii and Wabash acquisitions. When including the acquisitions of Pompeii and Wabash casual sales increased 48.5% during the first nine months of 2000 when compared to the same period of 1999. Management believes that this increase in demand is primarily due to the Company's emphasis on quality, leading the industry through innovative designs and providing customer flexibility with its delivery program during the short casual retail season.



Sales in the contract seating product line, for the first nine months of 2000, excluding the effect of the Stuart Clark and Charter acquisitions, decreased by 12.5% when compared to the first nine months of 1999. When including the Stuart Clark and Charter acquisitions, contract sales decreased 5.9% during the first nine months of 2000 when compared to the same period of 1999. This performance in seating reflects the general softness in the lodging market. The lodging market is closely tied to new construction and refurbishing projects, both of which are negatively impacted by higher interest rates.

The RTA product line experienced a sales decrease of 19.4% during the first nine months of 2000, when compared to the comparable prior year period due to major customers reducing inventories.

Gross Margin:	Consolidated gross margin was 40.7% in the first nine months of 2000, compared to 39.8% in the first nine months of 1999. The casual product line gross margin decreased to 45.3% during the first nine months of 2000 compared to 47.3% in the same period of 1999, due to the product mix resulting from the Pompeii and Wabash acquisitions. The gross margin for contract seating products improved to 36.5% in the first nine months of 2000 compared to 34.8% in the first nine months of 1999 due to favorable product mix and cost reduction initiatives. The RTA product line gross margin decreased to 19.6% in the first three quarters of 2000 compared to 23.5% in the first three quarters of 1999, as a result of sales volume decrease.

Selling, General and Administrative Expenses:	SG&A expenses increased $4.2
million in the first nine months of 2000, compared to SG&A expense of $19.3 million in the first nine months of 1999. The increase was primarily the result of incremental expenditures associated with acquisitions. These additional expenses were partially offset through a combination of cost reduction measures and decreases in volume related expenses.


Operating Income: As a result of the above, operating income increased by $2.9 million, to $30.0 million (20.9% of net sales) in the first nine months of 2000 compared to $27.1 million (22.4% of net sales) in the first nine months of 1999.

Interest Expense: The Company's interest expense increased $17.6 million in the first nine months of 2000, compared to the first nine months of 1999, primarily due to increased debt service associated with the going-private transaction and acquisitions.


Provision for Income Taxes:	The Company's effective tax rate for the first
nine months of 2000 was 55.4% compared to 42.1% for the first nine months of 1999. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.


Seasonality and Quarterly Information

The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, and interest rate levels and credit availability.




Sales of casual products are typically higher in the third and fourth quarters of each year, primarily as a result of: (1) high retail demand for casual furniture in the third quarter, preceding the summer months, and (2) the impact of special sales programs on fourth quarter sales. The Company's casual product sales will also be affected by weather conditions during the peak retail-selling season with a resulting impact on consumer purchases of outdoor furniture products.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 29, 2000, the Company had $23.1 million of working capital and $15.7 million of unused and available funds under its revolving credit facility.

"Cash Flows from Operating Activities". Cash provided by operating activities was $19.9 million and $30.7 million for the first nine months of 2000 and 1999 respectively. The primary reason for the decrease is interest payments on debt incurred with the going-private transaction.

"Cash Flows from Investing Activities". Cash used in investing activities was $62.3 million and $298.8 million for the first nine months of 2000 and 1999 respectively. The difference is primarily due to the going-private transaction in August 1999 with increased acquisitions and capital expenditures in 2000.


"Cash Flows From Financing Activities". Net cash provided by financing activities during the first nine moths of 2000 was $42.6 million compared to net cash provided by financing activities of $268.4 million in the first nine months of 1999. In the first nine months of 2000 cash was primarily provided by a revolving credit line, an acquisition line and issuance of the Company's common stock in support of acquisitions. For the comparable period of 1999 cash was primarily provided by proceeds borrowings under the Company's senior credit facility and the issuance of units consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase shares of its common stock.


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

The Company elected to hedge a portion of its exposure to purchases made in 2000 and the first quarter of 2001 by entering into foreign currency forward contracts with a value of $3.9 million, of which $1.5 million were outstanding and unsettled at September 29, 2000.

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



                                WINSLOEW FURNITURE,INC


                                     By:/s/ Bobby Tesney
   November 7, 2000                         Bobby Tesney
                                         President and Chief Executive Officer


   November 7, 2000   	             By:/s/ Vincent A.Tortorici, Jr.
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer