Form 10-K
period 2000-12-31
WINSLOEW FURNITURE INC
filed 2001-03-16
CIK 931814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended  December  31,2000 [] TRANSACTION  REPORT  PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

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

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 1, 2001 was 850,350.

INDEX TO ITEMS
                                                              Page
PART I

ITEM 1. Business                                               3
ITEM 2. Properties                                            18
ITEM 3. Legal Proceedings                                     19
ITEM 4. Submission of Matters to a Vote of Security
        Holders                                               20
PART II

ITEM 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                           21
ITEM 6. Selected Financial Data                               22
ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   25
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                          33
ITEM 8. Financial Statements and Supplementary Data           34
ITEM 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                   66
PART III

ITEM 10. Directors and Executive Officers of the
         Registrant                                           67
ITEM 11. Executive Compensation                               70
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management                                       75
ITEM 13. Certain Relationships and Related Transactions       77
PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                  80
Signatures                                                    85

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


GENERAL

We are a leading designer, manufacturer and distributor of a broad offering of casual indoor and outdoor furniture and contract and hospitality products. We also manufacture certain ready-to-assemble furniture products. Our casual furniture includes chairs, chaise lounges, tables, umbrellas and related accessories, which are generally constructed from aluminum, wrought iron, wood or fiberglass. In addition, our casual line includes a variety of tables, chairs, benches and swings for the site amenity market. Our seating products include wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options. All of our casual furniture, excluding Wabash, and contract and hospitality products are manufactured pursuant to customer orders. We sell our furniture products to the residential market and to the contract and hospitality market, consisting of commercial and institutional users.

Business

We market our casual furniture products to the residential market under the Winston and Pompeii brand names through approximately 25 independent sales representatives to over 800 active customers, which are primarily specialty patio furniture stores located throughout the United States. We also market a broad line of casual furniture products in the contract markets under the Texacraft, Tropic Craft and Pompeii brand names, primarily through our in-house sales force, to lodging and restaurant chains, country clubs, apartment developers and property management firms, architectural design firms, municipalities and other commercial and institutional users. In addition, we market a variety of products under Wabash brand name. These products are targeted at educational facilities, municipality and recreation centers, hotels and motels and other institutional and corporate users.

We market our seating products to a broad customer base in the contract and hospitality market under the Loewenstein, Lodging By Loewenstein, Stuart Clark and Charter brand names through approximately 24 regional independent sales organizations. Our customers include lodging and restaurant chains, architectural design firms, professional sports complexes, schools, healthcare facilities, office furniture dealers, retail store planners and other commercial and institutional users in the contract and hospitality market. We manufacture over 300 distinct models of seating products ranging from traditional to contemporary styles of chairs, as well as reception area love seats, sofas and stools. We design, assemble and finish our seating products with component parts from a variety of suppliers, including a number of Italian manufacturers.

Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core casual furniture and seating businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering in the casual segment that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets; Pompeii, a manufacturer of upper-end casual furniture sold into both the residential and contract markets and Wabash Valley, a manufacturer of site amenities products in the institutional and corporate markets. Our balanced approach to growth has also resulted in acquisitions to complement our seating segment. These acquisitions included Stuart Clark and Charter, both of which manufacture upholstered furniture for the hospitality industry. We also continue to operate under a strategic plan to enhance operating efficiencies and controls and improve our market position.

We were incorporated in the state of Florida on September 23, 1994. Our principal executive offices are located at 160 Village Street, Birmingham, Alabama 35242, and our telephone number is (205) 408-7600.


History

We were formed in December 1994 through the merger of Winston Furniture Company, Inc., a designer, manufacturer and distributor of casual furniture for both the residential and contract and hospitality markets, and Loewenstein Furniture Group, Inc., a manufacturer of seating products for the contract and hospitality markets and of ready-to-assemble furniture products, with and into WinsLoew Furniture, Inc., a newly-formed corporation that was organized for the purpose of the merger. Prior to that merger, Winston and Loewenstein were publicly held corporations whose common stock traded on the NASDAQ National Market. From December 1994 through August 1999, we were a publicly held corporation, and our common stock traded on the NASDAQ National Market.

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

Recent Developments

Purchase of Wabash. In March 2000, we acquired all of the stock of Wabash Valley Manufacturing, a manufacturer of site amenity furniture sold into the institutional and corporate markets. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment from the sellers and Trivest Furniture, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $22.5 million and was accounted for under the purchase method of accounting. The operating results of Wabash have been included in our historical consolidated operating results only since the date of the acquisition.


Purchase of Stuart Clark. On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid price point upholstered furniture for the hospitality industry. The purchase price of approximately $3.1 million was paid in cash and financed with $0.3 million of equity investment from the sellers and borrowings of $2.8 million under the Company's revolving credit facility. The assets and operations of Stuart Clark were merged into our existing seating facility in Liberty, North Carolina. The acquisition resulted in goodwill of approximately $2.8 million and was accounted for under the purchase method of accounting. The operating results of Stuart Clark have been included in the consolidated operating results since the date of acquisition.

Purchase of Charter Furniture. On August 11, 2000 the Company purchased all of the stock of Charter Furniture. Charter provides high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment and $15.2 million under the revolving credit facility. The acquisition resulted in goodwill of $18.7 million and was accounted for under the purchase method of accounting. The operating results of Charter have been included in the consolidated operating results since the date of acquisition.



COMPETITIVE STRENGTHS

We believe that we have achieved our leading market position by capitalizing on the following key competitive strengths.

Reputation for Producing High Quality Products. Our reputation for providing customers with high quality products is built upon our use of superior structural designs, aesthetic styling, sophisticated manufacturing techniques and strict quality control standards. Our dedication to quality begins with a customer-oriented design process that is based upon independent market research and the involvement of senior management, independent designers, sales representatives, dealers, our engineering department and suppliers. We also employ a number of sophisticated manufacturing processes that increase the quality of our products and differentiate them from those of our competitors. For example, we use an electrostatically applied ultraviolet cured wood finishing system that produces one of the most consistent, durable and vibrant finishes in the industry. Further, to ensure that only the highest quality products are shipped to our customers, we have established numerous checkpoints where the quality of all of the products is examined during the manufacturing process. Our focus on quality is evidenced by our low level of actual warranty claims. Our reputation for producing high quality products is further evidenced by our receipt of the Casual Furniture Retailer Association's prestigious "Manufacturer's Leadership Award" four times,most recently for 2000, and being recognized as a finalist every year since the award was first given in 1990. The criteria for this award include quality, design, merchandising, customer service and ethics.

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

BUSINESS STRATEGY

Our strategic objective is to further enhance our leading market position in the residential and contract and hospitality furniture markets. We plan on achieving this objective through the continued implementation of the following strategies:

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

Selectively Pursue Complementary Acquisitions. We continually review acquisition opportunities that augment or complement our existing operations or provide entry into new geographic markets. We also seek to improve the efficiency of our recent acquisitions by reducing overhead, leveraging sales and distribution, achieving raw material purchasing savings and improving manufacturing operations. Tropic Craft for example, which was acquired in 1998, provided us with an increased presence in the contract market for casual furniture. Pompeii, which we acquired on July 30, 1999, provides us with a leading brand in the upper end of the casual furniture market and a significant opportunity to achieve operating efficiencies. In addition, the acquisitions of Wabash, Stuart Clark and Charter Furniture in 2000, have broadened our product offering and placed us in a position to service all price points in the lodging market.

PRODUCTS AND MARKETS

We design, manufacture and distribute three principal product lines: casual furniture designed for residential, commercial and institutional use; seating products designed for commercial and institutional use; and ready-to-assemble furniture designed for household use. For the year ending December 31, 2000, our casual, seating and ready-to-assemble furniture products accounted for 57.2%, 36.8% and 6.0%, respectively, of our net sales. The following is a summary of our principal products, customers and markets:


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

Pompeii     Casual indoor and outdoor        Specialty patio stores,fine
            furniture, including chairs,     furniture stores, design
            chaise lounges,tables,umbrellas  showrooms and residential
            and related accessories,         designers in the residential
            constructed of extruded and      market; and architectural
            tubular aluminum.                design firms, commercial
                                             design firms and specifiers
                                             and purchasing agents in the
                                             contract market.

Wabash      Site amenity products            Educational facilities,municipality
            including:tables,chairs,         and recreation centers,hotels,
            benches, swings and related      motels and other institutional
            accessories constructed of       and corporate users.
            sheet steel or expanded
            steel mesh that is
            coated with heat fused
            plastisol.


Loewenstein   Contemporary to traditional     Lodging and restaurant chains,
              seating products, such as wood  architectural design firms,
              metal and upholstered chairs,   sports facilities,schools,
              sofas and loveseats.            healthcare facilitites,office
                                              furniture dealers,retail store
                                              planners and other commercial and
                                              institutional users in the
                                              contract and hospitality market.

Charter,     Custom and semi-custom           Hotel and other
Lodging By   upholstered furnishings such     hospitality markets.
Loewenstein, as,sofas, benches, chaises,
Stuart Clark chairs, lounge chairs and
             ottomans.



Southern      Ready to assemble furniture      Mass Merchandisers and
Wood          products, such as book shelves,  catalog wholesalers.
Products      entertainment centers,coffee
              tables,end tables, computer
              stations and wall units,
              as well as case goods, such as
              chest of drawers,changing towers
              and hutches, all of which are
              constructed of wood.



We market our casual furniture products, consisting principally of medium to upper-end casual indoor and outdoor furniture, under the Winston, Texacraft, Tropic Craft and Pompeii brand names. We currently manufacture and sell over 25 separate style collections of casual furniture products that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges and accessory pieces such as ottomans, cocktail tables, end tables, tea carts and umbrellas constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. We offer chairs with glider action, adjustable positions and rocking and swivel motions, as well as a selection of restaurant and indoor and outdoor seating. Our casual seating products feature cushions and vinyl strapping in a variety of colors and patterns. All of our casual furniture products feature a durable painted finish, which is also offered in a wide selection of colors. The suggested retail prices for a residential table and four chairs currently range from approximately $700 to $5,000. Our casual furniture is generally used by residential customers indoors and on patios, decks and poolsides, while our contract customers generally use our products in restaurants and lodging, as well as for outdoor purposes.

Our casual segment also includes site amenity products under the Wabash Valley brand name. The Wabash product line includes a wide variety of tables, chairs, benches and swings as well as accessory items such as tree grates, basket trucks, bike loops, planters, ash urns, and litter receptacles. All of these products are constructed of either expanded steel mesh, welded wire or sheet steel, which provide the highest degree of strength and durability. Components are covered with a 1/4" of homogeneous heat fused plastisol or in the case of framework, a baked-on polyester dry powder, which provides a superior coating and appearance. Our amenity products are generally used by governmental, healthcare, educational, recreational and corporate customers.

Our seating products are marketed under the Loewenstein, Lodging By Loewenstein, Stuart Clark and Charter brand names and include over 300 distinct models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas, ottomans, chaises and stools. We assemble wood frames and finish them with one of our numerous standard colors or, if requested, to the customer's specification. Our metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. We maintain an inventory of unassembled chair components that enables us to respond quickly to large quantity orders in a variety of finish and fabric combinations. Our seating products have a number of commercial and institutional uses, including seating for in-room lodging and common areas, stadium luxury skyboxes, restaurants, lounges and classrooms. We have excellent and in many instances long-term relationships with our diverse customer base, which includes, for example, Marriott International. Moreover, we entered into a three year contract with Marriott, effective January 1, 1999, under which we are a preferred supplier of upholstered seating products for certain of its affiliates, including Marriott's Lodging, Senior Living Services and Marketplace businesses, as well as Host Marriott Services Corporation. We also provide seating for various retailers, as well as commercial and institutional construction projects, such as professional sports stadiums and arenas.



We sell our ready-to-assemble products under the Southern Wood Products brand name to mass merchandisers and catalog wholesalers. Our ready-to-assemble products include promotionally priced traditional ready-to-assemble "flatline" and "spindle" furniture and a new line of fully assembled case goods furniture products designed for household use. "Flatline" products include ready-to-assemble items that are constructed of flat pieces of wood, such as book shelves, entertainment and computer centers and tape storage units. Our "spindle" products include ready-to-assemble items that are constructed of flat pieces of wood connected by decorative joints and brackets, such as coffee tables, end tables, wall units and rolling carts. Case goods products include fully assembled four drawer chests and three-drawer chest and changing towers, with an optional hutch.




MANUFACTURING

We produce our products at nine manufacturing facilities located throughout the United States. See " Properties." We have tailored our manufacturing processes to each business to maximize efficiencies, create high quality products and maintain operating flexibility. Our casual furniture facilities are vertically integrated - we manufacture our residential and contract casual furniture products from basic raw materials such as aluminum rod and fabric. In contrast, our seating facilities take advantage of outsourcing opportunities - we assemble our seating products from wood components received from our Italian and other suppliers. In both cases, we maintain flexible manufacturing processes that enable us to:

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

Casual Furniture

In the manufacturing process for our residential and contract casual furniture products, we cut extruded aluminum tubes to size and shape or bend them in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding. After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. We then add vinyl strapping, cushions, fabric slings, or other accessories to the finished frame, as appropriate. We then package the product with umbrellas, tempered glass and other accessories, as applicable, and ship it to the customer.

We believe that we manufacture the highest quality aluminum casual furniture in our price range. Unlike manufacturers of lower-end products that rivet or bolt major frame components, we weld the major frame components of our aluminum furniture, thereby increasing the durability and enhancing the appearance of the aluminum product line. Our state-of-the-art powder coated painting process results in an attractive and durable finish. To ensure that only the highest quality products are shipped to customers, our quality control department has established numerous checkpoints where the quality of all of our aluminum products is examined during the manufacturing process. These processes allow us to offer a fifteen-year frame and finish guarantee on all of our aluminum products for residential use beginning with our 200-01 season.

Wabash Valley acts as designer, manufacturer and finisher of all our site amenity products. The fabrication process includes cutting, punching, forming, bending, sawing, welding and grinding. We have invested heavily in our fabrication capabilities in the past few years, with focus in CNC technology. This includes a roll forming line, robotic welding, CNC plasma, CNC punching and cutting as well as CNC tube bending. All CNC equipment instructions are downloaded from our on-site drafting and engineering department.

All fabricated weldments enter into a grinding area for inspection and deburring. After this process is completed the parts enter a wash, rinse and prime cycle. Upon exiting this phase of the manufacturing process the parts flow either to powder coating booths or our plastisol dip tanks. Throughout the manufacturing process all parts and components are carefully inspected to ensure the highest degree of quality. This commitment to quality allows us to offer a five-year limited warranty, which we believe to be one of the most comprehensive in the industry.

Contract and Hospitality (Designated as "Seating" in previous filings)

We assemble most of our contract and hospitality products to order, but do not generally have the same level of vertical integration as is present in the manufacture of our casual product lines. Instead, we purchase component parts from a variety of suppliers, including a number of Italian suppliers. We utilize these component parts because they enable us to offer sturdy and aesthetically appealing products, which incorporate unique designs and sophisticated manufacturing techniques that are generally unavailable or are not cost effective in the United States. The principal elements of wood chair assembly include:

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

Ready-to-Assemble Furniture

For the manufacture of our ready-to-assemble products, which include "spindle," "flatline" and case goods products, we use high-density particleboard, which we laminate with a variety of wood grains and solid colors. For our "spindle" products, we turn, stain and lacquer all of the spindles and then individually box the products with spindles and board, along with any necessary hardware and assembly instructions. For our "flatline" products we individually box the cut laminated particleboard, along with necessary hardware and assembly instructions. For our case goods products, the edges of the cut laminated particleboard may be "soft formed" for aesthetic value. We then assemble the unit using glue, screws and hardware, such as self-closing drawer runners, on all units.

Manufacturing Capacity

Management believes that the Company's manufacturing facilities in the casual and contract and hospitality product lines are currently operating, in the aggregate, at approximately 75% of capacity, assuming a one-shift basis. Management considers the Company's present manufacturing capacity to be sufficient for the foreseeable future and believes that, by adding multiple shift operations, the Company can significantly increase the total capacity of its facilities to meet growing product demand with minimal additional capital expenditures. In addition, the Company engages in an ongoing maintenance and upgrading program, and considers its machinery and equipment to be in good condition and adequate for the purposes for which they are currently used.

In addition, to augment our casual furniture capabilities, in 1999 we purchased an additional 218,000 square foot facility in Haleyville, Alabama. This facility was retrofit for manufacturing capabilities and went on-line in 2000.

MARKETING AND SALES

We sell our products through both independent manufacturers representatives and internal sales staff. We sell our residential casual furniture through approximately 25 independent sales representatives and we sell our seating products through approximately 24 independent sales representatives. We have strong relationships with our independent sales personnel. We primarily use an internal sales staff to sell our casual furniture products into the contract market. Our site amenity and ready-to-assemble products are sold exclusively by independent sales representatives. Senior management is also involved in the sales process for all of our furniture products.

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

BACKLOG

As of December 31, 2000, our backlog of orders was approximately $23.4 million, compared to $21.6 million at December 31, 1999. Management, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Further, management does not consider backlog to be predictive of future sales activity because of our short manufacturing cycle and delivery time in both our casual and seating segments and, especially in the case of casual furniture, the seasonality of sales.



RAW MATERIAL AND SOURCING

Our principal raw materials consist of extruded aluminum tubes, expanded mesh steel, sheet and tube steel, woven vinyl fabrics, paint/finishing materials, vinyl strapping, cushion filler materials, cartons, glass table tops, component parts for seating, particle board and other lumber products and hardware. Although we have no long-term supply contracts, we generally maintain a number of sources for our raw materials and have not experienced any significant problems in obtaining adequate supplies for our operations. In addition, increases in the cost of our raw materials, such as fluctuations in the costs of aluminum, lumber and other raw materials have not historically had a material adverse effect on our results of operations because we are generally able to pass through such increases in raw material costs to our customers over time through price increases. We believe that our policy of maintaining several sources for most supplies and our large volume purchases contribute to our ability to obtain competitive pricing. Nevertheless, the market for aluminum is, from time to time, highly competitive, and its price, as a commodity, is subject to market conditions beyond our control. Accordingly, future price increases could have a material adverse effect on our business, financial condition, and results of operations or prospects.

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

TRADEMARKS AND PATENTS

We have registered the Winston, Loewenstein, Pompeii, Southern Wood
Products and Wabash Valley trademarks with the United States Patent and Trademark Office. We believe that our trademark position is adequately protected in all markets in which we do business. We also believe that our various trade names are generally well recognized by dealers and distributors, and are associated with a high level of quality and value.

We hold several design and utility patents; however, it is no longer our policy to apply for design and utility patents, as we do not believe that they are of significance to our business.

EMPLOYEES

At December 31, 2000, we had approximately 1,523 full-time employees, of whom 124 were employed in management, 177 in sales, general, and administrative positions, and 1,222 in manufacturing, shipping, and warehouse positions.

The only employees subject to collective bargaining agreements are approximately 138 of our hourly employees in Haleyville, Alabama, who are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between WinsLoew and such union, which expires on July 31, 2001, provides that there shall be no strikes, slowdowns or lockouts. Management considers its employee relations to be good.

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

ITEM 2.  PROPERTIES
Properties


The following table provides information with respect to each of our properties:

                                                            Approx.
                                Square Leased or
Location               Primary Use                         Feet     Owned

Birmingham, AL ..   Corporate Headquarters                  9,800 Owned
Haleyville,AL ...   Casual furniture manuf. and offices     155,000 Owned
Haleyville, AL ..   Casual furniture and manufacturing      218,000 Owned
Haleyville, AL ..   Casual furniture warehouse              20,000 Owned
Haleyville, AL ..   Casual furniture sewing plant           30,000 Owned
Chicago, IL .....   Casual furniture merchandise showroom   12,000 Leased(1)
Miami, FL .......   Casual furniture manufacturing          3,608 Leased(2)
High Point, NC ..   Casual furniture showroom               6,000 Leased(3)
Houston, TX .....   Casual furniture manuf. and offices     89,500 Owned
Miami, FL .......   Casual furniture manuf. and offices     220,400 Leased(4)
Ocala, FL .......   Casual furniture manuf. and offices     49,000 Owned
Pompano Beach, FL   Seating manufacturing and offices       100,000 Owned
Pompano Beach, FL   Seating warehouse                       6,500 Leased(9)
Liberty, NC .....   Seating warehouse                       25,000 Leased(5)
Liberty, NC .....   Seating manufacturing and offices       126,000 Owned
Chicago,IL ......   Seating merchandise mart showroom       5,500 Leased(6)
Sparta, TN ......   Ready-to-assemble manuf. and offices    94,300 Owned
Sparta, TN ......   Ready-to-assemble manuf. and offices    63,300 Owned
Silver Lake, IN .   Amenities product manuf. and offices    240,000 Owned
El Monte, Ca ....   Seating manufacturing and offices       57,000 Leased(7)
El Monte, Ca ....   Seating manufacturing                   19,450 Leased(8)


(1)   Lease expires August 31, 2002

(2)   Lease expires July 31, 2008

(3)   Lease expires March 16, 2002

(4)   Lease expires August 1, 2009

(5)   Lease is month-to-month

(6)   Lease expires June 30, 2001

(7)   Lease expires December 31, 2001

(8)   Lease expires March 31, 2002

(9)   Lease expires August 31, 2001

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

The plaintiff filed an amended complaint on December 15, 1999 and another motion to dismiss was filed on behalf of all defendants on February 28, 2000. A hearing on the motion to dismiss was set for April 11, 2000. The court subsequently denied the Company's motion to dismiss and a status conference was scheduled for November 28, 2000.

On January 11,2001 the Honorable Thomas Woodall entered an order giving preliminary approval to a proposed settlement of this action. The proposed settlement provides for no additional benefit to be bestowed upon the class and possible payment by the Company of attorney fees in an amount not to exceed $575,000.00. A final hearing to approve the settlement is scheduled for April 24, 2001.



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


                                                   Year Ended December 31
                                      2000        1999       1998         1997        1996
 (In thousands)                    --------    --------    --------    --------     --------

Net sales .....................   $ 188,963   $ 162,139   $ 141,360   $ 122,145    $ 117,405
Cost of sales .................     110,941      96,384      87,232      79,431       78,029
                                  ---------   ---------   ---------   ---------    ---------
   Gross profit ...............      78,022      65,755      54,128      42,714       39,376

Selling, general and
 administrative expenses             30,063      25,674      23,124      21,427       21,472
Amortization ..................       6,957       3,321       1,122         992        1,444
                                  ---------   ---------   ---------   ---------    ---------
   Operating income ...........      41,002      36,760      29,882      20,295       16,460

Interest expense ..............      27,114       8,910         635       2,296        3,083
                                  ---------   ---------   ---------   ---------    ---------
Income from continuing
  operations before income
  taxes and
  extraordinary item ..........      13,888      27,850      29,247      17,999       13,377

Provision for income
  taxes .......................       7,151      11,339      10,947       6,838        4,843
                                  ---------   ---------   ---------   ---------    ---------
Income from continuing
  operations ..................       6,737      16,511      18,300      11,161        8,543

(Loss)from
  discontinued operations,
          net of taxes ........        --          --          --          (718)        (259)

Gain(loss)from sale of
 discontinued operations,
 net of taxes .................        --           755       2,031      (8,200)        --
                                  ---------   ---------   ---------   ---------    ---------
Net income ....................   $   6,737   $  17,266   $  20,331   $   2,243    $   8,284
                                  =========   =========   =========   =========    =========
    Other Financial Data

Depreciation and
   amortization ...............   $  10,561   $   4,845   $   2,618   $   2,643    $   2,979
Capital expenditures ..........       6,021       3,265         942         425        1,351
Ratio of earnings to
   fixed charges ..............        1.5x        3.9x       47.1x        8.8x         5.3x


Balance Sheet Data:                         Year Ended December 31

                        2000      1999      1998          1997       1996
                       --------   -------    --------     --------   --------
                                         (In thousands)

Working capital         $33,784   $26,721    $25,924      $29,937   $40,102
Total assets            367,622   308,062     84,553       80,414    99,950
Long-term debt(less
   current portion)     238,147   198,258      1,400       15,908    38,726
Total debt              242,172   201,958      1,447       16,423    40,681
Stockholder's equity     97,876    81,711     66,226       51,026    48,400

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This filing contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many of these statements by looking for words like "will," "should," "believes," "expects," "anticipates," "estimates," "intends," "may," "pro forma," or similar expressions used in this prospectus. These forward-looking statements are subject to assumptions, risks and uncertainties, including those relating to the following:

     o our level of leverage;

     o our ability to meet our debt service obligations;

     o the subordination of the registered notes to our senior indebtedness, which is secured by substantially all of our assets;

     o the restrictions imposed upon us by our indenture and our senior credit facility;

     o our ability to identify suitable acquisition opportunities and to finance, complete and integrate acquisitions;

     o the competitive and cyclical nature of the furniture manufacturing industry; and

     o general domestic and global economic conditions.

    Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this filing.

    We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.

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

The merger resulted in a significant increase in net goodwill and debt recorded in WinsLoew's financial statements. The increases resulted in materially higher charges for amortization and interest after August 27, 1999.

GENERAL

WinsLoew is a leading designer, manufacturer and distributor of a broad offering of casual indoor and outdoor furniture, site amenities and seating products. Our casual furniture includes chairs, chaise lounges, tables, umbrellas and related accessories which are generally constructed from aluminum, wrought iron, wood, or fiberglass. Our site amenity product line, which is part of our casual segment, includes tables, chairs, benches, swings and complimentary items constructed from steel sheet, expanded mesh and steel tubing. Our seating products include wood, metal and upholstered chairs, sofas and loveseats that are offered in a wide variety of finish and fabric options. All of our casual and seating products are manufactured pursuant to customer orders. We sell our furniture products to the residential market and to the contract and hospitality market consisting of commercial and institutional users.

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

 Purchase of Tropic Craft. In June 1998, we purchased all of the stock of Tropic Craft, a designer and manufacturer of casual furniture sold into the contract markets, for $9.3 million in cash. In addition, the seller is entitled to receive aggregate contingent purchase price payments of up to $1.0 million upon achievement of targeted earning performance with respect to the years ending June 30, 1999 and June 30, 2000. During 1999 and 2000 we made payments of $500,000 against this contingency agreement. The acquisition resulted in goodwill of $6.9 million. Funds for the acquisition were provided under our existing credit facility. We accounted for the acquisition under the purchase method and, accordingly, the operating results of Tropic Craft have been included in our historical consolidated operating results only since the date of acquisition.



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

Purchase of Wabash. In March 2000, we acquired all of the stock of Wabash Valley Manufacturing, a manufacturer of site amenities furniture sold into the institutional and corporate markets. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment from the sellers and Trivest Furniture, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $22.5 million and was accounted for under the purchase method of accounting. The operating results of Wabash have been included in our historical consolidated operating results only since the date of the acquisition.


Purchase of Stuart Clark.On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid price point upholstered furniture for the hospitality industry. The purchase price of approximately $3.1 million was paid in cash and financed with $0.3 million of equity investment from the sellers and borrowings of $2.8 million under the Company's revolving credit facility. The assets and operations of Stuart Clark were merged into our existing seating facility in Liberty, North Carolina. The acquisition resulted in goodwill of approximately $2.8 million and was accounted for under the purchase method of accounting. The operating results of Stuart Clark have been included in the consolidated operating results since the date of acquisition.


Purchase of Charter Furniture. On August 11, 2000 the Company purchased all of the stock of Charter Furniture. Charter provides high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment from the sellers and Trivest Furniture and $15.2 million under the revolving credit facility. The acquisition resulted in goodwill of $18.7 million and was accounted for under the purchase method of accounting. The operating results of Charter have been included in the consolidated operating results since the date of acquisition.

RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 2000, 1999 and 1998 for each of the Company's product lines (in thousands, except for percentages): This table combines the predecessor company period ended August 26, 1999 with the successor company period ended December 31, 1999 for purposes of the discussion of year-end December 31, 1999 results:



          2000                       1999                      1998
 -------------------------------------------------------------------------------
    Net      Gross    Gross       Net    Gross   Gross      Net    Gross   Gross
   Sales    Profit   Margin      Sales  Profit  Margin     Sales  Profit  Margin
  ------------------------------------------------------------------------------

Casual furniture
  $108,050  $49,949   46.2%    $74,586  $36,526 49.0%    $59,733 $28,227  47.3%
Contract and hospitality
   69,458   26,027    37.5%     72,346   25,704 35.5%      69,938  23,439  33.5%
RTA
   11,455    2,046    17.9%     15,207    3,525 23.2%      11,689   2,462  21.1%
--------   ------              -------  ------           -------   ------
 $188,963  $78,022    41.3%    $162,139 $65,755 40.6%    $141,360 $54,128  38.3%



  The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales. This table combines the predecessor company period ended August 26, 1999 with the successor company period ended December 31, 1999 for purposes of the discussion of year-end December 31, 1999 results:


                               For the Years Ended December 31,
                          2000              1999             1998

Gross profit              41.3%             40.6%            38.3%

Selling,general           15.9%             15.8%            16.4%
  and admin expenses

Amortization               3.7%              2.0%             0.8%

Operating income          21.7%             22.8%            21.1%

Interest expense          14.3%              5.5%             0.4%

Provision for
  income taxes             3.8%              7.3%             7.7%

Income from
  continuing operations    3.6%             10.2%             13.0%

Gain from sale
 of discontinued
 operations,net of tax     --                0.5%              1.4%

Net income                 3.6%             10.7%             14.4%

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999


Net Sales. WinsLoew's consolidated net sales for 2000 increased $26.8 million or 16.5% to $189.0 million, compared to $162.1 million in 1999. Casual product line sales increased by 5.3% from 1999 net of the effect of the Wabash acquisition and adjusted for the effect of the Pompeii acquisition. When including the acquisitions of Pompeii and Wabash, casual sales increased 44.9% over 1999. Management believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract and hospitality product line experienced a sales decrease, net of the acquisitions of Stuart Clark and Charter, of 16.6% resulting from softness in the lodging market. Specifically, sales to contract and hospitality customers, were down approximately $7 million from 1999.When including the acquisitions of Stuart Clark and Charter, contract and hospitality sales decreased 4.0% from 1999. The RTA product line experienced a sales decrease of 24.7% due to inventory reduction and credit tightening/catalog reductions at major customers.

Gross Profit. Consolidated gross profit increased $12.3 million in 2000 to $78.0 million compared to $65.8 million in 1999. The casual product line experienced lower gross margins in 2000, resulting from the inclusion of Pompeii for all of 2000 as well as the Wabash acquisition in 2000. The seating product line experienced improved gross margins as a result of favorable product mix and improved operating efficiencies. Finally, the RTA product line experienced decreased gross profits in 2000 due to lower overhead absorption driven by lower volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.4 million in 2000, compared to 1999, due to acquisitions. When removing the impact of acquisitions, S, G & A expenses decreased by $2.7 million from 1999 as a result of commission expense and other variable costs related to the decreased sales volume in 2000, as well as targeted reductions in administrative overhead.

Amortization. Amortization expense increased $3.6 million in 2000, compared to 1999, due to a full year of amortization of goodwill in 2000 related to the Pompeii acquisition and the going-private transaction, both of which occurred in 1999. In addition, incremental amortization of intangibles was recorded in 2000 as a result of the Wabash, Stuart Clark and Charter acquisitions. Amortization related to goodwill recorded as a result of the going-private transaction totaled $1.6 million for the period from August 27, 1999 to December 31, 1999, compared to $4.7 million in 2000.

Operating Income. As a result of the above, we recorded operating income of $41.0 million (21.7% of net sales) in 2000, compared to operating income of $36.8 million (22.7% of net sales) in 1999.

Interest Expense. Our interest expense increased $18.2 million in 2000, compared to 1999. The primary reason for the increase is the impact of debt service related to the going-private transaction, for all of 2000. ( see Note 1 to the Notes to Consolidated Financial Statements ). In addition, the Company has increased its debt by $40.2 million from December 31, 1999 primarily as a result acquisitions and capital expenditures.


Provision for Income Taxes. The effective tax rate from continuing operations of 51.5% in 2000 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. Our effective tax rate from continuing operations of 40.6% in 1999 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The increase in the effective tax rate over 1999 is due to the non-deductible goodwill related to the going-private transaction.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Net Sales. WinsLoew's consolidated net sales for 1999 increased $20.7 million or 14.6% to $162.1 million, compared to $141.4 million in 1998. Casual product line sales increased by 14.9% from 1998 net of the effect of the Pompeii acquisition. When including the acquisition of Pompeii, casual sales increased 24.9% over 1998. Management believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract and hospitality product line experienced a sales increase of 3.4% due to growth in the core business and increased demand from the lodging industry. The RTA product line experienced a sales increase of 30.1% due to increased demand as the Company broadened it's product offering to include additional flat-line products and case goods which allowed us to enter new markets.

Gross Profit. Consolidated gross profit increased $11.6 million in 1999 to $65.8 million compared to $54.1 million in 1998. The casual, contract and hospitality and RTA product lines experienced improved gross profits in 1999 due to greater operating efficiencies, increased sales volumes and improved raw material costs.

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

The following table presents the Company's unaudited quarterly data for 2000 and 1999. Such operating results are not necessarily indicative of results for future periods. WinsLoew believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with WinsLoew's Consolidated Financial Statements included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for a full year.




      ( In thousands )


  2000 Quarters            First      Second    Third       Fourth
                          ---------   ------   ----------   -------

Net sales                $39,353    $57,425     $46,950    $45,235
Gross profit              15,802     24,444      18,290     19,486
Operating income           7,411     14,054       8,563     10,974
Interest expense           6,537      6,844       6,517      7,216

Net income                $  390     $3,215      $  914     $2,218
                           ======== ========    ========   ========



      ( In thousands )


  1999 Quarters            First      Second    Third       Fourth
                          ---------   ------   ----------   -------

Net sales                $32,910    $47,679     $40,147    $41,403
Gross profit              12,879     19,696      15,428     17,752
Operating income           6,838     11,833       8,403      9,686
Interest expense(income)     123        (46)      2,203      6,630
Income from continuing
  operations               4,184      7,350       2,827      2,150
Gain on sale of
 discontinued operations,
 net of taxes                 --         --          --        755

Net income                $4,184     $7,350      $2,827     $2,905
                           ========  ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. At December 31, 2000, the Company had $33.8 million of working capital, $14.3 million of unused and available funds under its revolving credit facility and no available funds under the acquisition loan facility.

Cash Flows from Operating Activities. During 2000, net cash provided by operations decreased to $14.1 million, compared to $20.8 million in 1999. The decrease was primarily due to a full year of service on the debt related to the going-private transaction. This increase was partially offset by the receipt of federal tax refund in 2000 which was also related to the going-private transaction.

Cash Flows from Investing Activities. During 2000 we spent $6.0 million on capital expenditures and $57.2 million on acquisitions (see Note 4 to the Audited Consolidated Financial Statements). This is compared to 1999, which included $3.3 million on capital expenditures, $18.2 million on the purchase of Pompeii (see Note 4 to the Audited Consolidated Financial Statements) and $269.2 million for the merger with Trivest Furniture Corporation. Net cash used in investing activities was $63.1 million and $290.7 million for the twelve months ended December 31, 2000 and December 31, 1999 respectively.

Cash Flows From Financing Activities. Net cash provided by financing activities during 2000 was $48.9 million compared to $270.1 million provided by financing activities in 1999. In 2000, cash was primarily provided by proceeds from borrowings under our revolving credit facility and to a lesser extent, our acquisition line of credit. In addition, proceeds were provided by the issuance of the company's common stock pursuant to acquisitions. During 2000 we used cash generated by operations to repurchase $1.3 million of our common stock. In 1999, cash was primarily provided by proceeds from borrowings under our senior credit facility and the issuance of units consisting of the original notes and warrants. (see Notes 2 and 5 to the Audited Consolidated Financial Statements)

We financed the merger in 1999, with $78.0 million of cash and rollover equity investment, approximately $7.1 million of available cash on hand, term loan borrowings of approximately $95.0 million under our $155.0 million senior credit facility and $102.5 million of proceeds from the sale of units consisting of the original notes and warrants.

Our senior credit facility consists of three term loans aggregating $95.0 million. During 2000, principal payments totaling $3.7 million were made against the term loans leaving an outstanding balance on these loans of $91.3 million as of December 31, 2000. Our senior credit also includes, a $40.0 million revolving credit facility, of which $25.3 million was borrowed at closing, and a $20.0 million acquisition loan facility, all of which was borrowed at closing. See " Senior Credit Facility." As of December 31, 2000, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $14.3 million. As of December 31, 2000 there was no undrawn availabilty under the $20.0 million acquisition loan facility.

We have significant amounts of debt requiring interest and principal repayments. The notes require semi-annual interest payments, which commenced in February 2000 and will mature in August 2007. Borrowings under the senior credit facility require monthly interest payments, which commenced in September 1999. Of the term loans, $3.7 million mature in each of 2000 and 2001, $6.7 million mature in each of 2002 and 2003, $7.7 million mature in 2004, $33.25 million matures in each of 2005 and 2006. Amounts outstanding under the revolving credit facility mature December 31, 2004. Amounts outstanding under the acquisition loan facility at December 31, 2001 mature 20% in 2002, 30% in 2003 and 50% in 2004. As of December 31, 2000, $25.3 million was outstanding under the revolving credit facility and $20.0 million was outstanding under the acquisition loan facility.

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

Our anticipated capital needs through 2001 will consist primarily of the following:

     interest payments due on the notes and interest and principal due under our senior credit facility,

     increases in working capital driven by the growth of our business, and the financing of capital expenditures.

Aggregate capital expenditures are budgeted at approximately $3.0 million in 2001. To the extent available, funds will be used to reduce outstanding borrowings under our senior credit facility. Management believes that funds generated from operations and funds available under our senior credit facility will be sufficient to satisfy our debt service obligations, working capital requirements and commitments for capital expenditures.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

We purchase some component parts for our seating products from several Italian suppliers, which we pay for in local currency. These purchases expose us to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, we will pay more in U.S. dollars for these purchases. To reduce our exposure to loss from such potential foreign exchange fluctuations, we will occasionally enter into foreign exchange forward contracts. These contracts allow us to buy Italian lira at a predetermined exchange rate, thereby transferring the risk of subsequent exchange rate fluctuations to a third party. However, if we are unable to continue such forward contract activities, and our inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. We elected to hedge a portion of our exposure to purchases to be made in 2000 by entering into foreign currency forward contracts with a value of approximately $3.2 million. At December 31, 2000, we had outstanding foreign currency contracts extending through December 31,2001 with an approximate value of $2.8 million. We did not incur significant gains or losses from these foreign currency transactions. Our hedging activities relate solely to our component purchases in Italy; we do not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.


YEAR 2000

WinsLoew is Year 2000 compliant and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the year 2000 problem, during 2000.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 1 of the Company's Consolidated Financial Statements.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .....................................   Page

Report of Ernst & Young LLP, Independent Auditors ..............................   35

Consolidated Balance Sheets as of
  December 31, 2000 and 1999 ...................................................   36

  Consolidated Statements of Income:
Year ended December 31, 2000
Period from August 27, 1999 to December 31, 1999 (Successor Company) Period from
January 1, 1999 to August 26, 1999 (Predecessor Company) Year ended December 31,
1998 (Predecessor Company) .....................................................   38

Consolidated Statements of Stockholders' Equity
Year ended December 31, 2000
Period from August 27, 1999 to December 31, 1999 (Successor Company) Period from
January 1, 1999 to August 26, 1999 (Predecessor Company) Year ended December 31,
1998 (Predecessor Company) .....................................................   39

Consolidated Statements of Cash Flows
Year ended December 31, 2000
Period from August 27, 1999 to December 31, 1999 (Successor Company) Period from
January 1, 1999 to August 26, 1999 (Predecessor Company) Year ended December 31,
1998 (Predecessor Company) .....................................................   41

Notes to Consolidated Financial Statements .....................................   44




                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders of WinsLoew Furniture, Inc.

We have audited the accompanying consolidated balance sheets of WinsLoew Furniture, Inc. and Subsidiaries ("Successor Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period from August 27, 1999 to December 31, 1999 ("Successor period"). We have also audited the accompanying consolidated statements of income, stockholders' equity and cash flows of WinsLoew Furniture, Inc. and Subsidiaries ("Predecessor Company") for the period from January 1, 1999 to August 26, 1999, and for the year ended December 31, 1998 ("Predecessor periods"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the Successor and Predecessor periods, in conformity with accounting principles generally accepted in the United States.

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


Birmingham, Alabama
January 19, 2001

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)


                                             December 31,
                                      --------------------------
                                        2000             1999
                                      ----------      ----------

Assets
Cash and cash equivalents              $    602       $    710
Cash in escrow                               --          1,000
Accounts receivable, less allowances
   for doubtful accounts of $3,101
   and $2,098 at December 31, 2000
   and 1999, respectively                36,992         25,706
Inventories                              20,198         14,545
Refundable income taxes                      --          6,908
Prepaid expenses and other
   current assets                         5,742          4,846
                                       --------       --------
          Total current assets           63,534         53,715


Property, plant and equipment, net       27,827         16,462
Goodwill, net                           269,258        231,377
Other assets, net                         7,004          6,508
                                       --------       --------
  Total assets                         $367,622       $308,062
                                       ========       ========

Liabilities and Stockholders' Equity
Current portion of long-term debt      $  4,025       $  3,700
Accounts payable                          5,739          4,265
Accrued interest                          6,765          5,560
Other accrued liabilities                13,221         13,469
                                       --------       --------
          Total current liabilities      29,750         26,994

Long-term debt, net of current portion  238,147        198,258
Deferred income taxes                     1,849          1,099
                                       --------       --------
   Total liabilities                    269,746        226,351
                                       --------       --------

Commitments and contingencies (note 9)

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)


                                             December 31,
                                      --------------------------
                                        2000             1999


Stockholders' equity:
  Common stock- par value $.01 per
    share, 1,000,000 shares authorized at December 31, 2000 and December 31, 1999 with 850,350 and 780,000 shares issued and outstanding at December 31, 2000 and 1999,
    respectively                               9              8
  Additional paid-in capital              88,819         79,392
 Retained earnings                         9,048          2,311
                                        --------       --------
 Total stockholders' equity                97,876         81,711
                                        --------       --------
 Total liabilities and
    stockholders' equity                 $367,622      $308,062

                                        --------        --------
                                        --------        --------
                        See accompanying notes.

                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

                     Successor     Successor        Predecessor Company
                      Company        Company
                                 Period from Period from
                                  August 27,   January 1,
                     Year Ended   1999 to      1999 to     Year Ended
                     December 31, December 31, August 26,  December 31,
                          2000        1999       1999        1998

Net sales ............   $188,963   $ 56,505   $105,634   $141,360
Cost of sales ........    110,941     33,076     63,308     87,232
                         --------   --------   --------   --------
Gross profit .........     78,022     23,429     42,326     54,128

Selling, general
 and administrative
expenses .............     30,063      8,440     17,234     23,124
Amortization .........      6,957      2,449        872      1,122
                         --------   --------   --------   --------
Operating income .....     41,002     12,540     24,220     29,882
                         --------   --------   --------   --------

Interest expense .....     27,114      8,804        106        635
                         --------   --------   --------   --------
Income from continuing
operations before
income taxes .........     13,888      3,736     24,112      9,247

Provision for
income taxes .........      7,151      2,180      9,159     10,947
                         --------   --------   --------   --------
Income from
continuing
operations ...........      6,737      1,556      14,95     18,300

Gain on sale
of discontinued
operations,
 net of taxes ........       --          755       --        2,031
                         --------   --------   --------   --------
Net income ...........   $  6,737   $  2,311   $ 14,955   $ 20,331
                         ========   ========   ========   ========

                                      See accompanying notes






                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                     Common Stock             Additional
                                 ------------------           Paid-in      Retained
                                   Shares         Amount      Capital      Earnings          Total
                                 ---------        ------    ----------     --------        -------
Predecessor Company:

Balance at January 1,
                1998             7,526,508            75        24,926        26,025        51,026

Exercise of stock
   options .................       63,900             1           924          --             925
Repurchase and
   cancellation
   of stock ................     (296,000)           (3)       (6,053)         --          (6,056)
Net income .................         --            --            --          20,331        20,331
                               ----------    ----------    ----------    ----------    ----------
Balance,
December 31, 1998 ..........    7,294,408            73        19,797        46,356        66,226

Tax benefit related to
 exercise of stock option ..         --            --           6,941          --           6,941

 Repurchase and cancellation
 of stock ..................     (112,500)           (1)       (3,185)         --          (3,186)
Net income through
   merger date .............         --            --            --          14,955        14,955
                               ----------    ----------    ----------    ----------    ----------
Balance, August 26, 1999 ...    7,181,908            72        23,553        61,311        84,936

Successor Company:
Going private transaction ..   (7,181,908)          (72)      (23,553)      (84,936)

Proceeds of stock issued ...      780,000             8        77,992          --          78,000
Valuation of warrants
   issued in connection
   with senior
   subordinated notes ......         --            --           1,400          --           1,400
Net income from merger
   date through year end ...         --            --            --           2,311         2,311
                               ----------    ----------    ----------    ----------    ----------




                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
                             Common Stock      Additional
                          ------------------     Paid-in    Retained
                           Shares     Amount     Capital    Earnings    Total
                          ---------   ------   ----------   --------   -------
Balance,
December 31, 1999            780,000       8        79,392     2,311     81,711

Exercise of stock options       --      --            --         --         --
Repurchase and
   cancellation
   of stock                  (13,225)       --      (1,322)        --   (1,322)

Proceeds of stock issued      48,171      --         6,150        --     6,150
Stock issued in
   consideration for
   business combinations      35,404     1           4,599        --     4,600
Net income                    --        --           --        6,737     6,737

                          ---------   ------   ----------   --------   -------
Balance,
December 31, 2000        850,350        $9       $88,819      $9,048    $97,876
                         ==========   ======   ==========   ========   =======






                  WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        Successor        Successor      Predecessor Company
                                          Company          Company
                                                        Period from   Period from
                                                          August 27,  January 1,
                                           Year Ended       1999 to     1999 to    Year Ended
                                          December 31,  December 31,  August 26,  December 31,
                                                 2000          1999       1999        1998

                                        --------------------------------------------------------

Cash flows from operating activities:
Net income .................................   $  6,737    $   2,311    $ 14,955    $ 20,331
Adjustments to reconcile net
income to net cash provided by
  operating activities:
Depreciation and amortization ..............     10,561        2,961       1,884       2,618
Provision for losses on
accounts receivable ........................        672          150         242       1,331
Provision for excess and
obsolete inventory .........................        (49)        (129)        594         702
Going Private
  Transaction expenses .....................       (120)         201        --          --
Loss on sale of assets .....................        107         --          --          --
Change in net assets held for sale .........       --           --          --         6,743

Changes in operating assets and liabilities,
net of effects from acquisitions and
 dispositions:
Accounts receivable ........................     (4,904)      (6,825)      4,788      (2,210)
Inventories ................................        132          866          25      (1,866)
Prepaid expenses and other
  current assets ...........................        488         (147)        208       2,779
Refundable income taxes ....................      6,908         --        (6,908)       --
Other assets ...............................        (33)        --          --           843
Accounts payable ...........................     (1,101)      (1,738)      1,022         792
Accrued interest ...........................      1,205        5,560         (24)       --
Other accrued liabilities ..................     (7,237)      (6,088)      6,105        (357)
Deferred income taxes ......................        750          682         110        (566)
 Net cash provided by                             -----       ------       -----        -----
(used in) operating activities .............     14,116       (2,196)     23,001      31,140

Cash flows from investing activities:
Capital expenditures,
  net of disposals .........................     (5,966)      (2,996)       (269)       (942)
Proceeds from disposition of
  business held in escrow ..................       --           --          --        (1,000)
Going private transaction ..................       --       (276,142)       --          --
Investment in subsidiaries .................    (52,631)     (18,207)     (9,323)

Cash received on sale of assets ............        110         --          --          --
Net cash (used in)                              -------      --------     -------      -------
  investing activities .....................    (58,487)    (279,138)    (18,476)    (11,265)




                   WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     Successor      Successor Predecessor Company
                                      Company        Company
                                                  Period from Period from
                                                    August 27,  January 1,
                                     Year Ended       1999 to     1999 to    Year Ended
                                    December 31,  December 31,  August 26,  December 31,
                                           2000          1999       1999        1998
                                       -------------------------------------------------

Cash flows from financing activities:
Net borrowings (payments)
  under revolving credit
  agreements ........................     (7,011)       5,726     (1,431)    (10,837)
Borrowings for
  Acquisitions ......................     46,531         --         --          --
Payments on long-term debt ..........     (3,700)        --         --        (4,139)
Proceeds from issuance of
  common stock, net .................         50         --         --           925
Proceeds from issuance of
  common stock for
  acquisitions ......................      6,150         --         --          --
Proceeds from exercise of
  stock options .....................       --           --        6,941        --
Repurchase and cancellation
   of stock .........................     (1,323)        --       (3,186)     (6,056)
Proceeds from issuance of
  long-term debt ....................      3,900      196,216       --          --
Proceeds from issuance of
  common stock warrants and
  common stock, net .................       --         79,400       --          --
Deferred financing costs ............       (284)      (5,919)      (703)       --
Net cash provided by                      --------     -------    --------    -------
(used in) financing
activities ..........................     44,263      275,423      1,621     (20,107)
                                          --------   ---------    --------   --------
Net increase (decrease) in
  cash and cash equivalents .........       (108)      (5,911)     6,146        (232)
Cash and cash equivalents
  at beginning of year
  or period .........................        710        6,621        475         707
Cash and cash equivalents at end          --------    --------     -------    --------
  of year or period .................   $    602    $     710    $ 6,621    $    475
                                          ========    ========    ========   ========

Supplemental disclosures:
Interest paid .......................   $ 24,436    $   3,344    $   130         695
Income taxes paid ...................   $  5,503    $   3,628    $ 7,732    $  9,579


Investing activities included the acquisitions of: Wabash Valley Manufacturing, Stuart Clark and Charter Furniture in 2000 and Pompeii in July 1999. Assets acquired, liabilities assumed and consideration paid was as follows:



                                                2000        1999

Fair value of assets acquired                 $67,272     $20,082
Cash acquired                                  (1,507)        --
Liabilities assumed                            (8,534)     (1,875)
Less Value of Stock Consideration              (4,600)        --
                                              --------    --------
Cash paid for acquisitions, net of
cash acquired                                 $52,631      $18,207
                                              ========    ========

Supplemental schedule of non cash
 transactions-stock issued in
 acquisitions                                 $ 4,600          --
                                              -------     --------
                                              $57,231      $18,207
                                              ========    ========



                                 See accompanying notes.

WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.  GOING PRIVATE TRANSACTION

From December 19, 1994 through August 26, 1999, WinsLoew Furniture, Inc's (WinsLoew) common stock was traded on the NASDAQ National Market under the symbol "WLFI". On August 27, 1999, WinsLoew and Trivest Furniture Corporation (Trivest Furniture), a newly formed Florida corporation were merged with and into WinsLoew, with WinsLoew being the surviving corporation. The merger was approved by majority vote of the shareholders on August 27, 1999. Pursuant to the merger, each holder of the outstanding WinsLoew common stock, other than stock held by Trivest Furniture, received $34.75 per share in cash, without interest, and the holder of each outstanding stock option received a cash payment equal to the difference between $34.75 and the exercise price of the option.

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

The stock purchase described above was completed in one transaction. The Company accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price described above. Accordingly, the financial statements for the period subsequent to August 26, 1999,are presented on the Company's new basis of accounting, while the results of operations for periods ended August 26, 1999, reflect the historical results of the predecessor company.

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

The total amount of goodwill recorded as a result of the transaction was $191,205,500. The amount of unamortized goodwill resulting from the transaction at December 31, 2000 was $185,334,985.

The write-off of unamortized loan costs related to the Company's former credit facility in the amount of $0.2 million is reflected in the accompanying consolidated statements of income for the period from January 1, 1999 to August 26, 1999 (see Note 4).

The following sets forth the sources and uses of the funds for the transaction (dollars in thousands).




                                                     Uses of Funds

Cost of stock and stock options ..................................   $268,256
Expense of transaction ...........................................     14,350
                                                                     --------
Total ............................................................   $282,606
                                                                     ========

                                                              Sources of Funds

Senior subordinated notes
  and warrants ...................................................   $102,452
Senior credit facility ...........................................     95,000
Cash equity investment ...........................................     66,167
Rollover equity investment .......................................     11,833
Available cash on hand ...........................................      7,154
                                                                     --------
Total ............................................................   $282,606
                                                                     ========




2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of WinsLoew Furniture, Inc. ("WinsLoew") and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

BUSINESS

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. WinsLoew's contract and hospitality seating products are distributed to a customer base, which includes architectural design firms, restaurant and hospitality chains. WinsLoew's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.

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

GOODWILL

Goodwill is amortized on a straight-line basis over forty years from the date of the respective acquisition. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If the review, using undiscounted cash flows over the remaining amortization period, indicates that the cost of goodwill will not be recoverable, the Company's carrying value is reduced. The amount of consolidated unamortized goodwill at December 31, 2000 was $269.3 million.

DEFERRED COSTS (OTHER ASSETS)

Loan acquisition costs and related legal fees, included in other assets, are deferred and amortized over the respective terms of the related debt. The amount of consolidated deferred loan acquisition costs at December 31, 2000 was $5.6 million.


ADVERTISING EXPENSE

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was approximately $4,174,000, $2,204,000 and $2,309,000 respectively.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and the related basis for income tax purposes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.



REVENUE RECOGNITION

Sales are recorded at time of shipment from the Company's facilities to customers. Additionally, the Company has reviewed the Securities and Exchange Commission's Staff Accounting Bulletin 101 and believes its revenue recognition policies are in compliance.

USE OF ESTIMATES

The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results could differ from those estimates.




RECLASSIFICATIONS

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 financial statement presentation.

ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations to account for its stock option plan. Under provisions of APB No. 25, no compensation expense has been recognized for stock option grants.

FOREIGN CURRENCY FORWARD CONTRACTS

The Company has exposure to losses, which may result from settlement of certain raw materials purchases denominated in a foreign currency. To reduce this exposure, the Company sometimes enters into forward contracts to buy foreign currency. These forward contracts are accounted for as hedges, therefore, gains and losses from settlement of the forward contracts are used to offset gains and losses from settlement of the liability for the purchased raw materials. Gains and losses are recognized in the same period in which gains or losses from the raw material purchases are recognized. The Company is exposed to losses on the forward contracts in the event it does not purchase the raw materials, however, the Company does not anticipate this event.

At December 31, 2000 the Company had $2.8 million in forward contracts outstanding, through December 2001. At December 31, 1999 the Company did not have any forward contracts outstanding. There were no significant deferred gains or losses and actual gains (losses) included in cost of sales were $0, ($33,000), $0, and ($12,000) for the years ended December 31, 2000 and for the period from August 27, 1999 to December 31, 1999, the period from January 1, 1999 to August 26, 1999 and the year ended December 31, 1998, respectively.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ( SFAS 133 ). SFAS 133 as amended by SFAS 137, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS 133 will have a significant impact on it consolidated operating results or financial position.

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

The Company planned to sell two of the businesses and liquidate the assets related to the futon business. During 1998 the Company sold one of the businesses and completed the liquidation of the futon business. At the end of 1997 and during 1998, the Company attempted to sell its remaining RTA facility, Southern Wood, but was unable to obtain a satisfactory offer. The Company devoted significant management time to the operation resulting in improved profitability by the end of 1998. Due to the recovery, the Company decided, during the fourth quarter of 1998, to retain Southern Wood.

As a condition of the sale mentioned above, WinsLoew is required to hold in escrow $1.0 million of the sales proceeds to provide indemnification to the purchaser for claims arising from the date of purchase to December 31, 1999. In January 2000, the escrow amount was distributed to the company.

Net sales of discontinued operations were $4,432,000 in 1998 and none thereafter.


There were no net assets or liabilities related to discontinued operations at December 31, 2000 or December 31, 1999. The operating results of the subsequently retained Southern Wood operation for 1998, in which the operation was reported as a discontinued operation is summarized as follows (dollars in thousands):


                       For the Year Ended
                        December 31,
                            1998

Net Sales                $11,689
Income before taxes        1,004

Net income                   611

The Company recorded pre-tax income from the disposition of discontinued operations totaling $1.2 million ($0.76 million net of taxes) and $3.2 million ($2.0 million net of taxes) for 1999 and 1998 respectively. The components are as follows:



                         Successor
                         Company             Predecessor Company
                         -----------         -------------------
                         Period from    Period from
                         August 27,     January 1,
                         1999 to        1999 to          Year ended
                         December 31,   August 26,       December 31,
                         1999           1999             1998
                         ----------     ---------        ----------
Gain on liquidation
 of Futon operations   $   524         $                  $2,425

Reversal of reserves
 related to Southern
 Wood                      --                --             1,857

Gain (loss) on sale of
 remaining RTA operations  678                             (1,093)
                         -------      ----------        ----------
Total                   $1,202         $                   $3,189
                        ========      ==========        ==========

The reversal of reserves is comprised of $1,157,000 related to the write-down of assets to net realizable values, $400,000 estimated loss from operations, and $300,000 for estimated costs of disposal. The amounts were a reversal of the amounts accrued in 1997 for discontinued operations related to Southern Wood. The loss on the sale of the remaining RTA operation is the actual loss incurred on the sale of the business in 1998 and the gain recognized in 1999.

As a result of the Board's decision to retain Southern Wood, the consolidated financial statements for all periods presented herein reflect the results of operations of Southern Wood as a continuing operation.





4.  ACQUISITIONS AND DISPOSITION


In June 1998, the Company purchased all of the stock of Villella, Inc. d/b/a Tropic Craft Aluminum Furniture Manufacturers ("Tropic Craft") for $9.3 million. In addition, the seller was entitled to receive contingent purchase price payments of up to $1.0 million upon achievement of targeted earning performance with respect to the years ending June 30, 1999 and June 30, 2000. During 1999 and 2000, the seller received payments totaling $1,000,000 based upon the earnings performance for the years ended June 30, 1999 and 2000. Tropic Craft is engaged in the design and manufacture of contract casual furniture. The acquisition resulted in goodwill of $8.3 million. Funds for the acquisition were provided under WinsLoew's credit facility. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Tropic Craft have been included in the consolidated operating results since the date of acquisition.

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

In March of 2000, the Company acquired all of the stock of Wabash Valley Manufacturing, a manufacturer site amenity furniture sold into the institutional and corporate markets. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment from the sellers and Trivest Furniture, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $22.5 million and was accounted for under the purchase method of accounting.

On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid price point upholstered furniture for the hospitality industry. The purchase price of approximately $3.1 million was paid in cash and financed with $0.3 million of equity investment from the sellers and borrowings of $2.8 million under the Company's revolving credit facility. The assets and operations of Stuart Clark were merged into our existing seating facility in Liberty, North Carolina. The acquisition resulted in goodwill of approximately $2.8 million and was accounted for under the purchase method of accounting.

On August 11, 2000 the Company purchased all of the stock of Charter Furniture. Charter provides high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment from the sellers and Trivest Furniture and $15.2 million under the revolving credit facility. The acquisition resulted in goodwill of $18.7 million and was accounted for under the purchase method of accounting.

The operating results of Wabash, Stuart Clark and Charter have been included in the consolidated operating results since the dates of acquisition

The following unaudited pro forma information has been prepared assuming that the acquisitions of Pompeii, Wabash, Stuart Clark and Charter as well as the merger with Trivest Furniture (see Note 1) occurred on January 1, 1999. Permitted pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(In thousands)
                          For the Years Ended December 31,
                              2000          1999

Net sales                   $208,067      $217,958
Income from continuing
  operations                $  6,816      $  5,590
Net income                  $  6,816      $  6,345

5.       LONG-TERM DEBT

During 1999, proceeds from borrowings under the Company's new senior credit facility and the sale of units, consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock, were used to finance a portion of the consideration in the merger of WinsLoew with Trivest Furniture.
(see Note 1).


Long-term debt consisted of the following at December 31, 2000 and 1999

(In thousands) .........        2000         1999
                           ---------    ---------

Acquisition line .......   $  20,000    $    --
Revolving line of credit      25,262        5,742
Term Loan ..............      91,300       95,000
Subordinated notes .....     101,710      101,216
IDB Bonds ..............       3,900         --
                           ---------    ---------
                             242,172      201,958
Less current portion ...      (4,025)      (3,700)
                           ---------    ---------
                           $ 238,147    $ 198,258
                           =========    =========

At December 31, 2000 and 1999, the carrying amounts of long-term debt approximated their fair values.


SENIOR CREDIT FACILITY

In connection with the merger, WinsLoew entered into a senior credit facility provided by a syndicate of financial institutions. The facility, which matures in December 2004, provides for borrowings of up to $155 million and is collateralized by substantially all of the assets of the Company. The facility consists of a working capital line of credit (maximum of $40 million), term loans (aggregate of $95 million) and an acquisition line of credit (maximum of $20 million). The working capital line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At December 31, 2000, the carrying value of the working capital line of credit, $25.3 million, approximated its fair value. The term loans consist of three loans, with principal balances and applicable interest rates at December 31, 2000, as follow:

                    Term Loan A     Term Loan B    Term Loan C
                    ---------------------------------------------
Principal Balance    $22 million     $61.8 million  $7.5 million
LIBOR rate            9.375%          10.125%        10.125%
Maturity date    December 21,2004   June 30,2006    June 30,2006

At the option of the Company, the interest rates under the facility are either:
(1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted Eurodollar/LIBOR rate plus a margin. The margins of different loans under the facility vary according to a pricing grid. The margins for base rate loans range from zero to 1.0% for the working capital line of credit, term loan A and the acquisition line of credit and from 1.0% to 1.5% for term loans B and C, in each case depending on WinsLoew's consolidated leverage ratio. The margins for Eurodollar/LIBOR rate loans range from 2.0% to 3.0% for the working capital line of credit, term loan A and the acquisition line of credit and from 3.0% to 3.5% for term loans B and C, in each case depending on WinsLoew's consolidated leverage ratio. As of December 31, 2000, the loans are priced at the LIBOR rate plus a margin of 2.5% for the working capital line of credit, term loan A and acquisition line of credit and a margin of 3.25 % for the term loans B and C.

The outstanding balance of term loan A is due 12.0% in 2000, 12.0% in 2001, 24.0% in 2002, 24.0% in 2003 and 28.0% in 2004. The outstanding balance of term loan B is due 1.12% in each of 2000, 2001, 2002, 2003 and 2004,53.2% in 2005 and
41.2% in 2006.The entire outstanding balance of term loan C is due in 2006. Amounts outstanding under the acquisition line of credit at December 31, 2001 convert to a term loan with the balance payable 20.0% in 2002, 30.0% in 2003 and 50.0% in 2004.

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

The facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios. At December 31, 2000, the Company was in compliance with such covenants.

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

The Warrants are exercisable on or after the occurrence of certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 3% of the common stock of WinsLoew. The Warrants expire on August 15, 2007. The Company estimated the value of the Warrants at $1.4 million, which is reflected as "additional paid-in capital" in the accompanying consolidated balance sheet.

The indenture under which the Notes are issued requires the Company to meet a minimum fixed charge coverage ratio and includes other provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2000, the Company was in compliance with such covenants.

Maturities of long-term debt for the five years succeeding December 31, 2000 are $4.0 million in 2001, $7.0 million in 2002, $7.0 million in 2003, $8.0 million in 2004 and $33.6 million in 2005 and $182.6 million thereafter.


INDUSTRIAL DEVELOPMENT BOARD BONDS

In connection with the Company's plant expansion at it's Haleyville facility the Company entered into a lease agreement with the Industrial Development Board ("IDB") Of The City of Haleyville, Alabama. The plant expansion was funded with proceeds from the issuance of IDB bonds in the amount of $3,900,000.

The Company has agreed to make payments on the debt service and to pay the purchase price of the Bonds pursuant to Mandatory Tender and Optional Tender provisions in the Indenture. The Company has also entered into a Bond Guarantee Agreement dated May 1,2000 in favor of the Trustee, whereby the Company guarantees payment when due of debt service on the Bonds and the purchase price of Bonds tendered for purchase under the Indenture. As additional security, an irrevocable Letter of Credit has been issued in favor of the Trustee.

The Bonds may bear interest at either a variable rate or fixed rate, and if at a fixed rate, for varying periods of time as specified in the Indenture. The variable rate shall be a fluctuating rate per annum determined by the Remarketing Agent on a weekly basis. The Company may pursuant to the provisions of the Indenture, elect that the Bonds pay interest at a fixed rate. The Remarketing Agent will also determine the interest rate for such a fixed period. When establishing either the variable or fixed rate of interest, the Remarketing Agent determines, the lowest interest rate would, in the opinion of the Remarketing Agent, result in the market value of the Bonds being 100% of the principal amount on the date of such determination, taking into account relevant market conditions and credit rating factors as they exist on such date. As of December 31, 2000 the Bonds bore interest at a variable rate of 5.04%.

The Bonds are subject to mandatory redemption, by lot, by the Issuer at a redemption price equal to the principal amount to be redeemed plus accrued interest to the redemption date, without premium or penalty, on the first day in May in the years and in the amounts as follows:


                              Principal
                       Date     Amount

                       2001   $325,000
                       2002    325,000
                       2003    325,000
                       2004    325,000
                       2005    325,000
                  2006-2012    325,000 per year





The Bonds also carry an Optional Redemption feature that may be exercised at the direction of the Company, with certain conditions. If redemption occurs during any variable rate period, this feature provides for redemption of authorized multiples, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the case when redemption may occur during a fixed rate period the Indenture provides for redemption of authorized multiples, at a price equal to 100%-102% of the principal amount plus accrued interest. The redemption price during a fixed rate period, is based upon the length of time the Bonds have been at a fixed rate, with no optional redemption allowed when the Bonds have been at a fixed rate period for four years or less.


6.       CAPITAL STOCK

On January 23, 1998, the Board approved a plan authorizing the repurchase of 1,000,000 shares of the Company's stock in the open market at times and prices deemed advantageous. During 1998, the Company retired 296,000 shares of common stock purchased for $6.1 million. In 1999, prior to going-private the Company purchased 112,500 shares at a cost of $3.2 million. As part of the going private transaction the Company purchased all of the remaining 7,181,908 shares outstanding at a cost of $268.3 million, which includes the exercise of stock options. Also, in connection with the going-private transaction WinsLoew has authorized 1,000,000 shares of $0.01 par value common stock. There were 850,350 and 780,000 shares issued and outstanding at December 31, 2000 and December 31, 1999, respectively.

7.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                  Successor            Predecessor
                                   Company             Company
                                   Period       Period
                                   from         from
                      Year Ended   August 27,   January    Year Ended
                      December 31, 1999 to      1, 1999    December 31,
                      2000         December     to August  1998
                                   31, 1999     26, 1999
(in thousands)
                        ----------------------------------------------
Provision for taxes
 related to continuing
 operations           $ 7,151       $2,180         $9,159     $10,947


Provison (benefit)
 for taxes related to
 loss on sale of
 discontinued operations  --           447            --        1,158
                       -------------------------------------------------
Total provision
 for taxes            $ 7,151       $2,627         $9,159     $12,105
                       =================================================

                              Successor                Predecessor
                              Company                  Company
                               Period          Period
                               from            from
              Year Ended       August 27,      January       Year Ended
              December 31,     1999 to         1, 1999       December 31,
              2000             December        to August     1998
                               31, 1999        26, 1999
(In thousands)

Federal:
 Current       $5,941          $2,131          $8,565         $10,128
 Deferred         546              33              15             856

State:
 Current          608             258             484             989
 Deferred          56             205              95             132
                ---------------------------------------------------------
               $7,151          $2,627          $9,159         $12,105
                =========================================================

At December 31, 2000 and 1999, deferred tax assets and liabilities consisted of the following:


(In thousands)                      2000         1999
                                 -----------------------
Deferred tax assets:
  Capitalized inventory costs    $   404     $  $162
  Reserves and accruals            2,723       2,876
  State net operating loss
   carryforwards                       9           9
                                 -----------------------
Deferred tax assets                3,136       3,047
                                 -----------------------
Deferred tax liabilities:
  Intangible asset basis
   difference                     (1,139)      (430)
  Excess of tax over
   book depreciation                (710)      (660)
  Prepaid Expenses                  (150)       (91)
  Other                             (116)      (243)
                                 -----------------------
Deferred tax liabilities          (2,115)    (1,424)
                                ------------------------
Deferred income taxes, net        $ 1,021     $1,623
                                =========================
Included in:

  Other current
   assets/liabilities            $ 2,870     $2,722
  Deferred income taxes           (1,849)    (1,099)
                                 ------------------------
                                 $ 1,021     $1,623
                                =========================

 The following table summarizes the differences between the federal income tax rate and the Company's effective income tax rate for financial statement purposes:

                                   Successor         Predecessor
                                   Company           Company
                                     Period       Period
                                     from         from
                      Year Ended     August 27,   January    Year Ended
                      December 31,   1999 to      1, 1999    December 31,
                      2000           December     to August  1998
                                     31, 1999     26, 1999

                        -------------------------------------------
Federal income tax rate    35.0%      35.0%        35.0%       35.0%
State income taxes          2.2%       6.1%         1.6%        3.4%
Goodwill Amortization      17.5%      14.5%         0.3%        2.1%
Other                      (3.2%)     (2.4%)         1.1%      (3.4%)
                         ------------------------------------------
Effective tax rate         51.5%      53.2%        38.0%       37.1%

                         ==========================================

8.  RELATED PARTY TRANSACTIONS

In October 1994, WinsLoew entered into a ten-year agreement (the "Investment Services Agreement") with Trivest, Inc. ("Trivest"). Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation was $500,000, subject to cost of living increases and increases for additional businesses acquired. During 1999, in conjunction with the merger with Trivest Furniture, the Investment Services Agreement was amended to adjust the annual base compensation from $500,000 to $350,000. As a result of acquisitions during 2000, the annual base compensation was increased to $450,000. For the year ended December 31, 2000 and for the period from August 27, 1999 to December 31, 1999, the period from January 1,1999 to August 26, 1999 and the year ended December 31, 1998, the amount expensed was $393,000, $80,000, $378,000, and $641,000, respectively. Under the agreement, during 2000, the Company also paid Trivest $631,000 in connection with the Wabash acquisition and $478,000 in connection with the Charter acquisition. Payments in 1999 included $375,000 in connection with the Pompeii acquisition (see Note 4) and $3,000,000 in connection with the going private transaction (see Note 1). In addition, Trivest made additional equity investments of approximately $6.1 million, during 2000 in support of acquisitions.

9.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain office space, manufacturing facilities and various items of equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on various measures of inflation. Rental expense amounted to approximately $1,161,000 $336,000, $673,000, and $830,000, for the year ended
December 31, 2000, the period from August 27, 1999 to December 31, 1999, the period from January 1, 1999 to August 26, 1999 and the year ended December 31, 1998, respectively. Operating lease agreements in effect at December 31, 2000 have the following remaining minimum payment obligations (in thousands):


2001                   $1,556
2002                    1,207
2003                      801
2004                      793
2005                      799
2006-2009               3,117
                       -------
                        8,273
                       =======

EMPLOYEE BENEFIT PLANS

The Company has four employee benefit plans established under the provisions of
Section 401(k) of the Internal Revenue Code. Full-time employees who meet various eligibility requirements may voluntarily participate in the plans. The plans provide for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. Company contributions were $202,000, $202,000, and $161,000 in 2000, 1999 and 1998 respectively.



STOCK OPTIONS

In 1994, the Company established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. The Compensation Committee of the Board of Directors administers and interprets the Plan and is authorized to grant options to all eligible employees of the Company and non-employee directors. The Plan provides for both incentive stock options and non-qualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Company's common stock on the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance upon exercise of stock options. All options, which have been granted, have a term of ten years and vest ratably over five years.

Pro forma net income has been determined as if the Company had accounted for its employee stock options as compensation expense based on their fair value. Fair value was estimated at the date of grant using a Black-Scholes option pricing model for 1998 and 1997 assuming a risk-free interest rate of 4.83%, and 6.45% for 1998 and 1997,respectively, a volatility factor for the Company's common stock of .608 and .411 in 1998 and 1997, respectively and a weighted-average expected life of the options of six years. The pro forma information is not likely to be representative of the effects of options on pro forma net income in future years because the Company is required to include only options granted since 1994 in the pro forma information.

                     Predecessor Company

                     For the Year Ended
                         December 31,
(In thousands)              1998
                     ------------------
Pro forma net income     $20,035
                     ==================

Information with respect to the Predecessor Company's stock options for periods prior to August 27, 1999 is as follows:



                           1999        1998
                           -------------------
Options outstanding
  at January 1         742,900     784,850
Granted                 22,500      40,000
Exercised             (765,400)    (63,900)
Canceled                  --       (18,050)
                      ---------------------
Options outstanding
 at December 31           --       742,900
                      =====================
Exercise prices
 per share         $5.88-$23.44  $5.88-$23.44
Options exercisable
 at December 31          --      422,060
                     =======================
Options available
 for grant at
 December 31             --      573,375
                     =======================

Upon consummation of the merger on August 27, 1999, all outstanding options were cancelled, with holders entitled to payment of the difference between the option exercise price and $34.75. We have no stock option plans or outstanding stock options at December 31, 2000.

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

The plaintiff filed an amended complaint on December 15, 1999 and another motion to dismiss was filed on behalf of all defendants on February 28, 2000. A hearing on the motion to dismiss was set for April 11, 2000. The court subsequently denied the Company's motion to dismiss and a status conference was scheduled for November 28, 2000.

On January 11,2001 the Honorable Thomas Woodall entered an order giving preliminary approval to a proposed settlement of this action. The proposed settlement provides for no additional benefit to be bestowed upon the class and possible payment by the Company of attorney fees in an amount not to exceed $575,000.00. A final hearing to approve the settlement is scheduled for April 24, 2001.



10. OPERATING SEGMENTS
The Company has three segments organized and managed based on the products sold. These reportable segments are described in Note 2.

The Company evaluates performance and allocates resources based on gross profit. The accounting policies are the same as those described in the summary of significant accounting policies. There are no intersegment sale/transfers. Export revenues are not material.

                           Successor              Predecessor
                           Company                Company
                                   Period     Period
                                   from       from
                     Year Ended August 27, January Year Ended December 31, 1999 to 1, 1999 December 31, 2000 December to August 1998
                                   31, 1999   26, 1999
(In thousands)          ----------------------------------------------
REVENUES:
Casual Products       $108,050    $23,143    $ 51,443      $59,733
Contract and hospitality
   products             69,458     28,256      44,090       69,938
Ready to assemble
   products             11,455      5,106      10,101       11,689
                       ----------------------------------------------
  Total revenues      $188,963    $56,505    $105,634     $141,360
                       ==============================================

                                Successor           Predecessor
                                Company             Company
                                     Period       Period
                                     from         from
                       Year Ended    August 27,   January    Year Ended
                       December 31,  1999 to      1, 1999    December 31,
                       2000          December     to August  1998
                                     31, 1999     26, 1999
(In thousands)
                      ----------------------------------------------------
SEGMENT GROSS PROFIT
Casual products        $49,949       $11,553     $24,973     $28,227
Contract and hospitality
  products              26,027        10,800      14,904      23,439
Ready to assemble
  products               2,046         1,076       2,449       2,462
                        --------------------------------------------
Total segment
  gross profit         $78,022      $23,429      $42,326     $54,128

                               Successor           Predecessor
                               Company               Company
                                     Period       Period
                                     from         from
                      Year Ended     August 27,   January    Year Ended
                      December 31,   1999 to      1, 1999    December 31,
                      2000           December     to August  1998
                                     31, 1999     26, 1999
(In thousands)
                      ---------------------------------------------------
DEPRECIATION AND
AMORTIZATION:
Casual products        $ 3,316        $ 866     $1,207      $1,550
Contract and hospitality
  products                 606          124        250         425
Ready to assemble
  products                 323          107        205         309
                       --------------------------------------------------
      Total              4,245        1,097      1,662       2,284
Reconciling items:
Corporate                6,316        1,864        222         334
                        -------------------------------------------------
Total depreciation
  and amortization     $10,561       $2,961     $1,884      $2,618
                        ================================================


                            Successor         Predecessor
                            Company           Company
                                  Period       Period
                                  from         from
                    Year Ended    August 27,   January    Year Ended
                    December 31,  1999 to      1, 1999    December 31,
                    2000          December     to August  1998
                                  31, 1999     26, 1999
(In thousands)
                      ---------------------------------------------------
EXPENDITURES FOR
(DISPOSAL OF) LONG
LIVED ASSETS, NET:

Casual products       $5,268      $1,654       $ 180     $ (24)
Contract and hospitality
  products               527         133          13       129
Ready to assemble
  products               140           1          54       103
                       ------------------------------------------------
      Total            5,935       1,788         247       208
Reconciling items:
Corporate                 31       1,208          22       734
                       -----------------------------------------------
Total expenditures for
long lived assets, net $5,966     $2,996       $ 269     $ 942
                       ===============================================

                            Successor
                             Company
                             December 31,  December
                             2000          31, 1999
                            ------------------------
SEGMENT ASSETS:
Casual products             $115,753       $71,079
Contract and hospitality
 products                     52,873        24,156
Ready to assemble products     6,374         7,379
                             -----------------------
      Total                  175,000       102,614
Reconciling items:
Corporate                    192,622       205,448
Assets held for sale            --            --
                              ----------------------
Total consolidated assets   $367,622      $308,062
                              ======================

The Company did not have any individual customers that accounted for 10% or more of consolidated revenues in 2000. The Company had one contract and hospitality customer that accounted for 15% and 17% of consolidated revenues in the years ended December 31,1999, and 1998 respectively.

11.SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:


                               December 31,
                           2000          1999
                          --------------------
(In thousands)

Inventories:

Raw materials             $13,398      $11,502
Work in process             3,262        1,751
Finished goods              3,538        1,292
                          ---------------------
                          $20,198      $14,545
                          =====================

Property,plant,and
 equipment:

Land                       $3,870       $2,628
Buildings and
 improvements              17,488        8,590
Manufacturing equipment     6,094        3,660
Office equipment            1,085          611
Construction in progress      558          240
Vehicles/airplane           1,365        1,243
                          ------------------------


                           30,460       16,972
Accumulated depreciation   (2,633)        (510)
                          ------------------------
                          $27,827      $16,462
                          ========================



                               December 31,
                           2000          1999
                          --------------------
(In thousands)

Other accrued liabilities:

Compensation, commissions
 and employee benefits      3,296       $2,900
Customer deposits           1,714        1,505
Income taxes                1,062        1,339
Warranty                    2,251        2,640
Other                       4,898        5,085
                           -----------------------
                           13,221      $13,469
                           ========================

Depreciation expense for continuing operations was $2,178,000, $1,103,000, $421,000 and $1,496,000, for the year ended December 31, 2000, 1999 Predecessor period from January 1 to August 26, 1999, Successor period from August 27 to December 31, 1999 and for the year ended December 31, 1998.

Accumulated amortization at December 31, 2000 and 1999 related to goodwill was $15,513,000 and $8,704,000 respectively. Accumulated amortization at December 31, 2000 and 1999 related to other intangible assets was $1,703,000 and $486,000, respectively.


12.SUBSEQUENT EVENTS


On March 9, 2001, the Company purchased all of the stock of The Woodsmiths Company, Inc. Woodsmiths, which is located in Pompano Beach Florida, is a manufacturer of quality custom table tops for the hospitality industry. The purchase price of approximately $2.8 million was paid with an initial distribution of approximately $0.3 million with the balance due, including accrued interest, on July 31, 2001. It is anticipated that operations will continue at the current Woodsmiths facility, including the existing management team.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

No events or occurrences required to be disclosed in this Item 9 have occurred.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        Name                Age          Position
-------------------------------------------------------------
Earl W. Powell              62  Chairman of the Board and Director
Bobby Tesney                56  President,Chief Executive Officer and Director
Darryl Rosser               49 Executive Vice President-Contract and Hospitality
Jerry Camp                  35  Executive Vice President-Casual Furniture
Vincent A. Tortorici, Jr    47  Assistant Secretary, Vice President,Chief
                                Financial Officer
Rick J. Stephens            46  Vice President-Operations
Rebecca Patterson           45  Chief Information Officer
Terry Charcandy             37  Vice President-Human Resources
William F.Kaczynski, Jr     41  Vice President and Director
David Soloman               38  Director
Robert G. Calton            39  Director
Walter J. Olson, III        59  Director


We were incorporated in September 1994, and in December 1994, acquired our principal operating subsidiaries, Winston and Loewenstein, each of which was a publicly held corporation whose common stock traded on the NASDAQ National Market. Our common stock traded on the NASDAQ National Market from December 1994 through August 1999. On August 27, 1999, Trivest Furniture Corporation, a newly formed corporation organized by an investor group led by Trivest, merged with and into us. In the merger, the shares of Trivest Furniture Corporation were converted to our shares, and all other shares of our common stock were converted into the right to receive $34.75 per share in cash. As a result of the merger, the shareholders of Trivest Furniture Corporation became our sole shareholders. Each of our directors and executive officers, other than Messrs. Solomon, Charcandy, Calton, Olson and Ms. Patterson were also directors or executive officers of ours and our predecessors, Winston or Loewenstein, as described below

Mr. Powell, Chairman of the Board of the Company since October 1994, serves as President and Chief Executive Officer of Trivest, Inc. ("Trivest"), which is a private investment firm specializing in management services and acquisitions, dispositions and leveraged buyouts, which was formed by Messrs. Powell and George in 1981. Trivest is an affiliate of the Trivest Partnerships and Trivest Manager. Mr. Powell has also served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"), since founding that company in February 1984, as Chief Executive of Atlantis from its organization until February 1995 and as President of Atlantis from November 1993 to February 1995. Mr. Powell has served as Chairman of the Board of Biscayne Apparel, Inc., a company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"), since October 1985 and presently serves as Chief Executive Officer of Biscayne. The common stock of Biscayne is quoted on the NASD OTC Bulletin Board. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February 1999. Mr. Powell also served as Chairman of the Board of Winston from December 1988 to December 1994, Chairman of the Board of Loewenstein from February 1985 to December 1994 and as Loewenstein's President and Chief Executive Officer from May 1994 to December 1994. From 1971 until 1985, Mr. Powell was a partner with KPMG Peat Marwick, Certified Public Accountants ("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.

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

Mr. Long, the Company's Executive Vice President-Contract and Hospitality since December 1999, served as Vice president -Contract and Hospitality Operations from February 1996 to November 1999. Prior to joining the company Mr. Long worked for Allsteel, Inc. in the capacity of General manager for three years. Mr. Long started his career with Herman Miller, Inc. in the finance area and served as Controller from 1984 to 1991, and from 1991 to 1993 as Director of Manufacturing.

Mr. Rosser, is President of the Contract and Hospitality Division of the Company. Prior to joining the Company, Mr. Rosser was President and Chief Operating Officer of Falcon Products, Inc. from 1995 to December, 2000, and an executive vice president of Falcon Products, Inc. since January 1998. Mr. Rosser started his career with Texas Instruments in project engineering, working with Texas Instruments in various management roles from 1973 to 1984, at which time he joined The Wurlitzer Company as Vice President of Operations from 1984 till 1988.


Mr. Charcandy, the Company's Vice President of Human Resources since April 2000, served as Human Resource Manager from January 1999 to March 2000. Prior to joining the company Mr. Charcandy worked for Kiewit Construction Co. in the capacity of Director of Human Resources & Purchasing for 7 years. Mr. Charcandy started his career with Ryan & Robinson Coal Company in the purchasing & human resource area and served as Business Manager from 1987 to 1992.

Ms. Patterson, WinsLoew's Chief Information Officer joined the company in February 1997. Prior to joining the company Ms. Patterson served as the Technology Director of ABCO Furniture, Inc from 1993 to 1997. For the eight previous years, Ms. Patterson served as Systems Analysts for one year and then Vice President of Computer Consultants, Inc., an Information Technology Consulting firm serving a diverse client base.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer, and each of the Company's other executive officers on December 31, 2000 and to former executive officers whose total 2000 salary and bonus from the Company was $100,000 or more (the Chief Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers").


                                    Long Term
                                       Annual Compensation      Awards
                          --------------------------------------------------
                                                                Number
                                                                  Of
                     Fiscal    Annual           Other Annual   Options
Name and Principal     Year    Salary     Bonus Compensation(1)Granted
Position
------------------
Bobby Tesney .......   2000   $300,000   $300,000   $109,367   --
President and Chief    1999    275,000    275,000     97,259   --
Executive Officer ..   1998    250,150    250,150     88,471   --

Vincent A. Tortorici   2000    175,000    113,750     21,053   --
Vice President and .   1999    162,000    105,300     14,056   --
Chief Financial ....   1998    148,050     96,233     12,845   --
Officer

Rick J. Stephens ...   2000    134,000     67,000     12,396   --
Vice President- ....   1999    123,552     61,776     11,338   --
Operations .........   1998    123,552     61,776      9,121   --

Jerry C. Camp ......   2000    180,000     90,000     36,197   --
Executive Vice .....   1999    138,750     45,938     23,925   --
President-Casual ...   1998     94,096     28,800      7,820   --

Stewart Long .......   2000    159,269     46,846       --     --
President      .....   1999    121,530     41,293     12,097   --
Loewenstein       ..   1998    112,692     49,875       --     --

Darryl Rosser (2)      2000     --           --         --     --
President-Contract     1999     --           --         --     --
And Hospitality        1998     --           --         --     --

Rebecca Patterson ..   2000    124,231     12,423       --     --
Chief Information ..   1999    113,077     11,339       --     --
Officer           ..   1998     89,519        500       --     --

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

(2) Joined the Company on March 1, 2001


Option Grants

No stock options were granted to any Named Executive Officers in 2000. Upon the consummation of the going private transaction on August 27, 1999, all outstanding options were cancelled, with holders entitled to payment of the difference between the option exercise price and $34.75. We have no stock option plans or outstanding stock options at December 31, 2000.

401 (k) Plans

Effective January 1, 1997, we established the WinsLoew Furniture, Inc. 401(k) Plan. Our employees and our subsidiaries' employees are eligible to participate in the 401(k) Plan following the later to occur of (i) the employee's completion of one year of service or (ii) the employee's 21st birthday. Eligible employees may make a salary reduction contributions to the 401(k) Plan on a pretax basis. For each calendar year, we and the other participating employees may make matching contributions to the 401(k) Plan based on a discretionary matching percentage to be determined each year by management. In addition, we and the other participating employers may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 500 hours of service during the year or who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participant's compensation. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment or upon the attainment of age 59 . An employee is always fully vested in his account balance attributable to his own contributions to the 401(k) Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon the earlier of the attainment of his normal retirement date (age 65), his death, his permanent and total disability, or his completion of six years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule, which provides for 20% vesting after two years of service and 20% for each year thereafter. Employees forfeit nonvested amounts.

With the acquisition of Wabash in March 2000, an additional 401(k) plan is in effect. Employees of Wabash are eligible to participate in the Plan after completing one year of service and must be at least 21 years of age. Eligible employees may make salary reduction contributions to the Plan on a pretax basis. Employees may contribute from their normal salary and their monthly profit sharing distributions. The Company will match 100% of the employee's contribution up to a maximum of 25% of the employee's monthly profit sharing distribution. An employee's vested benefits are payable upon his retirement, death, disability, attainment of age 59 or other termination of employment. An employee is always fully vested in his account balance attributable to his own contributions to the Plan. The employee's interest in the account attributable to his employers' contributions and earnings thereon becomes fully vested upon his completion of three years of service. There is no graduating vesting schedule. Nonvested amounts are forfeited.

As a result of the Charter acquisition in August 2000, an additional 401-k plan is in effect. Employees of Charter Furniture are eligible to participate in the Plan if they are age 21 and over after one year of employment. Eligible employees may make salary reduction contributions to the Plan on a pretax basis. The company matches .25 on every dollar contributed up to 6% of earnings. Eligibility of match is 20% for every year of service. For each calendar year, the Company may make matching contributions to the Plan based on a discretionary matching percentage to be determined each year by the Company. Employees are not eligible for the company match until completion of one year of service. In addition, the Company may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 1000 hours of service during the year and who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participant's compensation.


  An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment. An employee is always fully vested in his account balance attributable to his own contributions to the Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon his completion of five years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule that provides for 20% vesting per year of service. Nonvested amounts are forfeited.


Long Term Incentive and Pension Plans

The Company has no Long Term Incentive or Pension Plans.

Director Compensation

We pay each non-Trivest/employee director an annual retainer of $10,000, payable in quarterly installments of $2,500 and a $750 fee for each meeting of the board of directors attended. We reimburse all directors for all travel-related expenses incurred in connection with their activities as directors.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

We have entered into five-year employment agreements with each of Messrs. Tesney and Tortorici effective as of August 27, 1999. The employment agreements provide for us to pay Mr. Tesney a 2000 base salary of $300,000, and Mr. Tortorici a 2000 base salary of $175,000. The employment agreements provide for us to pay Mr. Tesney a 2001 base salary of $350,000 and Mr. Tortorici a 2001 base salary of $200,000, in each case subject to subsequent annual cost of living adjustments. The employment agreements also provide for annual incentive compensation payments of up to a specified portion of the executive's then base salary, 100% in the case of Mr. Tesney and 65% in the case of Mr. Tortorici, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of WinsLoew. None of these officers will receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Each employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

We have entered into a five-year employment agreement with Mr. Long effective as of December 6, 1999. The employment agreement provides for us to pay Mr. Long a 2000 base salary of $160,000, subject to subsequent annual cost of living adjustments. The employment agreement also provides for annual incentive compensation payments of up to 50% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of our seating division. Mr. Long will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Long's employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

We have also entered into a five-year employment agreement with Mr. Rosser effective as of March 1, 2001. The employment agreement provides for us to pay Mr. Rosser a 2001 base salary of $200,000, and a 2002 base salary $225,000 subject to subsequent annual cost of living adjustments. The employment agreement also provides for annual incentive compensation payments of up to 75% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of our contract and hospitality division. Mr. Rosser will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Rosser's employment agreement also provides that the executive will receive three months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination


Severance Agreements

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                             PRINCIPAL SHAREHOLDERS

As of March 1, 2001 we have outstanding 850,350 shares of common stock. The following table sets forth information regarding the beneficial ownership of our common stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares, (2) each of our directors who owns any shares, (3) each Named Executive Officer, and (4) all directors and executive officers as a group.

                                     Beneficial Ownership
                                     of Common Stock (1)(2)
                                -------------------------------
                                  Number of Shares   Percentage
                                  -----------------------------
Earl W. Powell (3)(5)                766,497          85.3%
Phillip T. George, M.D. (4)(6)       345,965          38.5
Trivest II, Inc.(7)                  400,327          44.6
Trivest Equitites, Inc (8)           336,170          37.4
Bobby Tesney                          11,626           1.3
Vincent A. Tortorici,Jr                7,046           0.8
Rick J. Stephens                       7,000           0.8
Jerry C. Camp                          2,000           0.2
Stewart H. Long                          261          0.03
All directors and executive officers
 as a group (6 persons)(9)           794,337          86.1%
----------

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

(3) The beneficial owner's address is 2665 South Bayshore Drive, Suite 800, Miami, Florida 33133.


(4) The beneficial owner's address is c/o Brava LLC, 2601 South Bayshore Drive, Suite 7250, Miami, Florida 33133.


(5) Includes 30,000 shares held of record directly, 400,327 shares held of record by Trivest Furniture Partners, Ltd. and 336,170 shares held of record by Trivest Fund II Group, Ltd. See notes (6) and (7) below.

(6) Includes 9,795 shares held of record directly and 336,170 shares held of record by Trivest Fund II Group, Ltd. See notes (7) and (8) below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(7) Includes 400,327 shares held of record by Trivest Furniture Partners, Ltd., a privately-held investment partnership. Trivest II, Inc. serves as the sole general partner of TFP, Ltd., which in turn is the sole general partner of Trivest Furniture Partners, Ltd. Mr. Powell is its sole director and controlling shareholder.

(8) Includes 336,170 shares held of record by Trivest Fund II Group, Ltd., a privately-held investment partnership. Trivest Equities, Inc. serves as the sole general partner of Trivest Fund II Group, Ltd. Messrs. Powell and George are executive officers and the sole directors of Trivest Equities, Inc. Mr. Powell is its controlling shareholder.

(9) Includes 400,327 shares held of record by Trivest Furniture Partners, Ltd. and 336,170 shares held of record by Trivest
      Fund II Group, Ltd. See notes (7) and (8).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT SERVICES AGREEMENT WITH TRIVEST

In December 1994, we entered into a ten-year investment services agreement with Trivest, pursuant to which Trivest provided us with corporate finance, strategic and capital planning and other management advice, including (1) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals, (2) providing reports to us with respect to the value of our assets, and (3) rendering advice with respect to acquisitions, dispositions, financing and refinancing. Under the investment services agreement, Trivest received a base annual fee of $0.5 million in 1994, subject to annual cost-of-living increases. In addition, for each additional business we acquired, Trivest's base compensation generally increased by the greater of (1) $0.1 million, and (2) the sum of 5% of the additional business' projected annual earnings before income taxes, interest expense and amortization of goodwill, or EBITA, for the fiscal year in which it was acquired, up to $2.0 million of EBITA, plus 3.5% of EBITA in excess of $2.0 million. Moreover, subject to the approval of our board, including a majority of disinterested directors, for each acquisition or disposition of any business operation by us introduced or negotiated by Trivest, we generally paid Trivest a fee of up to 3% of the purchase price. We paid Trivest an aggregate of approximately $0.6 million in 1996, $0.6 million in 1997 and $0.9 million in 1998 under the investment services agreement. We paid Trivest a fee of approximately $0.4 million in 1999 in connection with the closing of the Pompeii acquisition. In addition, fees of approximately $1.1 million relating to acquisitions were paid in 2000.

MERGER WITH TRIVEST FURNITURE CORPORATION

In August 1999, Trivest Furniture Corporation merged with and into us. We are the surviving corporation of the merger. Trivest Furniture Corporation was a newly formed corporation organized by an investor group led by Trivest. The members of our senior management have retained the positions they held prior to the merger. See "Management." Pursuant to the merger agreement, each holder of previously outstanding shares of WinsLoew common stock, other than Trivest Furniture Corporation, received $34.75 per share in cash, without interest, and the holder of each outstanding option received a cash payment equal to the difference between $34.75 and the exercise price of the option. The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by (1) an aggregate of $78.0 million in cash and rollover equity contributions valued at $34.75 per share, to Trivest Furniture Corporation from two private investment partnerships affiliated with Trivest, individuals affiliated with Trivest, members of our senior management team, other employees and additional investors, (2) aggregate borrowings of approximately $95.0 million under our senior credit facility, (3) the proceeds from the sale of the units consisting of original notes and warrants of approximately$102.5 million and (4) cash on hand of approximately $7.1 million. The members of our board of directors and senior management team received cash payments in respect of common stock and options they held prior to the merger and contributed cash and shares of our common stock to Trivest Furniture Corporation.

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



FINANCIAL ADVISORY FEE PAID TO TRIVEST

We paid a financial advisory fee to Trivest of $3.0 million when we completed the merger in 1999. Trivest assisted us in (1) reviewing, analyzing and negotiating the financial and business terms of the merger, (2) negotiating with and selecting the initial purchasers for the offering of the original notes and preparing the offering memorandum, (3) obtaining and negotiating our new senior credit facility, and (4) reviewing the services provided by our attorneys, accountants and other professionals. In addition a fee of approximately $0.4 million was paid to Trivest in 1999 in association with the Pompeii acquisition. In 2000 the Company paid Trivest approximately $1.1 million related to services in support of acquisitions.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

     (1) Financial Statements:
     Reference is made to the index set forth on page 25 of this Annual Report on Form 10-K

(2)      Financial Statements Schedules:

      The following consolidated financial statement schedule is filed herewith:

                                                    Sequential
                                                    Page Number


Schedule II - Valuation and Qualifying Accounts        87


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

           Union Capital Markets Corp.(1)
4.4           Form of Registered Note (included in Exhibit 4.1)(1)
10.1         Form of Indemnification Agreement entered into between
           the Registrant and each of the registrant's executive officers and directors(1)
10.2         Business Lease dated November 18, 1993 between
           Loewenstein, Inc. and Emanuel Vanzo(1)
10.3       Lease Agreement commencing December 15, 1995 between
            Teachers Insurance and Annuity Association and Winston
            Furniture Company of Alabama, Inc. (1)
10.4         Lease dated April, 1996 between La Salle National
           Trust, N.A. and
           Winston Furniture Company of Alabama, Inc.(1)
10.5         Lease dated May 24, 1996 between La Salle National
           Trust, N.A. and
           Winston Furniture Company of Alabama, Inc.(1)
10.6         Agreement dated August 1, 1996 between Winston
           Furniture Company of Alabama, Inc. and the Retail,
           Wholesale and Department Store Union, AFL-CIO(1)
10.7         Contract for Sale and Purchase dated June 29, 1998
           between Villella, Inc. and Thomas L. Villella, as
           Trustee of the Thomas L. Villella Family Trust(1)
10.8         Stock Purchase Agreement dated June 30, 1998 between
           Thomas Villella and Winston Furniture Company of
           Alabama, Inc.(1)
10.9       Employment Agreement dated June 30, 1999 between Peter
             Villella and Tropic Craft, Inc. (1)
10.10    Stock Purchase Agreement dated as of June 30, 1998
           between the Registrant and Vertiflex Company(1)
10.11    Pricing Agreement dated December 1, 1998 between
           Loewenstein, Inc. Gregson Furniture Industries and
           Marriott International, Inc.(1)
10.12    Lease dated August 1, 1998 between Nitram Partners,
           Ltd. and Miami Metal Products, Inc. as amended.(1)
10.13       Stock Purchase Agreement, dated as of November 23,
           1998 among Winston Furniture Company of Alabama, Inc.
           and Miami Metal Products, Inc. Industrial Mueblera
           Pompeii de Mexico, S.A. de C.V. and certain named sellers, as amended(1)
10.14    Lease Agreement dated March 1, 1999 between E.V.
           Ferrell, Jr., Sarah T. Ferrell and Pompeii Furniture
           Industries
10.15    Employment Agreement dated July 30, 1999 between Winston Furniture
           Company of Alabama, Inc. and Perry B. Martin (1)

10.16    Consulting Agreement dated July 30, 1999 between Winston Furniture
           Company of Alabama, Inc. and Leo Martin (1)

10.17       Purchase Agreement dated August 19, 1999 among
           WinsLoew Escrow Corp., Trivest Furniture Corporation (each of whose obligations have been assumed by the Registrant) and Bear, Stearns & Co. Inc., BancBoston Robertson Stephens Inc. and First Union Capital Markets Corp.(1)
10.18    Warrant Agreement dated as of August 24, 1999 between
           WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust Company(1)
10.19       Loan and Security Agreement dated as of August 27,
           1999 among the Registrant, its domestic subsidiaries, the lenders named therein, BancBoston, N.A. as administrative agent, Heller Financial, Inc. and CIBC, Inc. as co-agents for the lenders(1)

10.20       Investors Agreement dated August 27, 1999 among
           Trivest Furniture Corportion, Trivest Furniture
           Partners, Ltd., Trivest Fund II Group, Ltd., and various investors identified therein(1)
10.21       Exchange and Subscription Agreement dated August 27,
           1999 among Trivest Furniture Corporation and various investors identified therein(1)
10.22       WinsLoew 1999 Key Employee Equity Plan(1)
10.23       Form of Subscription Agreement (included in Exhibit
           10.22)(1)
10.24       Form of Shareholders' Agreement (included in Exhibit
           10.22)(1)
10.25       Management Agreement dated August 27, 1999 between the
           Registrant and Trivest II, Inc.(1)
10.26       Employment Agreement dated August 27, 1999 between the
           Registrant and Bobby Tesney(1)
10.27       Employment Agreement dated August 27, 1999 between the
           Registrant and Vincent A. Tortorici, Jr.(10.28)(1)
10.28       Severance Agreement dated August 27, 1999 between the
           Registrant and Bobby Tesney(10.29)(1)
10.29       Severance Agreement dated August 27, 1999 between the
           Registrant and Vincent A. Tortorici, Jr.(10.30)(1)
10.30    Employment Agreement dated December 6, 1999 between
           the Registrant and Stewart Long(4)
10.31    Stock Purchase  Agreement by and among WinsLoew  Furniture,  Inc.
           and Doug Curtis, et al., the Stockholders of Wabash Valley Manufacturing, Inc. and Wabash Manufacturing, Inc. dated as of
           March 31, 2000(2.1) (3)
10.32    Employment  Agreement  dated March 31, 2000  between  Jerry  Shilling and Wabash Valley Manufacturing, Inc.(2.2)(3)
10.33    Employment Agreement dated March 31, 2000 between Michael Shilling and
           Wabash Valley Manufacturing, Inc.(2.3)(3)

10.34 Subscription and Shareholder Agreement dated March 31, 2000 between Michael Shilling and WinsLoew Furniture, Inc.(2.4)(3)

10.35 Subscription and Shareholder Agreement dated March 31, 2000 between Jerry Schilliing and Winsloew Furniture,Inc.(2.5) (3)

10.36 Asset Purchase Agreement dated June 16, 2000 between Loewenstein, Inc. and Stuart-Clark Inc., Stuart Clark Office Furniture Division, Inc and Stuart-Clark Manufacturing, Inc.(2)

10.37       Subscription and Shareholder Agreement dated June 16, 2000 between
           Donald N. Clark and WinsLoew Furniture, Inc.(2)

10.38       Stock Purchase Agreement dated August 11, 2000 by and among WinsLoew
                 Furniture, Inc. and the Stockholders of Charter Furniture, Corporation(2)



10.39    Subscription and Shareholder Agreement dated August 11, 2000 between
           Albert Bertram and Winsloew Furniture, Inc.(2)

10.40    Subscription and Shareholder Agreement dated August 11, 2000 between
           James S. Pepping and Winsloew Furniture, Inc.(2)

10.41    Amendment No. 1 to Loan and Security Agreement dated as of August 27,
           1999 among the Registrant, its domestic subsidiaries, the lenders named therein, BancBoston, N.A. as administrative agent, Heller Financial, Inc. and CIBC,
           Inc. as co-agents for the lenders(2)

10.42    Amendment No. 2 to Loan and Security Agreement dated as of August 27,
           1999 among the Registrant, its domestic subsidiaries, the lenders named therein, BancBoston, N.A. as administrative agent, Heller Financial, Inc. and CIBC,
           Inc. as co-agents for the lenders(2)

10.43    Amendment No. 3 to Loan and Security Agreement dated as of August 27,
           1999 among the Registrant, its domestic subsidiaries, the lenders named therein, BancBoston, N.A. as administrative agent, Heller Financial, Inc. and CIBC,
           Inc. as co-agents for the lenders(2)

10.44    Lease Agreement dated May 1, 2000 by and between The Industrial.
            Development Board Of The City Of Haleyville, Alabama and Winston Properties, Inc.(2)


10.45    Trust Indenture dated May 1, 2000 between The Industrial
            Development Board Of The City Of Haleyville, Alabama and First Commercial Bank ( As Trustee).(2)


12.1         Statement of Computation of Ratio of
            Earnings to Fixed Charges(2)
21.1         Subsidiaries of the Registrant(2)


            (1)Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's S- 4 Filed November 18, 1999 ( No.333-90499 )

            (2)      Filed herewith


            (3)Incorporated by reference to the exhibits, shown in
               parentheses and filed with the Registrant's 8- K Filed April 11, 2000 (No. 033-85476)


            (4)Incorporated by reference to the exhibits, shown in
               parentheses and filed with the Registrant's 10- K Filed March 29, 2000 (No. 033-85476)





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

                              WINSLOEW FURNITURE, INC.

Date: March 23, 2001          By: /s/Bobby Tesney
                                 ------------------
                            Bobby Tesney
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

     Signature                 Title                Date
-----------------------     ----------------      -----------------

/s/Bobby Tesney                President,Chief
Bobby Tesney                   Executive Officer
                               and Director
                               (Principal Executive
                                   Officer)

/s/Vincent A. Tortorici, Jr.   Vice President and
----------------------------
Vincent A. Tortorici, Jr.      Chief Financial
                               Officer (Principal
                                Financial and
                                Accounting Officer)

/s/Earl W. Powell              Chairman of the Board
-----------------
Earl W. Powell

/s/William F. Kaczynski, Jr.   Director
----------------------------
William F. Kaczynski, Jr.

/s/David M. Solomon_           Director
-------------------
David M. Solomon


/s/Robert G. Calton_           Director
-------------------
Robert G. Calton


/s/Walter J. Olson, III        Director
-----------------------
Walter J. Olson III

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                            WINSLOEW FURNITURE, INC.

                                December 31, 2000

 Col. A         Col. B        Col. C        Col. D       Col. E       Col. F
------------    --------     ---------     ---------    ---------    ---------
              Balance at     Charged       Charged                   Balance
              Beginning      to Costs      to Other                  at End
 Description  Of Period      and Expense   Accounts     Deductions   of Period
----------------------    -----------     --------     --------      -----------

Predecessor Company:

Year ended December
 31, 1998 allowance
 for doubtful
 accounts       $788,000     $1,331,000        --       ($425,000)(1) $1,694,000

Period from January 1, 1999 to
 August 26, 1999 Allowance
 for doubtful
 accounts     $1,694,000      $241,508     $286,000(3)  ($65,377)(1) $2,156,131

Successor Company:

Period from August 27, 1999
 to December 31, 1999 Allowance
 for doubtful
 accounts     $2,156,131        150,492            0      (208,623)    2,098,000

Year ended December
 31, 2000 allowance
 for doubtful
 accounts     $2,098,000       $672,046    $250,000(3)     $81,025(1) $3,101,071


Predecessor Company:


Year ended December 31, 1998 allowance
 for excess and
 obsolete
 inventory      $374,000        $702,000         --       ($581,000)(2) $495,000


Period ended January 1 , 1999
 to August 26, 1999 Allowance
 for excess and
 obsolete
 inventory       $495,000       $593,632    $     --       ($88,947)(2) $999,685

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                            WINSLOEW FURNITURE, INC.

                                December 31, 2000

 Col. A         Col. B        Col. C        Col. D       Col. E       Col. F
------------    --------     ---------     ---------    ---------    ---------
              Balance at     Charged       Charged                   Balance
              Beginning      to Costs      to Other                  at End
 Description  Of Period      and Expense   Accounts     Deductions   of Period
----------------------    -----------     --------     --------      -----------

Period ended August 27, 1999
 to December 31, 1999 Allowance
 for excess and
 obsolete
 inventory    $999,685      $(128,632)     $516,000     ($188,053)    $1,199,000


Year ended December 31, 2000 allowance
 for excess and
 obsolete
 inventory   $1,199,000       $(48,738)    $300,000(3)  ($366,491)(2) $1,083,771


(1) Uncollectible accounts receivable written-off (2) Excess and obsolete inventory written-off (3) Amounts established as a result of acquisitions