Form 10-Q
period 2001-03-31
WINSLOEW FURNITURE INC
filed 2001-05-14
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 30, 2001
                             -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
    Yes  X  .  No
       ------  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at April 23, 2001
- ---------------          -----------------------------------
$ .01 par value                     850,497




                            WINSLOEW FURNITURE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

         Item 1.  Financial Statements
                           Consolidated Balance Sheets .................    3
                           Consolidated Statements of Income ...........    4
                           Consolidated Statements of Cash Flows .......   5-6
                           Notes to Consolidated Financial Statements ..   7-10

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   11-15


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ....................................   16

         Item 4.  Submission of Matters to a Vote of
                     Security Holders ..................................   16

         Item 6.  Exhibits and Reports on Form 8-K .....................   17

Signatures .............................................................   18




































                                    PART I.  FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                                 WinsLoew Furniture, Inc. and Subsidiaries
                                        Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)                         March 30,      December 31,
                                         2001            2000
                                       ---------     -----------
Assets
Cash and cash equivalents               $   328         $   602
Accounts receivable, less
  allowances for doubtful accounts       42,020          36,992
Inventories                              22,853          20,198
Prepaid expenses and other
  current assets                          5,713           5,742
                                         -------        --------
          Total current assets           70,914          63,534

Property, plant and equipment, net       27,402          27,827
Goodwill, net                           270,979         269,258
Other assets                              6,885           7,004
                                         -------         -------
        Total Assets                   $376,181        $367,622
                                        ========        ========

Liabilities and Stockholders' Equity
Current portion of long-term debt     $   4,775          $4,025
Accounts payable                          6,652           5,739
Accrued interest                          3,264           6,765
Other accrued liabilities                16,522          13,221
                                         -------         -------
          Total current liabilities      31,213          29,750

Long-term debt, net of current portion  245,840         238,147
Deferred income taxes                     1,849           1,849
                                         -------         -------
          Total liabilities             278,902         269,746
                                        -------         -------
Commitments and contingencies

Stockholders' equity: Common stock; par value $.01 per share, 1,000,000 shares authorized at March 30,2001 and December 31, 2000 with 850,497 and 850,350 shares issued and outstanding at March 30, 2001
  and December 31, 2000 respectively          9               9
 Additional paid-in capital              88,839          88,819
 Retained earnings                        8,474           9,048
 Accumulated Other Comprehensive
  Loss                                      (43)             --
                                         -------         -------
          Total stockholders' equity     97,279          97,876
                                         -------         -------
                                       $376,181        $367,622
                                       ========        =========

                            See accompanying notes.







                    WinsLoew Furniture, Inc and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

(In thousands)
                       For The Quarters Ended
                       ----------------------
                        March 30,   March 31,
                          2001        2000
                       ---------  ---------
Net sales ..........   $ 39,718    $ 39,353
Cost of sales ......     24,717      23,551
                       --------    --------
   Gross profit ....     15,001      15,802

Selling, general
  and administrative
  expenses .........      7,142       6,873
Amortization .......      1,877       1,518
                       --------    --------
   Operating income       5,982       7,411

Interest expense
                          7,267       6,537
                       --------    --------
Income before
  income taxes .....     (1,285)        874
Provision for
  income taxes .....       (711)        484
                       --------    --------
Net income/(loss) ..   $   (574)   $    390
                       ========    ========


                          See accompanying notes.


























                    WinsLoew Furniture, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows(Unaudited)
(In thousands)
                                     For the Three Months Ended
                                      -------------------------
                                         March 30,     March 31,
                                           2001           2000
                                        ---------     ----------
Cash flows from operating activities:
Net income/(loss) ......................   $   (574)   $    390
Adjustments to reconcile net
  income (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization ..........      2,744       2,137
Provision for losses on accounts
  receivable ...........................       (661)         98
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable ..................     (3,953)     (9,952)
  Inventories ..........................     (2,273)     (2,063)
  Prepaid expenses and other
    current assets .....................         69        (306)
  Refundable income taxes ..............       --         6,150
  Other assets and goodwill, net .......        (78)        (12)
  Accounts payable .....................        638       1,167
  Accrued interest .....................     (3,501)     (2,658)
  Other accrued liabilities ............       (714)     (1,097)
                                           --------    --------
   Total adjustments ...................     (7,729)     (6,536)
   Net cash used in
     operating activities ..............     (8,303)     (6,146)
                                           --------    --------

Cash flows from investing activities:
  Capital expenditures, net of disposals       (120)       (358)
  Investment in subsidiaries ...........       (229)    (35,499)
                                           --------    --------
  Net cash used in investing activities        (349)    (35,857)
                                           --------    --------

Cash flows from financing activities:
  Net borrowings under
   revolving credit agreements .........      8,156      15,669
  Net borrowings for acquisitions ......        288      20,000
 Proceeds from issuance of
   common stock, net ...................         20       7,100
  Repurchase and cancellation of stock .       --          (900)

 Deferred financing costs ..............        (86)       --

                                           --------    --------
  Net cash provided by financing
  activities ...........................      8,378      41,869
                                           --------    --------

Net decrease in cash and
     cash equivalents ..................       (274)       (134)









                    WinsLoew Furniture, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows(Unaudited)
                                 (In Thousands)

                                        For the Three Months Ended
                                         -------------------------
                                         March 30,       March 31,
                                           2001           2000
                                         ---------     ----------
Cash and cash equivalents at
  beginning of year                         602             710
                                         ---------     ----------
Cash and cash equivalents at
  end of period                         $   328          $  576
                                         =======        =======
For the Three Months Ended
                                        -------------------------
                                         March 30,       March 31,
                                           2000            2000
                                        ---------     ----------
Supplemental disclosures:
        Interest paid                   $10,397          $8,829
        Income taxes paid                   261             ---
                                        ========       ========


Investing activities included the acquisition of The Woodsmiths Company:



Initial Investment                      $   287
Cash acquired                              (58)
                                         ========
Initial Investment                          229


                          See accompanying notes


































                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries (the "Company" or "WinsLoew") that are for interim periods do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1, 2001 through March 30, 2001. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.



2.  Inventories

Inventories consisted of the following:

(In thousands)
                          March 30,    December 31,
                           2001           2000
                         ----------    ------------
Raw materials            $13,885         $13,398
Work in process            3,252           3,262
Finished Goods             5,716           3,538
                         -------         -------
                         $22,853         $20,198
                         =======         =======












3.  Capital Stock

At December 31, 2000, there were 850,350 shares outstanding. Since December 31, 2000 and as of March 30, 2001, the Company has issued 147 shares for $0.02 million. These shares were not related to the Woodsmiths acquisition. As of March 30, 2001 there were 850,497 shares outstanding.

4.   Acquisitions

On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom table tops for the contract and hospitality industry, is located in Pompano Beach Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 note payable to the sole shareholder of Woodsmiths.

In addition, the stock purchase agreement provides for an additional contingent deferred payment of up to $1,000,000 based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees. The maximum contingent payment amount of $1,000,000 was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. The amount of any such contingent payment will be made directly to the former sole shareholder.

The acquisition resulted in goodwill of approximately $3.4 million and was accounted for under the purchase method of accounting. The operating results of Woodsmiths have been included in the consolidated operating results beginning with the month of March.

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

On March 31, 2000 the Company purchased all of the stock of Wabash. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $21.9 million and was accounted for under the purchase method of accounting. During the second quarter of 2000 an additional $0.6 million payment was made as part of the final working capital purchase adjustment. The payment was financed under the Company's revolving credit facility. The operating results of Wabash have been included in the consolidated operating results for the second quarter.

The following unaudited pro forma information has been prepared assuming that the Woodsmiths, Charter, Stuart Clark and Wabash Valley acquisitions occurred on January 1, 2000. Permitted pro forma adjustments include only the effects of events directly attributable to the transactions that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been in effect for the entire period presented.


                                                    Three months ended
(In thousands)                                  March 30,           March 31,
                                                  2001               2000
                                                  ----               ----

Net sales                                       $ 40,390          $ 51,756
Income (loss) before taxes                        (1,279)              847
Net income (loss)                                   (570)              380
                                                 ========         ========

5. Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.

                       (In thousands)
                                     Three Months Ended
                                   ----------------------
                                    March 30,    March 31,
                                      2001         2000
                                   ---------     --------
NET SALES:
Casual products .................   $ 19,974    $ 19,652
Contract and Hospitality products     17,503      15,725
Ready to assemble products ......      2,241       3,976
                                    --------    --------
   Total net sales ..............   $ 39,718    $ 39,353
                                    ========    ========
SEGMENT GROSS PROFIT:
Casual products .................   $  8,737    $  9,344
Contract and Hospitality products      5,918       5,608
Ready to assemble products ......        346         850
                                    --------    --------
   Total segment gross profit ...     15,001      15,802
Reconciling items:
Selling, general and
   administrative expenses ......      7,142       6,873
Amortization ....................      1,877       1,518
                                    --------    --------
   Operating income .............      5,982       7,411
Interest expense ,net ...........      7,267       6,537
                                    --------    --------
Income/(loss) before income taxes   $ (1,285)   $    874
                                    ========    ========


(In thousands)                            March 30,       March 31,
                                            2001           2000
                                          --------       --------
SEGMENT ASSETS:
Casual products                          $126,432       $122,766
Contract and Hospitality products          51,581         23,487
Ready to assemble products                  5,901          8,175
                                          -------        -------
   Total                                  183,914        154,428
Reconciling items:
Corporate                                 192,267        196,749
                                         --------       --------
Total consolidated assets                $376,181       $351,177
                                         ========       ========





6.       Subsequent Events


On May 8, 2001 the Company acquired Brown Jordan International, Inc. Brown Jordan International, Inc. is the parent company of Brown Jordan Company and Casual Living Worldwide. Brown Jordan, El Monte, CA, is a leading designer, manufacturer, and marketer of casual furniture targeting the premium segment of the casual furniture market, while Casual Living Worldwide, Oxnard, CA, is a leading producer in the value-priced segment of the casual furniture market.

The $125 million purchase price consists of $80.4 million of equity with the $44.6 million balance resulting from the payment of outstanding indebtedness. The acquisition was funded with $54 million of equity and $22 million of notes issued to the sellers, with the balance obtained through a replacement of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility. The acquisition will be accounted for under the purchase method of accounting.


7. Accounting Pronouncements

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials. The fair value of theses contracts was not material upon adoption of the standard or at the end of fiscal 2000.

Adoption of SFAS No. 133 on January 1, 2001 resulted in recording the fair value of the contracts as a derivative liability on the balance sheet with the corresponding debit to Accumulated Other Comprehensive Income.































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

Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core casual furniture and seating businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering in the casual segment that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets; Pompeii, a manufacturer of upper-end casual furniture sold into both the residential and contract markets and Wabash Valley, a manufacturer of site amenities products in the institutional and corporate markets. Our balanced approach to growth has also resulted in acquisitions to complement our seating segment. These acquisitions included Stuart Clark and Charter during 2000, both of which manufacture upholstered furniture for the hospitality industry.

In addition, The Company purchased The Woodsmiths Company in March 2001. Woodsmiths is a manufacturer of custom tabletops for the contract and hospitality markets. The acquisition was accounted for under the purchase method of accounting and accordingly, the operating results of Woodsmiths have been included in the consolidated operating results beginning in March 2001.


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                               Three Months Ended
                   ------------------------------------------------
                         March 30, 2001            March 31, 2000
                   ------------------------ -----------------------
                    Net    Gross   Gross     Net     Gross  Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture   $19,974  $ 8,737  43.7%  $19,652 $ 9,344  47.5%
Contract/Hosp.      17,503    5,918  33.8%   15,725   5,608  35.7%
RTA                  2,241      346  15.4%    3,976     850  21.4%
                   -------  -------         -------  ------
Total              $39,718  $15,001  37.8%  $39,353 $15,802  40.2%
                   =======  =======         ======= =======




The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                                      Three Months Ended
                                     ------------------
                                    March 30,      March 31,
                                      2001          2000
                                    --------      --------
Gross margin                          37.8%        40.2%
Selling, general and
   administrative expense             18.0%        17.5%
Amortization                           4.7%         3.9%
Operating income                      15.1%        18.8%
Interest expense, net                 18.3%        16.6%
Income before income taxes            (3.2)%        2.2%
Net income                            (1.4)%        1.0%
















Comparison of Three Months Ended March 30, 2001 and March 31, 2000

Net Sales
 WinsLoew's consolidated net sales for the first quarter of 2001, $39.7 million, increased $0.3 million or 0.9 % from $39.4 million in the first quarter 2000.

Casual product line sales decreased by 26.8% from the first quarter of 2000 excluding the effect of the Wabash acquisition. This decline results from softness in the residential casual market, as a result of unfavorable weather conditions in the Company's primary Northeast and Midwest markets. When including the acquisition of Wabash, casual sales increased 1.6% during the first quarter of 2001 when compared to the first quarter of 2000. Sales in the contract and hospitality product line, excluding the effect of the Stuart Clark, Charter and Woodsmiths acquisitions, for the first quarter decreased by 18.8% when compared to the same period in 2000. This reflects the slowdown in new construction and refurbishing projects in the contract market. When including all acquisitions, contract and hospitality sales increased 11.3% during the first quarter of 2001 when compared to the first quarter of 2000. The RTA product line experienced a sales decline of 43.6% over 2000 as major customers reduced inventories, scaled back catalog distribution and tightened credit for their catalog customers.


Gross Margin
 Consolidated gross margin was 37.8% in the first quarter of 2001, compared to 40.2% in the first quarter of 2000. The margin decline is due to a combination of acquisitions, underabsorbed overhead related to volume, and product mix particularly within the contract and hospitality segment. Specifically, gross margins in the casual product line decreased from 47.5 % in the first quarter of 2000 to 43.7% during the first quarter of 2001. 1.8% of the decline is due to the product mix associated with the Wabash acquisition, while the balance is volume related. The gross margin for contract and hospitality declined to 33.8% in the first quarter of 2001, compared to 35.7% in the first quarter of 2000. Approximately 1.4% of the margin decline results from the effect of acquisitions while the balance of 0.5% is due to unfavorable product mix within the existing contract and hospitality businesses. Gross margins in the RTA product line decreased from 21.4% in the first quarter of 2000 to 15.4% during the first quarter of 2001 reflecting the decrease in sales volume.

Selling, General and Administrative Expenses
 Selling, general and administrative expenses increased $0.3 million in the first quarter of 2001, compared to the first quarter of 2000. Increases of $2.5 million were directly attributable to recent acquisitions were offset by a $0.8 million adjustment of allowances for doubtful accounts. When adjusting for the effect of acquisitions and the allowance for doubtful accounts, expenses declined over $1.0 million in the first quarter of 2001, compared to the same period of 2000.


Amortization
 Amortization expense increased $0.4 million in the first quarter of 2001, compared to the first quarter of 2000, due to amortization associated with the Wabash, Stuart Clark, Charter and Woodsmiths acquisitions.

Operating Income
 As a result of the above, operating income decreased by $1.4 million, to $6.0 million (15.1% of net sales) in the first quarter of 2001, compared to $7.4 million (18.8% of net sales) in the first quarter of 2000.




Interest Expense
 Interest expense increased by $0.7 million in the first quarter of 2001, compared to the first quarter of 2000. The increase is the result of increases in The Company's base borrowing rate as well as additional debt assumed in support of acquisitions.

Provision for Income Taxes
 The Company's effective tax rate from continuing operations for the first quarter of 2001 was 55.3% compared to 55.4% for the first quarter of 2000. The effective tax rate is greater than the federal statutory rate due primarily to the effect of state income taxes and non-deductible goodwill amortization.


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

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At March 30, 2001, the Company had $39.7 million of working capital and $5.1 million of unused and available funds under its revolving credit facility.

Cash Flows from Operating Activities. Cash used in operating activities was $8.2 million and $6.1 million for the first three months of 2001 and 2000 respectively. The increase in cash used results primarily from increased debt service.


Cash Flows from Investing Activities. Cash used in investing activities was $0.4 million and $35.9 million for the first three months of 2001 and 2000 respectively. Cash invested during the first three months of 2001 included $0.2 million in support of acquisitions compared to $35.5 million for acquisitions in the first quarter of 2000.

Cash Flows From Financing Activities. Net cash provided by financing activities during the first three months of 2000 was $8.4 million compared to net cash provided in financing activities of $41.9 million in the three months of 2000. During the first quarter of 2001 a total of $0.2 million was provided for acquisitions compared to $35.5 million provided in 2000 for the Wabash acquisition. In addition, the first quarter of 2000 included stock repurchases totaling $0.9 million.







Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 2001 by entering into foreign currency forward contracts with a value of $2.8 million, of which $2.1 million were outstanding and unsettled at March 30, 2001. The Company did not incur significant gains or losses during the first quarter as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy; the Company does not speculate in foreign currency.










































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

As reported in Part I item III of the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1999 and 2000, and incorporated herein by reference, the Company and former members of its board of directors have been named as defendants in a lawsuit filed on March 25, 1999 in the Circuit Court of Jefferson County, Alabama, styled Craig Smith v. WinsLoew Furniture, Inc. et al.

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

On January 11, 2001 the Honorable Thomas Woodall entered an order giving preliminary approval to a proposed settlement of this action. The proposed settlement provides for no additional benefit to be bestowed upon the class and possible payment by the Company of attorney fees in an amount not to exceed $575,000.00. A final hearing was held on April 24, 2001. At the hearing the settlement was approved and the case was dismissed with prejudice.



Item 4.  Submission of Matters to a Vote of Security Holders

(a)      None



















Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1 Stock Purchase Agreement by and among Loewenstein, Inc., The Woodsmiths Company, Inc. and Raynor E. Baldwin dated as of March 9, 2001 (1)


27     Financial Data Schedule


         (1) Filed herewith

(b)      Reports on Form 8-K

         None










































                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WINSLOEW FURNITURE,INC


                                     By:/s/ Bobby Tesney
   May 11, 2001                         Bobby Tesney
                                         President and Chief Executive Officer


   May 11, 2001                         By:/s/ Vincent A.Tortorici, Jr.
                                           ----------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer