Form 10-Q
period 2001-06-29
WINSLOEW FURNITURE INC
filed 2001-08-10
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 29, 2001
                             -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
    Yes  X  .  No
       ------  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at July 18, 2001
- ---------------          -----------------------------------
$ .01 par value                     1,000




                            WINSLOEW FURNITURE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

         Item 1.  Financial Statements
                           Consolidated Balance Sheets                         3
                           Consolidated Statements of Operations               4
                           Consolidated Statements of Cash Flows             6-7
                           Notes to Consolidated Financial Statements       8-13

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   14-19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           20

         Item 4.  Submission of Matters to a Vote of
                     Security Holders                                         20

         Item 6.  Exhibits and Reports on Form 8-K                            21

Signatures                                                                    22



































 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
                                                              WinsLoew Furniture, Inc. and Subsidiaries
                                                                     Consolidated Balance Sheets
                                                                      (Unaudited) (In Thousands)
                                                                     June 29,       December 31,
                                                                      2001             2000
                                                             --------------------------------
Assets
Cash and cash equivalents                                             4,888              602
Accounts receivables, less
  allowance for doubtful accounts                                    55,851           36,992
Inventories                                                          31,451           20,198
Prepaid expenses and other
  current assets                                                     10,661            5,742

                                                             --------------------------------
          Total current assets                                      102,851           63,534

Property, plant and equipment, net                                   35,235           27,827
Goodwill, net                                                       345,695          269,258
Other assets                                                         16,788            7,004
                                                             --------------------------------
          Total Assets                                              500,569          367,623
                                                             ================================

Liabilities and Stockholders' Equity
Current portion of long-term debt                                     5,325            4,025
Accounts payable                                                     12,345            5,739
Accrued interest                                                      6,477            6,765
Other accrued liabilities                                            27,818           13,221

                                                             --------------------------------
          Total current liabilities                                  51,965           29,750

Long-term debt, net of current portion                              274,378          238,147
Deferred income taxes                                                 3,324            1,849
                                                             --------------------------------
          Total liabilities                                         329,667          269,746
                                                             --------------------------------

Commitments and contingencies
Stockholders' equity:
Common stock; par value $.01
  per share, 1,000 shares
  authorized, issued and outstanding
  at June 29, 2001,
1,000,000 shares authorized at
  December 31, 2000 with 850,350
 shares issued and outstanding                                            -                9
Additional paid-in capital                                          162,793           88,819
Retained earnings                                                     8,180            9,048
Accumulated Other Comprehensive
  Loss                                                                 (71)                -

                                                             --------------------------------
                                                             --------------------------------
          Total stockholders' equity                                170,902           97,876
                                                             --------------------------------

                                                                    500,569          367,622
                                                             ================================
                           See accompanying notes.


                    WinsLoew Furniture, Inc. and
                             Subsidiaries
                     Consolidated Statements of
                             Operations
                            (Unaudited)
                          (In Thousands)

                         Three Months Ended
                         June 29,  June 30,
                          2001       2000
                         -----------------
Net sales ...........    79,253     57,425
Cost of sales .......    51,205     32,981

                        -------     -------
     Gross Profit ...    28,048     24,444

Selling, general
  and administrative
  expenses ..........    12,216      8,647
Amortization ........     2,321      1,743

                         ------     -------
     Operating income    13,511     14,054

Interest expense ....    11,277      6,844

                         ------     -------

Income before
  income taxes ......     2,234      7,210
Provision for
  income taxes ......     2,530      3,995

                          ------    -------

Net income/(Loss) ...      (296)     3,215
                          =======   =======



                          See accompanying notes.



















                              WinsLoew Furniture, Inc. and Subsidiaries
                                Consolidated Statements of Operations
                                    (Unaudited) (In Thousands)

                                        Six Months Ended
                                      June 29,        June 30,
                                       2001            2000
                                -----------------------------
Net sales                            118,970          96,778
Cost of sales                         75,920          56,532

                                -----------------------------
     Gross Profit                     43,050          40,246

Selling, general
  and administrative
  expenses                            19,357          15,520
Amortization                           4,198           3,261

                                -----------------------------
     Operating income                 19,495          21,465

Interest expense                      18,543          13,381

                                -----------------------------

Income before
  income taxes                           952           8,084
Provision for
  income taxes                         1,819           4,479

                                -----------------------------
                                -----------------------------
Net income/(Loss)                      (867)           3,605
                                =============================


























                                                            WinsLoew Furniture, Inc. and
                                                                    Subsidiaries
                                                        Consolidated Statements of Cash Flows
                                                             (Unaudited) (In Thousands)

                                                               For the Six Months Ended
                                                       --------------------------------------
                                                               June 29,         June 30,
                                                                2001             2000
                                                       --------------------------------------

Cash flows from operating activities:
Net (Loss)/ income                                              (868)            3,605
Adjustments to reconcile net (loss)/
  income to net cash provided by
  operating activities:
Depreciation and amortization                                   9,169            4,666
Provision for losses on accounts
  receivables                                                 (1,479)              227
Provision for losses on inventory                               1,128                -
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
Accounts receivable                                            14,645            (224)
Inventories                                                     1,313            (146)
Prepaid expenses and other
  current assets                                                2,432               29
Refundable income taxes                                             -            6,908
Other assets and goodwill, net                                   (11)              (5)
Accounts payable                                              (1,426)            2,086
Accrued interest                                                (288)            1,017
Other accrued liabilities                                     (7,514)            1,157
Deferred income taxes                                           1,475                -

                                                       --------------------------------------
  Total adjustments                                            19,444           15,715
  Net cash provided by
    operating activities                                       18,576           19,320
                                                       --------------------------------------

Cash flows from investing activities:
  Capital expenditures, net of disposals                        (463)          (1,171)
  Going private transaction                                         -             (22)
  Investment in subsidiaries                                (116,970)         (39,242)

                                                       --------------------------------------
                                                       --------------------------------------
  Net cash used in investing activities                     (117,433)         (40,435)
                                                       --------------------------------------

Cash flows from financing activities:
  Net payments under
    revolving credit agreements                              (21,482)          (7,345)
  Net borrowings for acquisitions                              58,766           20,000
  Proceeds from Senior Credit Facility                        146,844                -
  Net borrowings under IDB agreement                                -            3,900
  Proceeds from issuance of
    common stock, net                                          73,984            7,400





                                                           WinsLoew Furniture, Inc. and Subsidiaries
                                                            Consolidated Statements of Cash Flows
                                                                 (Unaudited) (In Thousands)

                                                                  For the Six Months Ended
                                                            --------------------------------------
                                                                       June 29,          June 30,
                                                                        2001               2000
                                                            --------------------------------------
Repurchase and cancellation of stock                                         -          (1,323)
Payoff of existing credit facility                                   (146,844)                -
Deferred financing costs                                               (8,125)             (75)

                                                            --------------------------------------
Net cash provided by financing
activities                                                             103,143           22,557
                                                            --------------------------------------

Net increase in cash and
  cash equivalents                                                       4,286            1,442

Cash and cash equivalents at
  beginning of year                                                        602              710
                                                            --------------------------------------

Cash and cash equivalents at
  end of period                                                          4,888            2,152
                                                            ======================================



For the Six Months Ended
                                          June 30,          June 30,
                                             2001              2000
                                   --------------------------------------

Supplemental disclosures:
     Interest paid                         15,315            11,631

     Income taxes paid                        305             1,189
                                   ======================================




Investing activites included the acquisition of Brown Jordan International:

Fair value of assets acquired                                 $143,681
Cash on-hand                                                 $ (1,185)
Liabilities assumed                                          $(25,755)
                                                   --------------------
                                                              $116,741

Investing activites also included the acquisition of The Woodsmiths Company:

Initial Investment                                              $  287
Cash Acquired                                                   $ (58)
                                                   --------------------
                                                                 $ 229

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's second quarter, which is from March 31, 2001 through June 29, 2001. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.



2.  Inventories


Inventories consisted of the following:
(In Thousands)

                                                  June 29,        December 31,
                                                      2001               2000

Raw materials                                      $23,290            $13,398
Work in process                                      3,757              3,262
Finished Goods                                       4,404              3,538
                                            ----------------------------------
                                                    31,451             20,198
                                                 =========         ==========

3.  Capital Stock

At December 31, 2000, there were 850,350 shares outstanding. In connection with the Brown Jordan International acquisition described in note 4 below, the Company converted each outstanding share of common stock into one share of common stock of WLFI Holdings, the newly formed parent company of WinsLoew. In addition, the Company issued 1,000 shares of common stock to WLFI Holdings. As of June 29, 2001 the Company has 1,000 shares outstanding.







4.   Acquisitions




On May 8, 2001 WinsLoew Furniture, Inc. (the "Company" or "Purchaser") and its parent WLFI Holdings, Inc. ("Holdings" or "Purchaser") acquired all of the outstanding stock of Brown Jordan International, Inc. ("BJI") at a purchase price of $80.4 million. The Stock Purchase Agreement by and among Holdings, the Company, BJI and the Stockholders of BJI also called for the Purchasers to repay outstanding BJI indebtedness at closing, which approximated $44.6 million. The amount of consideration paid by the Company for the BJI stock was determined through an arm's length negotiation between representatives of the Registrant and the sellers.

The total purchase price of $81.8 million, including estimated transaction costs, was allocated to the assets acquired on a preliminary basis using the fair value of the assets acquired on a preliminary basis. This preliminary basis is subject to review and subject to change. Pursuant to the purchase method of accounting, the excess of the purchase price over the $4.9 million fair value of net assets has been recorded as goodwill in the amount of $76.9 million. The operating results of Brown Jordan International have been included in the consolidated operating results beginning with the month of May.

 In order to complete the acquisition, the merger described in note 6 of this report was consummated simultaneously.

Holdings raised $52.1 million of equity and issued $22 million of subordinated notes to the sellers, both of which were contributed to the Company as additional equity. The balance of the proceeds were provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility.

On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom table tops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 note payable to the sole shareholder of Woodsmiths.

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

On August 11, 2000 the Company purchased all of the outstanding stock of Charter Furniture. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment and $15.2 million under the revolving credit facility. The acquisition resulted in goodwill of $18.7 million and was accounted for under the purchase method of accounting.

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

On March 31, 2000 the Company purchased all of the stock of Wabash Valley. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment, borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition resulted in goodwill of $21.9 million and was accounted for under the purchase method of accounting. During the second quarter of 2000 an additional $0.6 million payment was made as part of the final working capital purchase adjustment. The payment was financed under the Company's revolving credit facility. The operating results of Wabash have been included in the consolidated operating results for the second quarter.

The following unaudited pro forma information has been prepared assuming that the Brown Jordan International, Woodsmiths, Charter, Stuart Clark and Wabash Valley acquisitions occurred on January 1, 2000. Permitted pro forma adjustments include only the effects of events directly attributable to the transactions that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been in effect for the entire period presented.

                                                  Six Months Ended
(In Thousands)                             June 29,            June 30,
                                               2001                2000

Net Sales                                   189,703             193,212

Income/(Loss) before taxes                    (604)               7,270

                                         --------------------------------
Net Income/(Loss)                           (1,831)               3,100


5. Senior Credit Facility

In connection with the Brown Jordan International acquisition, WinsLoew entered into a new senior credit facility provided by a syndicate of financial institutions. The facility, which matures in March 2006, provides for borrowings of up to $225 million and is collateralized by substantially all of the assets of the Company. The facility consists of a working capital line of credit (maximum of $60 million) and a term loan (aggregate of $165 million). The working capital line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At June 29, 2001, the carrying value of the working capital line of credit, $10.4 million, approximated its fair value. The Term Loan B, with the principal balance and applicable interest rate at June 29, 2001, follows:



Principal balance                          $163.8 million
LIBOR rate                                 8.011 %
Maturity date                              March 31, 2006


At the option of the Company, the interest rates under the facility are either:
(1) the base rate, which is the higher of the prime, lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. The margins of different loans under the facility vary according to a pricing grid. The margin for term loans that are LIBOR based is 4%; margins for revolving loans that are LIBOR based range from 3.50% to 2.50% based upon WinsLoew's consolidated leverage ratio; margins on base rate loans is the applicable LIBOR margin for such type loans less 1%. As of June 29, 2001, the Term B Loan is priced at the LIBOR rate plus a margin of 4.0% and the working capital line of credit is priced at the base rate plus a margin of 2.5%.

The outstanding principal balance of Term Loan B is due 2.2% in 2001, 4.1% in 2002, 5.6% in 2003, 7.1% in 2004, 61.0% in 2005 and 20.0% in 2006.

The Company must pay commitment fees at a rate per annum equal to 0.5% on the average daily excess of revolving loan commitments over the sum of the aggregate principal amount of outstanding revolving loans ( but not any outstanding swing line loans ) plus letter of credit usage.

The facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios. At June 29, 2001 the Company was in compliance with such covenants.

The facility is secured by a pledge of the capital stock of all the Company's domestic subsidiaries.


6. Other Events In connection with the Brown Jordan International acquisition described in note 5 above, the Registrant formed Holdings as the Registrant's wholly-owned subsidiary and Holdings formed WLFI Merger, Inc., as its wholly-owned subsidiary. Immediately prior to the consummation of the acquisition, WLFI Merger, Inc. merged with and into the Registrant, with the Registrant as the surviving corporation of the merger. Pursuant to the merger
(i) each outstanding share of common stock of the Registrant was converted into one share of common stock of Holdings, (ii) each share of common stock of WLFI Merger, Inc. was converted into one share of common stock of the Registrant as the surviving corporation of the merger (iii) each share of common stock of Holdings was cancelled and (iv) each outstanding warrant of the Registrant issued pursuant to that certain Warrant Agreement dated as of August 24, 1999 (the "Warrant Agreement") between the Registrant (as successor by operation of law to WinsLoew Escrow Corp.) and American Stock Transfer & Trust Registrant, as Trustee, was assumed by Holdings in accordance with the Warrant Agreement so that each warrant became exercisable for that number of shares of Holdings common stock equal to the number of shares of Registrant common stock issuable upon the exercise of the warrant immediately prior to the merger, at the same exercise price as was in effect immediately prior to the merger.










7. Segment Information

(In thousands)                                        Three Months Ended                    Six Months Ended
                                                        June 29,     June 30,             June 29,       June 30,
NET SALES:                                                2001         2000                 2001           2000
                                                   ---------------------------      -----------------------------

Casual products                                          59,602        40,078              79,575         59,730
Contract seating products                                17,712        14,495              35,215         30,220
Ready to assemble products                                1,939         2,852               4,180          6,828
                                                   ---------------------------      -----------------------------

Total net sales                                          79,253        57,425             118,970         96,778
                                                   ===========================      =============================

SEGMENT GROSS PROFIT:
Casual products                                          22,659        18,313              31,397         27,657
Contract seating products                                 5,190         5,609              11,108         11,217
Ready to assemble products                                  199           522                 545          1,372
                                                   ---------------------------      -----------------------------

Total segment gross profit                               28,048        24,444              43,050         40,246

Reconciling items:
Selling, general and
  administrative expenses                                12,216         8,647              19,357         15,520
Amortization                                              2,321         1,743               4,198          3,261
                                                   ---------------------------      -----------------------------

     Operating income                                    13,511        14,054              19,495         21,465
Interest expense, net                                    11,277         6,844              18,543         13,381
                                                   ---------------------------      -----------------------------

Income before income taxes                                2,234         7,210                 952          8,084
                                                   ===========================      =============================



(In thousands)                                   June 29,        June 30,
                                                   2001            2000
                                          -------------------------------
SEGMENT ASSETS:
Casual products                                   244,694        112,791
Contract seating products                          51,620         29,025
Ready to assemble products                          5,669          6,791
                                          -------------------------------

Total                                             301,983        148,607
Reconciling items:
Corporate                                         198,586        195,254
                                          -------------------------------

Total consolidated assets                         500,569        343,861
                                          ===============================












8. Accounting Pronouncements

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of the statement. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company has not determined the impact that adoption of Statement 142 will have on its consolidated financial statements.




























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

Business

We market our casual furniture products to the residential market under the Winston, Pompeii, Brown Jordan, Vineyard, Shae Designs, through approximately 67 independent sales representatives to over 800 active customers, which are primarily specialty patio furniture stores located throughout the United States. In addition, we market our casual products to the mass merchandise market under the Casual Living, Better Homes and Gardens and Samsonite brand names. We also market a broad line of casual furniture products in the contract markets under the Texacraft, Tropic Craft, Pompeii and Brown Jordan brand names, primarily through our in-house sales force, to lodging and restaurant chains, country clubs, apartment developers and property management firms, architectural design firms, municipalities and other commercial and institutional users. In addition, we market a variety of products under Wabash brand name. These products are targeted at educational facilities, municipality and recreation centers, hotels and motels and other institutional and corporate users.

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

Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core casual furniture and seating businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering in the casual segment that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets; Pompeii, a manufacturer of upper-end casual furniture sold into both the residential and contract markets; Brown Jordan a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worlwide who markets to national retailers and speciality patio stores under a variety of brand names in the moderate to lower price points; Wabash Valley, a manufacturer of site amenities products in the institutional and corporate markets. Our balanced approach to growth has also resulted in acquisitions to complement our seating segment. These acquisitions included Stuart Clark and Charter during 2000, both of which manufacture upholstered furniture for the hospitality industry. In addition, The Company purchased The Woodsmiths Company in March 2001. Woodsmiths is a manufacturer of custom tabletops for the contract and hospitality markets.


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                                                               Three Months Ended

                                                    June 29, 2001                           June 30, 2000
                               ----------------------------------------------------------------------------------
                                        Net           Gross        Gross         Net          Gross        Gross
                                       Sales         Profit        Margin       Sales        Profit        Margin
                               ----------------------------------------------------------------------------------

Casual furniture                       59,602        22,659        38.0%       40,078        18,313        45.7%
Contract seating                       17,712         5,190        29.3%       14,495         5,609        38.7%
RTA                                     1,939           199        10.3%        2,852           522        18.3%
                               ----------------------------------------------------------------------------------

Total                                  79,253        28,048        35.4%       57,425        24,444        42.6%
                               ==================================================================================


                                                                Six Months Ended

                                                    June 29, 2001                           June 30, 2000
                               ----------------------------------------------------------------------------------
                                        Net           Gross        Gross         Net          Gross        Gross
                                       Sales         Profit        Margin       Sales        Profit        Margin
                               ----------------------------------------------------------------------------------
Casual furniture                       79,575        31,397        39.5%       59,730        27,657        46.3%
Contract seating                       35,215        11,108        31.5%       30,220        11,217        37.1%
RTA                                     4,180           545        13.0%        6,828         1,372        20.1%
                               ----------------------------------------------------------------------------------

Total                                 118,970        43,050        36.2%       96,778        40,246        41.6%
                               ==================================================================================






















The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                              Three Months Ended                        Six Months Ended
                                            June 29,      June 30,                   June 29,     June 30,
                                                2001          2000                       2001         2000
                                      -----------------------------             ---------------------------

Gross margin                                   35.4%         42.6%                     36.2%         41.6%
Selling, general and
  administrative expense                       15.4%         15.1%                     16.3%         16.0%
Amortization                                    2.9%          3.0%                      3.5%          3.4%
Operating income                               17.1%         24.5%                     16.4%         22.2%
Interest expense, net                          14.2%         11.9%                     15.6%         13.8%
Income before income taxes                      2.8%         12.6%                      0.8%          8.4%
Net income                                     -0.4%          5.6%                     -0.7%          3.7%


Comparison of Three Months Ended June 29, 2001 and June 30, 2000

Net Sales
 WinsLoew's consolidated net sales for the second quarter of 2001, $79.3 million, increased $21.8 million or 38.0 % from $57.4 million in the second quarter 2000.

Casual product line sales decreased by 9.1% from the second quarter of 2000 excluding the effect of acquisitions. This decline results from softness in the residential casual market, as a result of unfavorable weather conditions in the Company's primary Northeast and Midwest markets and overall economic slowdown. When including acquisitions, casual sales increased 48.7% during the second quarter of 2001 when compared to the second quarter of 2000. Sales in the contract and hospitality product line, excluding the effect of acquisitions, for the second quarter decreased by 13.0% when compared to the same period in 2000. This reflects the slowdown in new construction and refurbishing projects in the contract market. When including all acquisitions, contract and hospitality sales increased 22.2% during the second quarter of 2001 when compared to the second quarter of 2000. The RTA product line experienced a sales decline of 32.0% over 2000 as major customers reduced inventories, scaled back catalog distribution and tightened credit for their catalog customers.


Gross Margin
 Consolidated gross margin was 35.4% in the second quarter of 2001, compared to 42.6% in the second quarter of 2000. The margin decline is due to a combination of acquisitions, the impact of lower volume, and product mix particularly within the contract and hospitality segment. Specifically, gross margins in the casual product line decreased from 45.7% in the second quarter of 2000 to 38.0% during the second quarter of 2001. Approximately 8% of the decline is due to the effect of acquisitions, while the balance is mix and volume related. The gross margin for contract and hospitality declined to 29.3% in the second quarter of 2001, compared to 38.7% in the second quarter of 2000. Approximately 1.2% of the margin decline results from the effect of acquisitions while the balance is due to unfavorable product mix and lower volume within the existing contract and hospitality businesses. Gross margins in the RTA product line decreased from 18.3% in the second quarter of 2000 to 10.3% during the second quarter of 2001 reflecting the decrease in sales volume.



Selling, General and Administrative Expenses
 Selling, general and administrative expenses increased $3.6 million in the second quarter of 2001, compared to the second quarter of 2000. Increases of $4.9 million were directly attributable to recent acquisitions. This was offset by a $1.5 million adjustment of allowances for doubtful accounts. When adjusting for the effect of acquisitions and the allowance for doubtful accounts, expenses declined approximately 0.3 million in the second quarter of 2001, compared to the same period of 2000. This decline is the attributable to volume related expenses.


Amortization
Amortization expense increased $0.6 million in the second quarter of 2001, compared to the second quarter of 2000, due to amortization associated with recent acquisitions.



Operating Income
 As a result of the above, operating income decreased by $0.6 million, to $13.5 million (17.1% of net sales) in the second quarter of 2001, compared to $14.1 million (24.5% of net sales) in the second quarter of 2000.




Interest Expense
 Interest expense increased by $4.4 million in the second quarter of 2001, compared to the second quarter of 2000. $2.6 million of the increase is the write-off of deferred loan costs associated with the Company's previous Senior Credit Facility. The balance of the increase results primarily from additional debt as a result of acquisitions.

Provision for Income Taxes
 The Company's effective tax rate from continuing operations for the second quarter of 2001 was 113.2% compared to 55.4% for the second quarter of 2000. The effective tax rate is greater than the federal statutory rate due primarily to the effect of state income taxes and non-deductible goodwill amortization.

Comparison of Six Months Ended June 29, 2001 and June 30, 2000

Net Sales
WinsLoew's consolidated net sales for the first six months of 2001, $119.0 million, increased $22.2 million, or 22.9%, from $96.8 million in the first six months of 2000.

Casual product line sales decreased by 5.5% in the first six months of 2001, compared to the first six months of 2000, excluding the effect of acquisitions. When including acquisitions, casual sales increased 33.2% during the first six months of 2001 when compared to the same period of 2000. The decline is the result of poor weather in the Midwest and Northeast regions during peak sales months as well as overall market softness driven by economic slowdown.
Sales in the contract seating product line, for the first six months of 2001, excluding the effect of acquisitions, decreased by 12.5% when compared to the first six months of 2000. When including the effect of acquisitions, contract sales increased 16.5% during the first six months of 2001 when compared to the same period of 2000. This performance in seating reflects the general softness in the lodging market and the slowdown in new construction and refurbishing projects. The RTA product line experienced a sales decrease of 38.8% for the first half of 2000, when compared to the comparable prior year period due to major customers reducing inventories, scaling back catalog distribution and tightening credit for their catalog customers.

Gross Margin
Consolidated gross margin was 36.2% in the first six months of 2001, compared to 41.6% in the first six months of 2000. The casual product line gross margin decreased to 39.5% in the first half of 2001 compared to 46.3% in the first half of 2000. Approximately 6% of the margin decline is attributable to acquisitions with the balance of the decline resulting from weakness in the stronger margin retail markets. The gross margin for contract seating products declined to 31.5% in the first six months of 2001 compared to 37.1% in the first six months of 2000. Approximately 1.5% of the margin decline is the effect of acquisitions, with the balance resulting from unfavorable product mix and lower volume. The RTA product line gross margin decreased to 13.0% in the first two quarters of 2000 compared to 20.1% in the first two quarters of 2000,as a result of sales volume decrease.

Selling, General and Administrative Expenses
SG&A expenses increased $3.9 million to $19.4 million in the first six months of 2001, compared to SG&A expense of $15.5 million in the first six months of 2000. $5.6 million of the increase was the effect of acquisitions. This increase was offset by $1.5 million favorable adjustment to the Company's allowance for doubtful accounts.

Operating Income
As a result of the above, operating income decreased by $2.0 million, to $19.5 million (16.4% of net sales) in the first half of 2001 compared to $21.5 million (22.2% of net sales) in the first half of 2000.

Interest Expense
The Company's interest expense increased $5.2 million in the first six months of 2001, compared to the first six months of 2000. $2.6 million of the increase is the write-off of deferred loan costs associated with the Company's previous Senior Credit Facility. The balance of the increase results primarily from additional debt assumed in support of acquisitions and increases in the Company's base borrowing rate.


Provision for Income Taxes
The Company's effective tax rate for the first six months of 2001 was 191.3% compared to 55.4% for the first six months of 2000. The increase results from a tax adjustment to bring the Company in compliance with FASB 109. The effective tax rate is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.


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



Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At June 29, 2001, the Company had $50.9 million of working capital and $43.3 million of unused and available funds under its revolving credit facility.

Cash Flows from Operating Activities. Cash provided by operating activities was $18.6 million and $19.3 million for the first six months of 2001 and 2000 respectively.

Cash Flows from Investing Activities. Cash used in investing activities was $117.4 million and $40.4 million for the first six months of 2001 and 2000 respectively. Cash invested during the first six months of 2001 included $116.9 million in support of acquisitions compared to $39.2 million for acquisitions in the same period of 2000.

Cash Flows From Financing Activities. Net cash provided by financing activities during the first six months of 2001 was $103.1 million compared to net cash provided in financing activities of $22.6 million in the first six months of 2000. Financing activities during the first six months of 2001 focused on the Company's acquisition of Brown Jordan International and simultaneous restructuring of the Company's Senior Credit Facility. Specifically, proceeds for the acquisition and Senior Credit Facility payoff were $205.0 million under the Company's new Senior Credit facility and $51.0 million of equity investment. Of these amounts, $147.3 million was used to payoff the existing Senior Credit Facility and $104.1 was used for the acquisition of Brown Jordan International with the $4.6 million balance of funding applied to the Company's revolver balance. This is compared to the first six months of 2000 with a total of $39.3 million provided for acquisitions, with an additional $3.9 million provided from the issuance of IDB bonds. In addition, during the first six months of 2000 cash was used to retire revolving debt.



Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. These purchases expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian lira. If the U.S. dollar declines in value versus the Italian lira, the Company will pay more in U.S. dollars for these purchases. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian lira at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. However, if the Company is unable to continue such forward contract activities and the Company's inventories increase in connection with expanding sales activities, a weakening of the U.S. dollar against the Italian lira could result in reduced gross margins. The Company elected to hedge a portion of its exposure to purchases made in 2001 by entering into foreign currency forward contracts with a value of $2.8 million, of which $1.4 million were outstanding and unsettled at June 29, 2001. The Company did not incur significant gains or losses during the first six months of 2001 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy; the Company does not speculate in foreign currency.

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

On January 11, 2001 the Honorable Thomas Woodall entered an order giving preliminary approval to a proposed settlement of this action. The proposed settlement provides for no additional benefit to be bestowed upon the class and possible payment by the Company of attorney fees in an amount not to exceed $575,000.00. A final hearing was held on April 24, 2001. At the hearing the settlement was approved and the case was dismissed with prejudice. WinsLoew has fulfilled its portion of the liability under the terms of the settlement.




Item 4.  Submission of Matters to a Vote of Security Holders

(a)      None
















Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

10.1 Stock Purchase Agreement by and among WLFI Holdings, Inc., WinsLoew Furniture, Inc., Brown Jordan International, Inc. and The Stockholders of Brown Jordan International, Inc. dated as of May 8, 2001.(2)

10.2 Credit Agreement By and Among WinsLoew Furniture, Inc. and Canadian and Imperial Bank Of Commerce and other lenders and CIBC World Markets Corp dated as of May 8, 2001.(1)


10.3 Articles of Merger By and Among WinsLoew Furniture, Inc., WFLI Holdings, Inc. and WLFI Merger Inc. dated as of April 27, 2001.(2)

27     Financial Data Schedule


(1)   Filed herewith

(2) Incorporated by reference to the exhibits shown in parentheses and filed with the registrant's 8-k filed July 23, 2001 ( No. 033-75476)

(b)   Reports on Form 8-K

         During the quarter for which this Quarterly report on Form 10-Q is filed the Registrant filed a current report on Form 8-K, dated July 23, 2001.




































                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WINSLOEW FURNITURE,INC


                                        By:/s/ Bobby Tesney
                                           ---------------------------
   August 7, 2001                        Bobby Tesney
                                         President and Chief Executive Officer


   August 7, 2001                       By:/s/ Vincent A.Tortorici, Jr.
                                           ----------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer