Form 10-Q
period 2001-09-28
WINSLOEW FURNITURE INC
filed 2001-11-08
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 28, 2001
                             -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


     Class               Shares Outstanding at November 7, 2001
- ---------------          -----------------------------------
$ .01 par value                     1,000




                            WINSLOEW FURNITURE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

         Item 1.  Financial Statements
                           Consolidated Balance Sheets                       3-4
                           Consolidated Statements of Operations             5-6
                           Consolidated Statements of Cash Flows             7-9
                           Notes to Consolidated Financial Statements      10-16

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   17-23


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           24

         Item 4.  Submission of Matters to a Vote of
                     Security Holders                                         24

         Item 6.  Exhibits and Reports on Form 8-K                            25

Signatures                                                                    26



































                  PART I.  FINANCIAL INFORMATION
ITEM 1.           Financial Statements
                                                           WinsLoew Furniture, Inc. and Subsidiaries
                                                                        Consolidated
                                                                       Balance Sheets
                                                                (Unaudited) (In Thousands)


                                                          September 28,        December 31,
                                                                2001                 2000
                                                             ---------------------------------------
Assets
Cash and cash equivalents                                    $  2,841             $    602
Accounts receivable, less
  allowance for doubtful accounts                              38,724               36,992
Inventories                                                    28,623               20,198
Prepaid expenses and other
  current assets                                               12,463                5,742

                                                             ---------------------------------------
          Total current assets                                 82,651               63,534

Property, plant and equipment, net                             37,592               27,827
Goodwill, net                                                 342,718              269,258
Other assets                                                   16,209                7,003

                                                             ---------------------------------------
                                                             ---------------------------------------
          Total Assets                                       $479,170             $367,622
                                                             =======================================

Liabilities and Stockholders' Equity
Current portion of long-term debt                             169,125                4,025
Accounts payable                                               11,431                5,739
Accrued interest                                                2,300                6,765
Accrued fair value of derivatives                               3,620                   -
Other accrued liabilities                                      21,843               13,221

                                                             ---------------------------------------
          Total current liabilities                           208,319               29,750

Long-term debt, net of current portion                        105,330              238,147
Deferred income taxes                                             543                1,849

                                                             ---------------------------------------
                                                             ---------------------------------------
          Total liabilities                                   314,192              269,746
                                                             ---------------------------------------




                                                     WinsLoew Furniture, Inc. and Subsidiaries Consolidated
                                                                        Balance Sheets
                                                                   (Unaudited) (In Thousands)

                                                                September 28,       December 31,
                                                                2001                2000
                                                             ---------------------------------------

Commitments and contingencies

Stockholders' equity:
Common stock; par value $.01
  per share, 1,000 shares
  authorized, issued and outstanding
  at September 28, 2001.
  1,000,000 shares authorized at
  December 31, 2000 with 850,350
 shares issued and outstanding                                        -                     9
Additional paid-in capital                                       162,796               88,819
Retained earnings                                                  4,343                9,048
Accumulated other comprehensive loss                              (2,161)                 -
                                                             ---------------------------------------
                                                             ---------------------------------------
          Total stockholders' equity                             164,978               97,876
                                                             ---------------------------------------

                                                                $479,170             $367,622
                                                             =======================================









                                                         WinsLoew Furniture, Inc. and Subsidiaries
                                                           Consolidated Statements of Operations
                                                                (Unaudited) (In Thousands)

                                                                     Three Months Ended
                                                          September 28,              September 29,
                                                              2001                       2000
                                                    -------------------------------------------------
Net sales                                                    $57,115                    $46,950
Cost of sales                                                 39,557                     28,660

                                                    -------------------------------------------------
     Gross Profit                                             17,558                     18,290

Selling, general
  and administrative
  expenses                                                    12,350                     7,962
Amortization                                                  2,458                      1,765

                                                    -------------------------------------------------
     Operating income                                         2,750                      8,563

Interest expense
  (income),net                                                7,073                      6,517
                                                    -------------------------------------------------

Income before
  income taxes                                               (4,323)                     2,046
(Benefit)provision for
  income taxes                                               (485)                       1,132

                                                    -------------------------------------------------
                                                    -------------------------------------------------
Net(loss)income                                            $ (3,838)                   $ 914
                                                    =================================================





                                                        WinsLoew Furniture, Inc. and Subsidiaries
                                                               Consolidated Statements of
                                                                      Operations
                                                               (naudited) (In Thousands)

                                                                    Nine Months Ended
                                                            September 28,        September 29,
                                                                2001                 2000
                                                        ----------------------------------------
Net sales                                                    $ 176,085            $ 143,728
Cost of sales                                                  115,478               85,192

                                                        ----------------------------------------
     Gross Profit                                               60,607               58,536

Selling, general
  and administrative
  expenses                                                      31,706               23,482
Amortization                                                     6,656                5,026

                                                        ----------------------------------------
     Operating income                                           22,245               30,028

Interest expense
  (income),net                                                  23,032               19,898
                                                        ----------------------------------------

(Loss)income before
  income taxes                                                   (787)               10,130
Provision for
  income taxes                                                   2,368                5,611

(Loss)income before
                                                        ----------------------------------------
 extraordinary item                                            (3,155)                4,519

Extraordinary item,
 net of taxes (Note 7)                                         (1,550)                  -

                                                        ----------------------------------------
                                                        ----------------------------------------
Net (loss)income                                             $ (4,705)              $ 4,519
                                                        ========================================


                                       WinsLoew Furniture, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                 (Unaudited) (In Thousands)

                                                 For the Nine Months Ended
                                          --------------------------------------
                                              September 28,        September 29,
                                                   2001                2000
                                          --------------------------------------
Cash flows from operating activities:
Net (loss)income                                 $ (4,705)             $ 4,519
Adjustments to reconcile net
  (loss)income to net cash provided by
  operating activities:
Depreciation and amortization                      13,241                7,638
Provision for losses on accounts
  receivable                                       (1,134)                 332
Provision for losses on inventory                   1,859                1,186
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
Accounts receivable                                32,496                4,343
Inventories                                         2,472                  (54)
Prepaid expenses and other
  current assets                                   (1,611)                 521
Refundable income taxes                               -                  6,908
Other assets and goodwill, net                        -                    (28)
Accounts payable                                   (3,558)                 569
Accrued interest                                   (4,465)              (2,396)
Other accrued liabilities                          (6,111)              (3,625)
Deferred income taxes                                 (38)                 -

                                                  ------------------------------
  Total adjustments                                33,151               15,394
Net cash provided by
  operating activities                             28,446               19,913
                                                  ------------------------------

Cash flows from investing activities:
  Capital expenditures, net of disposals           (3,790)              (4,757)
  Going private transactions                          -                    (26)
  Investments in subsidiaries                     (90,761)             (57,522)

                                                  ------------------------------
                                                  ------------------------------
Net cash used in investing activities             (94,551)             (62,305)
                                                  ------------------------------

                                       WinsLoew Furniture, Inc. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                (Unaudited) (In Thousands)

                                               For the Nine Months Ended
                                          --------------------------------------
                                            September 28        September 29
                                                2001                2000
                                          --------------------------------------


Cash flows from financing activities:
  Net (payments)borrowings under
    revolving credit agreements                (55,356)              9,570
  Net borrowings for acquisitions under
    Senior Credit facility                     205,322              20,000
  Net borrowings under IDB agreement              -                  3,900
  Proceeds from issuance of
    common stock, net                           73,969              10,750
  Repurchase and cancellation of stock           -                  (1,323)
  Payoff of existing credit facility          (147,337)                -
  Deferred financing costs                      (8,254)               (255)

                                             -----------------------------------
Net cash provided by financing
  activities                                    68,344              42,643
                                             -----------------------------------

Net increase in cash and
  cash equivalents                               2,239                 251

Cash and cash equivalents at
  beginning of year                                602                 710
                                             -----------------------------------

Cash and cash equivalents at
  end of period                                $ 2,841              $  961
                                             ===================================



Supplemental disclosures:
     Interest paid                            $ 25,918            $ 21,190
     Income taxes paid                             653               5,389
                                             ===================================







Investing activities included the acquisition of:
The Woodsmiths Company and Brown Jordan International


Fair value of assets
 acquired                                                         $  145,667
Cash on-hand                                                            (977)
Liabilities assumed                                                  (52,629)
Maximum Earnout                                                       (1,000)
Equity Investment of
 seller                                                                 (300)
                                                                ----------------
                                                                  $   90,761

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's third quarter, which is from June 29, 2001 through September 28, 2001. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.



2.  Inventories


Inventories consisted of the following:
(In Thousands)

                                        September 28,          December 31,
                                             2001                  2000
                                  --------------------------------------------

Raw materials                             $ 22,094             $ 13,398
Work in process                              3,354                3,262
Finished Goods                               3,175                3,538
                                  --------------------------------------------
                                          $ 28,623             $ 20,198
                                  ============================================





3.  Capital Stock

At December 31, 2000, there were 850,350 shares of capital stock outstanding. In connection with the Brown Jordan International acquisition described in Note 4 below, the Company converted each outstanding share of common stock into one share of common stock of WLFI Holdings, the newly formed parent company of WinsLoew. In addition, the Company issued 1,000 shares of common stock to WLFI Holdings. As of September 28, 2001 the Company has 1,000 shares outstanding.


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

The total purchase price of $80.4 million, including estimated transaction costs, was allocated to the assets acquired using the fair value of the assets acquired. Pursuant to the purchase method of accounting, the excess of the purchase price over the $4.4 million fair value of net assets has been recorded as goodwill in the amount of $76.0 million. The operating results of Brown Jordan International have been included in the consolidated operating results beginning with the month of May.

In order to complete the acquisition, the merger described in Note 8 of this report was consummated simultaneously.

Holdings raised $52.1 million of equity and issued $22 million of subordinated notes to the sellers, both of which were contributed to the Company as additional equity. The balance of the proceeds were provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility.

On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 note payable to the sole shareholder of Woodsmiths.

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


                                                Nine Months Ended
(In Thousands)                         September 28,          September 29,
                                           2001                   2000

Net Sales                               246,818                 271,758

(Loss)income before taxes                (4,927)                  8,099

Net(Loss)income                          (5,669)                  3,437


5. Senior Credit Facility

In connection with the Brown Jordan International acquisition, WinsLoew entered into a new senior credit facility provided by a syndicate of financial institutions. The facility, which matures in March 2006, provides for borrowings of up to $225 million and is collateralized by substantially all of the assets of the Company. The facility consists of a working capital line of credit
(maximum of $60 million) and a term loan (aggregate of $165 million). The working capital line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At September 28, 2001, the carrying value of the working capital line of credit, $10.4 million, approximated its fair value. The Term Loan B, with the principal balance and applicable interest rate at September 28, 2001, follows:



Principal balance                       $162.5 million
LIBOR rate, plus margin                 7.49 %
Maturity date                           March 31, 2006


At the option of the Company,  the interest rates under the facility are either:
(1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. The margins of different loans under the facility vary according to a pricing grid. The margin for term loans that are LIBOR based is 4%; margins for revolving loans that are LIBOR based range from 3.50% to 2.50% based upon WinsLoew's consolidated leverage ratio; margins on base rate loans is the applicable LIBOR margin for such type loans less 1%. As of September 28, 2001, the Term B Loan is priced at the LIBOR rate plus a margin of 4.0% and the working capital line of credit is priced at the base rate plus a margin of 2.5%.

The outstanding principal balance of Term Loan B is due 2.2% in 2001, 4.1% in 2002, 5.6% in 2003, 7.1% in 2004, 61.0% in 2005 and 20.0% in 2006.

The Company must pay commitment fees at a rate per annum equal to 0.5% on the average daily excess of revolving loan commitments over the sum of the aggregate principal amount of outstanding revolving loans (but not any outstanding swing line loans) plus letter of credit usage.

The facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios.

As of September 28, 2001 the Company was not in compliance with the Maximum Consolidated Total Leverage Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders have waived this covenant until November 30, 2001 pursuant to the terms contained in The Limited Waiver to WinsLoew Furniture's Inc. Credit Agreement dated May 8, 2001 ("Limited Waiver"). This Limited Waiver includes certain conditions on additional leverage that are more restrictive than those contained in The Senior Credit Facility.

Management is currently in discussions with the bank group to modify certain covenants contained in the Senior Credit Facility. These modifications will become effective for the fourth quarter of 2001. Management believes that the company will be in compliance with such amended covenants in the future. However, pursuant to the requirements of Statement of Financial Accounting Standard (SFAS) 78 and Emerging Issues Task Force Issues (EITF) No. 86-30, the Company has classified the portion of long term debt affected by the Limited Waiver as a current liability.

The facility is secured by a pledge of the capital stock of all the Company's domestic subsidiaries.


6.       Derivatives

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials and the funding of foreign operations. Adoption of SFAS No. 133 on January 1, 2001 resulted in recording the fair value of the contracts as a derivative asset on the balance sheet with the corresponding credit to Accumulated Other Comprehensive Loss.

On August 16, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility described in Note 5. The interest rate swap is designed to fix the interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

As of September 28, 2001 the fair value of the swap was recorded as a liability of $3,620,000 recorded in accrued fair value of derivatives and accumulated other comprehensive loss, net of taxes of $1,448,000. The portion of ineffectiveness of the hedge as determined by the change in variable cash flows of the interest rate swap to the Senior Credit Facility is immaterial.

From the period of August 16, 2001 through September 28, 2001 the 3 month LIBOR interest rate declined approximately 110 basis points. While the Company's interest on LIBOR based borrowing declined during this period, the fair value of the interest rate swap declined also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.


7.       Extraordinary Item

In connection with the debt restructuring (See Note 5), the Company wrote off approximately $2.6 million in unamortized loan costs. This write-off has been classified as an Extraordinary Item and presented net of tax. In the second quarter 10-Q, the write-off was classified as interest expense. The reclassification had no effect on prior period net loss.


8.       Other Events

In connection with the Brown Jordan International acquisition described in Note 4 above, the Registrant formed Holdings as the Registrant's wholly owned subsidiary and Holdings formed WLFI Merger, Inc., as its wholly owned subsidiary. Immediately prior to the consummation of the acquisition, WLFI Merger, Inc. merged with and into the Registrant, with the Registrant as the surviving corporation of the merger. Pursuant to the merger (i) each outstanding share of common stock of the Registrant was converted into one share of common stock of Holdings, (ii) each share of common stock of WLFI Merger, Inc. was converted into one share of common stock of the Registrant as the surviving corporation of the merger (iii) each share of common stock of Holdings was cancelled and (iv) each outstanding warrant of the Registrant issued pursuant to that certain Warrant Agreement dated as of August 24, 1999 (the "Warrant Agreement") between the Registrant (as successor by operation of law to WinsLoew Escrow Corp.) and American Stock Transfer & Trust Registrant, as Trustee, was assumed by Holdings in accordance with the Warrant Agreement so that each warrant became exercisable for that number of shares of Holdings common stock equal to the number of shares of Registrant common stock issuable upon the exercise of the warrant immediately prior to the merger, at the same exercise price as was in effect immediately prior to the merger.




9.      Segment Information

(In thousands)                                Three Months Ended                          Nine Months Ended
                                        September 28    September 29               September 28      September 29
NET SALES:                                 2001             2000                       2001              2000
                                      ------------------------------------      -------------------------------------
Casual products                         $ 36,491          $26,575                   $116,066            $86,305
Contract seating products                 18,458           18,218                     53,673             48,438
Ready to assemble products                 2,166            2,157                      6,346              8,985
                                      ------------------------------------      -------------------------------------

Total net sales                           57,115           46,950                    176,085            143,728
                                      ====================================      =====================================

SEGMENT GROSS PROFIT:
Casual products                           11,608           11,429                     43,004             39,086
Contract seating products                  5,576            6,476                     16,684             17,693
Ready to assemble products                   374              385                        919              1,757
                                      ------------------------------------      -------------------------------------

Total segment gross profit                17,558           18,290                     60,607             58,536

Reconciling items:
Selling, general and
  administrative expenses                 12,350            7,962                     31,706             23,482
Amortization                               2,458            1,765                      6,656              5,026
                                      ------------------------------------      -------------------------------------

     Operating income                      2,750            8,563                     22,245             30,028
Interest expense(income),
 net                                       7,073            6,517                     23,032             19,898
Extraordinary item                            -                -                       2,584                 -
                                      ------------------------------------      -------------------------------------

Net(loss)income before
 income taxes                            $(4,323)          $2,046                    $(3,371)           $10,130
                                      ====================================      =====================================



(In thousands)                        September 28,        September 29,
                                          2001                 2000
                                      ------------------------------------------
SEGMENT ASSETS:
Casual products                        $223,249             $107,811
Contract seating products                51,822               50,047
Ready to assemble products                5,694                7,171
                                      ------------------------------------------

Total                                   280,765              165,029
Reconciling items:
Corporate                               198,405              194,303
                                      ------------------------------------------

Total consolidated assets              $479,170             $359,332
                                      ==========================================









10.     Accounting Pronouncements



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


11.     Statement Of Comprehensive Loss

The components of other comprehensive loss and total comprehensive loss for the three and nine months ended September 28, 2001 and September 29, 2000 are as follows:


                             Three Months Ended                             Nine Months Ended
                                September 28,        September 29,            September 28,         September 29,
                                   2001                 2000                     2001                   2000
                          --------------------------------------------   ---------------------------------------------
Net (loss)income                 (3,838)                 914                    (4,705)                 4,519
Change in fair value
of forward contracts                 82                   -                         11                    -
Change in fair value
of interest rate swap,
net of taxes                     (2,172)                  -                     (2,172)                   -
Comprehensive (loss)
                          --------------------------------------------------------------------------------------------
                          --------------------------------------------   ---------------------------------------------
 income                          (5,928)                 914                    (6,866)                 4,519
                          ============================================   =============================================









           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

General

We are a leading designer, manufacturer and distributor of a broad offering of casual indoor and outdoor furniture and contract and hospitality products. We also manufacture certain ready-to-assemble ("RTA") furniture products. Our casual furniture includes chairs, chaise lounges, tables, umbrellas and related accessories, which are generally constructed from aluminum, wrought iron, wood or fiberglass. In addition, our casual line includes a variety of tables, chairs, benches and swings for the site amenity market. Our seating products include wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options. All of our casual furniture, excluding Wabash, and contract and hospitality products are manufactured pursuant to customer orders. We sell our furniture products to the residential market and to the contract and hospitality market, consisting of commercial and institutional users.

Business

We market our casual furniture products to the residential market under the Winston, Pompeii, Brown Jordan, Vineyard and Shae Designs brand names, through approximately 67 independent sales representatives to over 800 active customers, which are primarily specialty patio furniture stores located throughout the United States. In addition, we market our casual products to the mass merchandise market under the Casual Living, Better Homes and Gardens and Samsonite brand names. We also market a broad line of casual furniture products in the contract markets under the Texacraft, Tropic Craft, Pompeii and Brown Jordan brand names, primarily through our in-house sales force, to lodging and restaurant chains, country clubs, apartment developers and property management firms, architectural design firms, municipalities and other commercial and institutional users. In addition, we market a variety of products under the Wabash brand name. These products are targeted at educational facilities, municipality and recreation centers, hotels and motels and other institutional and corporate users.

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

Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core casual furniture and seating businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering in the casual segment that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets; Pompeii, a manufacturer of upper-end casual furniture sold into both the residential and contract markets; Brown Jordan, a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worldwide who markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points; and Wabash Valley, a manufacturer of site amenities products in the institutional and corporate markets. Our balanced approach to growth has also resulted in acquisitions to complement our seating segment. These acquisitions included Stuart Clark and Charter during 2000, both of which manufacture upholstered furniture for the hospitality industry. In addition, the Company purchased The Woodsmiths Company in March 2001. Woodsmiths is a manufacturer of custom tabletops for the contract and hospitality markets.


Results of Operations

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):



                                               Three Months Ended

                              September 28,                        September 29,
                                  2001                                 2000

                    ---------------------------------------------------------------------
                      Net       Gross      Gross             Net       Gross     Gross
                     Sales      Profit     Margin           Sales      Profit    Margin
                    ---------------------------------------------------------------------
Casual furniture    $36,491    $11,608      31.8%          $26,575    $11,429     43.0%
Contract &
 Hospitality         18,458      5,576      30.2%           18,218      6,476     35.5%
RTA                   2,166        374      17.3%            2,157        385     17.8%
                    ---------------------------------------------------------------------

Total               $57,115    $17,558      30.7%          $46,950    $18,290     39.0%
                    =====================================================================


                                               Nine Months Ended

                             September 28, 2001                    September 29, 2000
                    ----------------------------------------------------------------------
                     Net        Gross      Gross            Net        Gross     Gross
                    Sales       Profit     Margin          Sales       Profit    Margin
                    ----------------------------------------------------------------------
Casual furniture    $116,066    $43,004     37.1%          $86,305     $39,086    45.3%
Contract &
 Hospitality         53,673      16,684     31.1%           48,438      17,693    36.5%
RTA                   6,346         919     14.5%            8,985       1,757    19.6%
                    ----------------------------------------------------------------------

Total               $176,085    $60,607     34.4%         $143,728     $58,536    40.7%
                    ======================================================================








The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                                           Three Months Ended                         Nine Months Ended
                                     September 28,      September 29,         September 28,      September 29,
                                         2001               2000                  2001               2000
                                    -----------------------------------      -----------------------------------
Gross margin                            30.7%              39.0%                   34.4%             40.7%
Selling, general and
  administrative expense                21.6%              17.0%                   18.0%             16.3%
Amortization                             4.3%               3.8%                    3.8%              3.5%
Operating income                         4.8%              18.2%                   12.6%             20.9%
Interest expense (income),
 net                                    12.4%              13.9%                   14.5%             13.8%
(Loss)income before income taxes        -7.6%               4.4%                   -1.9%              7.0%
Net (loss)income                        -6.7%               1.9%                   -2.7%              3.9%




Comparison of Three Months Ended September 28, 2001 and September 29, 2000

Net Sales
WinsLoew's consolidated net sales for the third quarter of 2001, $57.1 million, increased $10.1 million or 21.7 % from $47.0 million in the third quarter 2000.

Casual product line sales decreased by 24.1% from the third quarter of 2000 excluding the effect of acquisitions. This decline results from softness in the residential casual market, resulting from unfavorable weather conditions in the Company's primary Northeast and Midwest markets during the quarter and overall economic slowdown. When including acquisitions, casual sales increased 37.3% during the third quarter of 2001 when compared to the third quarter of 2000. Sales in the contract and hospitality product line, excluding the effect of acquisitions, for the third quarter decreased by 10.9% when compared to the same period in 2000. This reflects the slowdown in new construction and refurbishing projects in the contract market. When including all acquisitions, contract and hospitality sales increased 1.3% during the third quarter of 2001 when compared to the third quarter of 2000. The RTA product line experienced a sales increase of 0.4%.

Gross Margin
Consolidated gross margin was 30.7% in the third quarter of 2001, compared to 39.0% in the third quarter of 2000. The margin decline is due to a combination of lower volume and product mix particularly within the casual segment, with sales weighted toward lower margin segments. Specifically, gross margins in the casual product line decreased from 43.0% in the third quarter of 2000 to 31.8% during the third quarter of 2001. Approximately 6.8 percentage points of the decline is due to the effect of acquisitions, while the balance is mix and volume related. The gross margin for contract and hospitality declined to 30.2% in the third quarter of 2001, compared to 35.5% in the third quarter of 2000. The margin decline results from the effect of unfavorable product mix, with the majority of the decline volume related. Gross margins in the RTA product line decreased from 17.8% in the third quarter of 2000 to 17.3% during the third quarter of 2001.





Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.4 million in the third quarter of 2001, compared to the third quarter of 2000. Increases of $5.6 million were directly attributable to recent acquisitions. The remaining decrease of $1.2 million is attributable to volume related expenses.

Amortization
Amortization expense increased $0.7 million in the third quarter of 2001, compared to the third quarter of 2000, due to amortization associated with recent acquisitions.

Operating Income
As a result of the above, operating income decreased by $5.8 million, to $2.8 million (4.8% of net sales) in the third quarter of 2001, compared to $8.6 million, (18.2% of net sales) in the third quarter of 2000.

Interest Expense
Interest expense increased by $0.6 million in the third quarter of 2001, compared to the third quarter of 2000. Approximately $0.3 million of the increase is due to increased loan cost amortization resulting from the debt restructuring in the second quarter of this year.

Provision for Income Taxes
The Company's effective tax rate from continuing operations for the third quarter of 2001 was 11.2% compared to 55.3% for the third quarter of 2000. The effective tax rate is greater than the federal statutory rate due primarily to the effect of state income taxes and non-deductible goodwill amortization.

Comparison of Nine Months Ended September 28, 2001 and September 29, 2000

Net Sales
WinsLoew's consolidated net sales for the first nine months of 2001, $176.1 million, increased $32.4 million, or 22.5%, from $143.7 million in the first nine months of 2000.

Casual product line sales decreased by 11.3% in the first nine months of 2001, compared to the first nine months of 2000, excluding the effect of acquisitions. When including acquisitions, casual sales increased 34.5% during the first nine months of 2001 when compared to the same period of 2000. The decline is the result of poor weather in the Midwest and Northeast regions during peak sales months as well as overall market softness driven by economic slowdown. Sales in the contract seating product line, for the first nine months of 2001, excluding the effect of acquisitions, decreased by 6.7% when compared to the first nine months of 2000. This performance in seating reflects the general softness in the lodging market and the slowdown in new construction and refurbishing projects. When including the effect of acquisitions, contract sales increased 10.8% during the first nine months of 2001 when compared to the same period of 2000. The RTA product line experienced a sales decrease of 29.4% for the first nine months of 2001, when compared to the comparable prior year period due to major customers reducing inventories, scaling back catalog distribution and tightening credit for their catalog customers.

Gross Margin
Consolidated gross margin was 34.4% in the first nine months of 2001, compared to 40.7% in the first nine months of 2000. The casual product line gross margin decreased to 37.1% in the nine months of 2001 compared to 45.3% in the nine months of 2000. Approximately 6.3% of the margin decline is attributable to acquisitions with the balance of the decline resulting from volume and weakness in the stronger margin retail markets. The gross margin for contract and hospitality products declined to 31.1% in the first nine months of 2001 compared to 36.5% in the first nine months of 2000. Approximately 0.7% of the margin decline is the effect of acquisitions, with the balance resulting from unfavorable product mix, which was weighted toward lower margin contract business and lower volume. The RTA product line gross margin decreased to 14.5% in the first three quarters of 2001 compared to 19.6% in the first three quarters of 2000,as a result of sales volume decrease.

Selling, General and Administrative Expenses
SG&A expenses increased $8.2 million to $31.7 million in the first nine months of 2001, compared to SG&A expense of $23.5 million in the first nine months of 2000. $10.7 million of the increase was the effect of acquisitions. This increase from acquisitions was offset by $1.5 million of favorable adjustment to the Company's allowance for doubtful accounts, with the balance of the $1.0 million decrease attributable to volume reduction.

Operating Income
As a result of the above, operating income decreased by $7.8 million, to $22.2 million (12.6% of net sales) in the first nine months of 2001 compared to $30.0 million (20.9% of net sales) in the first nine months of 2000.

Interest Expense
The Company's interest expense increased $3.1 million in the first nine months of 2001, compared to the first nine months of 2000. $0.5 million of the increase is additional deferred loan cost amortization associated with the Company's debt restructure in the second quarter of 2001. The balance of the increase results primarily from additional increase in overall debt.

Provision for Income Taxes
The Company's effective tax rate for the first nine months of 2001 was (31.2%) compared to 55.4% for the first nine months of 2000. The effective tax rate is greater or less than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.


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

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 28, 2001, the Company had $40.5 million of working capital and $34.5 million of unused and available funds under its revolving credit facility dated May 8, 2001.

The Limited Waiver (see Note 5) includes certain conditions on additional leverage that are more restrictive than those contained in The Senior Credit Facility. These temporary restrictions are not expected to impact funding of the Company's working capital. At September 28, 2001, under the terms of the Limited Waiver dated October 12, 2001, the Company had $8.6 million of unused and available funds. The Limited Waiver is not expected to adversely impact the funding of the Company's working capital. In addition, the Company expects to amend the loan agreement prior to the November 30, 2001 expiration date of the Limited Waiver.

Cash Flows from Operating Activities. Cash provided by operating activities was $28.4 million and $19.9 million for the first nine months of 2001 and 2000 respectively. Approximately $19.7 million of the increase over 2000 is related to the realization of accounts receivable resulting from the Brown Jordan International acquisition.

Cash Flows from Investing Activities. Cash used in investing activities was $94.6 million and $62.3 million for the first nine months of 2001 and 2000 respectively. Cash invested during the first nine months of 2001 included $90.8 million in support of acquisitions compared to $57.5 million for acquisitions in the same period of 2000.

Cash Flows From Financing Activities. Net cash provided by financing activities during the first nine months of 2001 was $68.3 million compared to net cash provided in financing activities of $42.6 million in the first nine months of 2000. Financing activities during the first nine months of 2001 focused on the Company's acquisition of Brown Jordan International and simultaneous restructuring of the Company's Senior Credit Facility. Specifically, proceeds for the acquisition and Senior Credit Facility payoff were $205.3 million under the Company's new Senior Credit facility and $51.0 million of equity investment. Of these amounts, $147.3 million was used to payoff the existing Senior Credit Facility and $104.1 million was used for the acquisition of Brown Jordan International with the $4.9 million balance of funding applied to the Company's revolver balance. This is compared to the first nine months of 2000 with a total of $20.0 million provided for acquisitions, with an additional $3.9 million provided from the issuance of IDB bonds. In addition, during the first nine months of 2000, cash was used to retire revolving debt.



Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian Lira and Mexican Pesos. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian Lira and Mexican Peso at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Consequently, the Company elected to hedge a portion of its exposure to purchases made in 2001 by entering into foreign currency forward contracts for the Italian Lira, with a value of $2.8 million, of which $0.7 million were outstanding and unsettled at September 28, 2001. Further, the Company entered into Mexican Peso forward contracts during 2001. However, these contracts have expired and there were no forward contracts outstanding for the Mexican Peso as of September 28, 2001. The Company did not incur significant gains or losses during the first nine months of 2001 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy and operations funding in Mexico. The Company does not speculate in foreign currency.

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





Item 4.  Submission of Matters to a Vote of Security Holders

(a)      None









































Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

10.1

Limited waiver Regarding Financial Covenants among WinsLoew Furniture, Inc., certain financial institutions known as Lenders, Canadian Imperial Bank of Commerce, as administrative agent for Lenders, CIBC, INC., as Swing Line Lender, Antares Capital Corporation and Heller Financial, Inc., as Co-Syndication Agents and General Electric Capital Corporation, as Documentation Agent for Lenders. dated as of October 12, 2001.(1)

10.2

Interest Rate Swap Agreement among WinsLoew Furniture, Inc. and Canadian Imperial Bank of Commerce, dated as of August 6, 2001.(1)


(1)      Filed herewith

(b)      Reports on Form 8-K

         None








































                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WINSLOEW FURNITURE,INC


                                     By:/s/ Bobby Tesney
   November 7, 2001                         Bobby Tesney
                                         President and Chief Executive Officer


   November 7, 2001                     By:/s/ Vincent A.Tortorici, Jr.
                                           ----------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer