Form 10-K
period 2001-12-31
WINSLOEW FURNITURE INC
filed 2002-03-27
CIK 931814

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                           [Fee Required]


                         For the fiscal year
                        ended December 31,2001
             [] TRANSACTION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          [No Fee Required]
                   For the transition period from to


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. [X]

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of January 21, 2002 was 1,000.




INDEX TO ITEMS
                                                              Page

PART I

ITEM 1. Business                                               3
ITEM 2. Properties                                            18
ITEM 3. Legal Proceedings                                     20
ITEM 4. Submission of Matters to a Vote of Security
        Holders                                               20


PART II

ITEM 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                           20
ITEM 6. Selected Financial Data                               21
ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                   24
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                          36
ITEM 8. Financial Statements and Supplementary Data           37
ITEM 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                   72


PART III

ITEM 10. Directors and Executive Officers of the
         Registrant                                           73
ITEM 11. Executive Compensation                               78
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management                                       85
ITEM 13. Certain Relationships and Related Transactions       86
PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                  90

Signatures                                                    96












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

The historical financial statements of the successor company and its predecessor are presented separately as described in Note 2 to the Consolidated Financial Statements included under Item 8.



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


Business

We market our casual furniture products to the residential market under the Winston, Pompeii, Brown Jordan, Vineyard and Shae Designs brand names through approximately 67 independent sales representatives and to over 800 active customers, which are primarily specialty patio furniture stores located throughout the United States. In addition, we market our casual products to the mass merchandise market under the Casual Living, Better Homes and Gardens and Samsonite brand names.

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

We market our seating products to a broad customer base in the contract and hospitality market under the Loewenstein, Lodging By Liberty, Stuart Clark and Charter brand names through approximately 24 regional independent sales organizations. Our customers include lodging and restaurant chains, architectural design firms, professional sports complexes, schools, healthcare facilities, office furniture dealers, retail store planners and other commercial and institutional users in the contract and hospitality market. We manufacture over 300 distinct models of seating products ranging from traditional to contemporary styles of chairs, as well as reception area love seats, sofas and stools. We design, assemble and finish our seating products with component parts from a variety of suppliers, including a number of Italian manufacturers.


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

On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid price point upholstered furniture for the hospitality industry


On August 11, 2000 the Company purchased all of the stock of Charter Furniture. Charter provides high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies.



Recent Developments

On March 9, 2001 the Company purchased all of the outstanding stock of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $2.5 million and $0.3 million in equity investment.

In addition, the stock purchase agreement provides for an additional contingent deferred payment of up to $1,000,000 based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees. The maximum contingent payment amount of $1,000,000 was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. The amount of any such contingent payment will be made directly to the former sole shareholder and serves as a financial incentive.

The acquisition resulted in goodwill of approximately $3.4 million and was accounted for under the purchase method of accounting. The operating results of Woodsmiths have been included in the consolidated operating results beginning on the date of acquisition.


On May 8, 2001 WinsLoew Furniture, Inc. and its parent WLFI Holdings, Inc. acquired all of the outstanding stock of Brown Jordan International, Inc. (BJI) at a purchase price of $78.6 million. The Stock Purchase Agreement by and among WLFI Holdings, Inc., the Company, BJI and the Stockholders of BJI also called for the repayment of outstanding BJI indebtedness at closing, which approximated $44.6 million. The amount of consideration paid by the Company for the BJI stock was determined through an arm's length negotiation between representatives of the Company and BJI.

The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired on a preliminary basis using the fair value of the assets acquired. This preliminary basis is subject to review and subject to change. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of BJI indebtedness at closing, has been recorded as goodwill in the amount of $78.6 million. The operating results of BJI have been included in the consolidated operating results since the date of acquisition.

In order to complete  the  acquisition,  the merger  described  in Note 1 to the
Consolidated   Financial  Statements  included  under  item  8  was  consummated simultaneously.

WLFI Holdings, Inc. raised $50.9 million of equity and issued $22 million of subordinated notes to the sellers for BJI stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of BJI, obtained in the exchange of subordinated notes, was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility.

In January of 2002, Bruce Albertson was named the Company's President and Chief Executive Officer replacing Bobby Tesney. Mr. Albertson joined GE Appliances in 1976 as a sales counselor, advancing over the course of the next 25 years to become, in succession, General Manager of Brand Management & Distribution Strategy, President of GE Appliances in Hong Kong, and Vice President for Global Marketing and Product Management in Louisville. Most recently, Mr. Albertson was the President and CEO of Iomega Corporation, based in Utah.



COMPETITIVE STRENGTHS

We believe that we have achieved our leading market position by capitalizing on the following key competitive strengths.

Reputation for Producing High Quality Products. Our reputation for providing customers with high quality products is built upon our use of superior structural designs, aesthetic styling, sophisticated manufacturing techniques and strict quality control standards. Our dedication to quality begins with a customer-oriented design process that is based upon independent market research and the involvement of senior management, independent designers, sales representatives, dealers, our engineering department and suppliers. We also employ a number of sophisticated manufacturing processes that increase the quality of our products and differentiate them from those of our competitors. For example, we use an electrostatically applied ultraviolet cured wood finishing system that produces one of the most consistent, durable and vibrant finishes in the industry. Further, to ensure that only the highest quality products are shipped to our customers, we have established numerous checkpoints where the quality of all of the products is examined during the manufacturing process. Our focus on quality is evidenced by our low level of actual warranty claims. Our reputation for producing high quality products is further evidenced by our receipt of the Casual Furniture Retailer Association's prestigious "Manufacturer's Leadership Award" four times, most recently for 2000, and being recognized as a finalist every year since the award was first given in 1990. The criteria for this award include quality, design, merchandising, customer service and ethics.

Unique Delivery Capabilities. We have tailored our operations to meet the unique delivery requirements of our customers. On time delivery is critical to our casual furniture retailers because of their short selling season, general desire to minimize inventory levels and need to offer their customers products that will be available at the time of or soon after their purchase. Our commitment to timely delivery to these retailers is exemplified by our "Quick Ship" program under which we, rather than the customer, pay the freight charges if shipment is not made within 15 working days from the credit approval of a customer's order. Since we introduced this program in 1988, we have never had to pay freight charges. Our ability to deliver "in time, on time" is also important to our contract market customers, who must receive our casual furniture or seating products on a timely basis to meet their own construction or operating deadlines. We believe that our "Quick Ship" program and our ability to deliver our products "in time, on time" are unique in the furniture manufacturing industry and distinguish us from our competitors.

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

Efficient Operations and Variable Cost Structure. We continually review our operations to identify ways to streamline our manufacturing process and reduce our costs in order to further increase efficiencies and profitability. Over the past few years, we have:

     .  improved   our   manufacturing   capabilities   through   the   use  of
        technologically advanced systems,

     .  optimized  our  use  of  vertical   integration  and   outsourcing,   as
        appropriate,

     .  exited lower margin or non-core businesses, and

     . extensively reconfigured manufacturing processes within our principal manufacturing facilities.

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

Experienced Management Team with Significant Ownership. Our experienced and dedicated management team has been instrumental in our success and represents one of our key competitive advantages. Bruce Albertson, our new President and CEO, brings extensive marketing and management expertise to our organization. Bobby Tesney, our Vice-Chairman, has over 20 years of industry related experience. We also benefit from the experience and expertise of Trivest, a private investment firm specializing in acquisitions, recapitalizations and other principal investing activities, which has been an investor in WinsLoew and its predecessors since 1985. Trivest provides strategic consulting, acquisition and other advice to us. Earl Powell, president and chief executive officer of Trivest, has served as Chairman of the Board of WinsLoew and its predecessors for over 11 years.



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

Selectively Pursue Complementary Acquisitions. We continually review acquisition opportunities that augment or complement our existing operations or provide entry into new geographic markets. We also seek to improve the efficiency of our recent acquisitions by reducing overhead, leveraging sales and distribution, achieving raw material purchasing savings and improving manufacturing operations. Tropic Craft for example, which was acquired in 1998, provided us with an increased presence in the contract market for casual furniture. Pompeii, which we acquired on July 30, 1999, provides us with a leading brand in the upper end of the casual furniture market and a significant opportunity to achieve operating efficiencies. In addition, the acquisitions of Wabash, Stuart Clark and Charter Furniture in 2000, have broadened our product offering and placed us in a position to service all price points in the lodging market. In 2001 we again complimented our contract and hospitality segment with the acquisition of The Woodsmiths Company- a manufacturer of custom tabletops. Finally, our most recent acquisitions of Brown Jordan, a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worldwide who markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points have rounded out our product offering in the both retail and contract segments of the casual business.



PRODUCTS AND MARKETS

We design, manufacture and distribute three principal product lines: casual furniture designed for residential, commercial and institutional use; seating products designed for commercial and institutional use; and ready-to-assemble furniture designed for household use. For the year ending December 31, 2001, our casual, seating and ready-to-assemble furniture products accounted for 72.3%, 24.5% and 3.2%, respectively, of our net sales. The following is a summary of our principal products, customers and markets:


Brand             Principal Products             Principal Customers
                                                     and Markets


Winston        Casual outdoor furniture,        Specialty patio stores,
and            including chairs, chaise         full-line furniture
Brown          lounges, tables, umbrellas       retailers and department
Jordan         and related accessories,         stores in the residential
               constructed of extruded          market.
               and tubular aluminum.


Texacraft      Casual outdoor furniture,        Lodging and restaurant
and            including chairs,chaise          chains,country clubs,
Tropic         lounges,tables,umbrellas         apartment developers and
Craft          and related accessories,         managers, architectural
               constructed of aluminum,         design firms,municipalities
               wrought iron, wood and           and other commercial and
               fiberglass.                      institutional users in the
                                                contract market.


Pompeii        Casual indoor and outdoor        Specialty patio stores,fine
               furniture, including chairs,     furniture stores, design
               chaise lounges,tables,           showrooms and residential
               umbrellas and related            designers in the residential
               accessories, constructed of      market; and architectural
               extruded and tubular             design firms, commercial
               aluminum.                        design firms and specifiers
                                                and purchasing agents in the
                                                contract market.


Wabash         Site amenity products            Educational facilities,
               including:tables,chairs,         municipality and recreation
               benches, swings and related      centers,hotels, motels and other
               accessories constructed of       motels and other institutional
               sheet steel or expanded          and corporate users.
               steel mesh that is coated
               with heat fused plastisol.


Loewenstein    Contemporary to traditional      Lodging and restaurant chains,
               products, such as wood           seating architectural design
               upholstered chairs,              firms, metal and sports
               loveseats.                       facilities, schools, sofas and
                                                healthcare facilitites, office
                                                furniture dealers, retail store
                                                planners and other commercial
                                                and institutional users in the
                                                contract and hospitality market.


Charter,       Custom and semi-custom           Hotel and other hospitality
Lodging By     upholstered furnishings          markets.
Liberty,       such as,sofas, benches,
Stuart Clark   chaises, chairs, lounge
               chairs and ottomans.


Southern       Ready to assemble furniture      Mass Merchandisers and
Wood           products, such as book           catalog wholesalers.
Products       shelves, entertainment
               centers,coffee tables,
               end tables, computer
               stations and wall units,
               as well as case goods,
               such as chest of drawers,
               changing towers and hutches,
               all of which are constructed
               of wood.


Shae Designs,  Extruded and cast aluminum,      Speciality patio furnishings
Samsonite      wrought iron, steel, all-        stores and department stores
and            weather wicker and wood
The Vineyard   Collection casual furnishings


Casual Living, Casual outdoor furniture,        Mass merchants and home
And Samsonite  including, chairs, chaise        centers
               lounges, tables, umbrellas
               and related accessories
               constructed of extruded
               and tubular aluminum.


Woodsmiths     Custom table tops, bases         Restaurants, hotels, country
               and conference room              clubs, health care facilites,
               furnishings                      universities and government
                                                agencies.


We market our casual furniture products, consisting principally of medium to upper-end casual indoor and outdoor furniture, under the Winston, Texacraft, Tropic Craft, Pompeii, Brown Jordan, Vineyard and Shae Designs brand names. In addition we target the value priced market under the Casual Living and Samsonite brand names. We currently manufacture and sell over 25 separate style collections of casual furniture products that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges and accessory pieces such as ottomans, cocktail tables, end tables, tea carts and umbrellas constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. We offer chairs with glider action, adjustable positions and rocking and swivel motions, as well as a selection of restaurant and indoor and outdoor seating. Our casual seating products feature cushions and vinyl strapping in a variety of colors and patterns. All of our casual furniture products feature a durable painted finish, which is also offered in a wide selection of colors. The suggested retail prices for a residential table and four chairs currently range from approximately $700 to $5,000 for our medium to upper-end segment and $150 to $800 for the promotionally priced market. Our casual furniture is generally used by residential customers indoors and on patios, decks and poolsides, while our contract customers generally use our products in restaurants and lodging, as well as for outdoor purposes.

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

Our seating products are marketed under the Loewenstein, Lodging By Liberty, Stuart Clark, Charter and Woodsmiths brand names and include over 600 distinct models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas, ottomans, chaises, stools and tables. We assemble wood frames and finish them with one of our numerous standard colors or, if requested, to the customer's specification. Our metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. We maintain an inventory of unassembled chair components that enables us to respond quickly to large quantity orders in a variety of finish and fabric combinations. Our seating products have a number of commercial and institutional uses, including seating for in-room lodging and common areas, stadium luxury skyboxes, restaurants, lounges and classrooms. We have excellent and in many instances long-term relationships with our diverse customer base, which includes, for example, Marriott International. Moreover, we entered into a three year contract with Marriott, effective January 1, 1999, under which we are a preferred supplier of upholstered seating products for certain of its affiliates, including Marriott's Lodging, Senior Living Services and Marketplace businesses, as well as Host Marriott Services Corporation. We also provide seating for various retailers, as well as commercial and institutional construction projects, such as professional sports stadiums and arenas.

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




MANUFACTURING

We produce our products at ten manufacturing facilities located throughout the United States and one facility in Mexico. See "Properties." We have tailored our manufacturing processes to each business to maximize efficiencies, create high quality products and maintain operating flexibility. Our casual furniture facilities are vertically integrated - we manufacture our residential and contract casual furniture products from basic raw materials such as aluminum rod and fabric. In contrast, our seating facilities take advantage of outsourcing opportunities - we assemble our seating products from wood components received from our Italian and other suppliers. In both cases, we maintain flexible manufacturing processes that enable us to:

        . minimize finished goods inventory and warehousing costs;

        . efficiently expand our product lines to meet the demands of a diverse customer base; and

        . effectively control the cost, quality and production time of our products.

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


Contract and Hospitality

We assemble most of our contract and hospitality products to order, but do not generally have the same level of vertical integration as is present in the manufacture of our casual product lines. Instead, we purchase component parts from a variety of suppliers, including a number of Italian suppliers. We utilize these component parts because they enable us to offer sturdy and aesthetically appealing products, which incorporate unique designs and sophisticated manufacturing techniques that are generally unavailable or are not cost effective in the United States. The principal elements of wood chair assembly include:

          . frame glue-up;

          . sanding;

          . seat assembly (in which upholstered seats are constructed from component bottoms, foam padding and cloth coverings); and

          . painting/lacquering.

To provide consistency and speed in this finishing process, we utilize a state-of-the-art conveyorized paint line with electrostatic spray guns and a three-dimensional ultraviolet drying system. In particular, Loewenstein's finishing system applies specially formulated materials via robotic reciprocators and utilizes three advanced technologies:

          . electrostatic finish application, which is designed to ensure that a significantly higher percentage of the actual finishing material will adhere to the product, thereby reducing raw material costs;

          . ultraviolet finishing materials, which allow a much higher solids content, thereby reducing environmental concerns and enhancing finish quality; and

          . high-powered ultraviolet light, which can cure chairs in less than 60 seconds, thereby speeding inventory turn-over and reducing warehouse requirements.

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


Manufacturing Capacity

Management believes that the Company's manufacturing facilities in the casual and contract and hospitality product lines are currently operating, in the aggregate,  at  approximately  65% of  capacity,  assuming  a  one-shift  basis.
Management considers the Company's present manufacturing capacity to be sufficient for the foreseeable future and believes that, by adding multiple shift operations, the Company can significantly increase the total capacity of its facilities to meet growing product demand with minimal additional capital expenditures. In addition, the Company engages in an ongoing maintenance and upgrading program, and considers its machinery and equipment to be in good condition and adequate for the purposes for which they are currently used.


MARKETING AND SALES

We sell our products through both independent manufacturers representatives and internal sales staff. We sell our residential casual furniture through approximately 25 independent sales representatives and we sell our contract and hospitality products through approximately 80 independent sales representatives. We have strong relationships with our independent sales personnel. We primarily use an internal sales staff to sell our casual furniture products into the contract market. Our site amenity and ready-to-assemble products are sold exclusively by independent sales representatives. Senior management is also involved in the sales process for all of our furniture products.

     Each independent representative:

         .  promotes, solicits and sells our products in an assigned territory;

         .  assists in the collection of receivables; and

         . receives commissions based on the net sales made in his or her territory.

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

We  have   developed   a   comprehensive   marketing   program   to  assist  our
representatives in selling our products. Key elements of this program include:

         . holding exhibitions at national and regional furniture markets and leasing year-round showrooms at the Merchandise Mart in Chicago, Illinois and High Point, North Carolina;

         . providing retailers with annual four-color catalogs of our products, sample materials illustrating available colors and fabrics, point of sale materials and special sales brochures;

         .  providing information directly to representatives at annual sales
            meetings   attended  by  senior   management  and   manufacturing
            personnel;

         .  maintaining  a  customer  service   department  at  each  of  our
            manufacturing facilities which ensures that we promptly respond to the needs and orders of our customers;

         .  maintaining regular contact with key retailers; and

         .  conducting ongoing surveys to determine dealer satisfaction.



BACKLOG

As of December 31, 2001, our backlog of orders was approximately $96.1 million, compared to $23.4 million at December 31, 2000. Our backlog is defined as committed purchase orders with future ship dates. The increase over 2000 results largely from the additional backlog associated with the Brown Jordan International acquisition. Management, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Further, management does not consider backlog to be predictive of future sales activity because of our short manufacturing cycle and delivery time in both our casual and seating segments and, especially in the case of casual furniture, the seasonality of sales.


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

Sales of imported, foreign-produced furniture has increased in recent years. During 2001 we moved to address this share of the market through acquisitions. The company now has a manufacturing facility in Mexcio and 20% ownership in a furniture manufacturer located in China. This move has opened up new casual furniture markets that were previously not targeted by the Company.

In the seating segment, we compete with many manufacturers, ranging from large, national, publicly traded entities to small, one-product firms selling to small, geographic markets.



TRADEMARKS AND PATENTS

We have registered the Winston, Loewenstein, Pompeii, Southern Wood Products, Wabash Valley trademarks with the United States Patent and Trademark Office, in addition to numerous trademarks under Brown Jordan Company and BJIP, Inc. We believe that our trademark position is adequately protected in all markets in which we do business. We also believe that our various trade names are generally well recognized by dealers and distributors, and are associated with a high level of quality and value.

We hold several design and utility patents; however, it is no longer our policy to apply for design and utility patents, as we do not believe that they are of significance to our business.


EMPLOYEES

At December 31, 2001, we had approximately 1,814 full-time employees, of whom 168 were employed in management, 273 in sales, general, and administrative positions, and 1,373 in manufacturing, shipping, and warehouse positions.

The Company has two manufacturing locations whose employees are subject to collective bargaining agreements. Approximately 130 of our hourly employees in Haleyville, Alabama, are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between WinsLoew and such union, which expires in July 2006, provides that there shall be no strikes, slowdowns or lockouts.

In addition, approximately 120 of our hourly employees in El Monte, California are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union. The labor agreement between WinsLoew and the union expires in September 2006. The contract provides that there shall be no strikes, slowdowns or lockouts.

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










ITEM 2.  PROPERTIES
Properties


The following table provides information with respect to each of our properties:


------------------------------ -------------------------------------------------------- ----------------------- -------------------
Location                       Primary Use                                              Approx. Sq. Ft.         Leased/Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------

------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Birmingham, AL                 Corporate Headquarters                                   9,800                   Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Haleyville, AL                 Casual furniture manuf./offices                          155,000                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Haleyville, AL                 Casual furniture and manufacturing                       218,000                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Haleyville, AL                 Casual furniture warehouse                               20,000                  Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Haleyville, AL                 Casual furniture warehouse                               30,000                  Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Medley, FL                     Casual furniture manufacturing and offices               133,000                 Leased(1)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Medley, FL                     Casual furniture manufacturing and offices               40,000                  Leased(1)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Chicago, IL                    Casual furniture merchandise showroom                    12,000                  Leased(2)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
High Point, NC                 Casual furniture showroom                                3,300                   Leased(3)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
High Point, NC                 Casual furniture showroom                                6,000                   Leased(4)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Houston, TX                    Casual furniture manuf/sales office                      89,500                  Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Ocala, FL                      Casual furniture sales office                            49,000                  Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Pompano Beach, FL              Seating manufacturing/offices                            100,000                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Pompano Beach, FL              Seating manufacturing and offices                        45,000                  Leased(5)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Liberty, NC                    Seating warehouse                                        25,000                  Leased(6)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Liberty, NC                    Seating manufacturing and offices                        126,000                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Chicago, IL                    Seating merchandise mart showroom                        5,500                   Leased(7)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Sparta, TN                     Ready-to-assemble manuf/offices                          94,300                  Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Sparta, TN                     Ready-to-assemble manuf/offices                          63,300                  Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Silver Lake, IN                Amenities product manuf/offices                          240,000                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
El Monte, CA                   Seating manufacturing/offices                            55,000                  Leased(8)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
El Monte, CA                   Seating manufacturing                                    19,450                  Leased(9)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Washington, DC                 Casual furniture showroom                                3,500                   Leased(10)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Chicago, IL                    Casual furniture showroom                                7,049                   Leased(11)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Dallas TX                      Casual furniture showroom                                4,916                   Leased(12)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
San Francisco, CA              Casual furniture showroom                                3,889                   Leased(13)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Los Angeles, CA                Casual furniture showroom                                5,467                   Leased(14)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
High Point, NC                 Casual furniture showroom                                4,761                   Leased(15)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Miami, FL                      Casual furniture showroom                                5,178                   Leased(16)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
New York, NY                   Casual furniture showroom                                6,316                   Leased(17)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Laguna, CA                     Casual furniture showroom                                3,888                   Leased(18)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
El Monte, CA                   Casual furniture manuf/offices                           29,232                  Leased(19)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Long Beach, CA                 Advertising and furniture design center and showroom     2,182                   Leased(20)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Juarez, MX                     Casual furniture manuf/offices                           259,800                 Leased(21)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
El Monte, CA                   Seating manufacturing/offices                            211,140                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Newport, AK                    Warehouse                                                119,324                 Owned
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Bentonville, AK                Sales office                                             4,200                   Leased(22)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Chicago, IL                    Casual furniture showroom                                9,485                   Leased(23)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Oxnard, CA                     Casual furniture manuf/offices                           200,000                 Leased(24)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Ripon, WI                      Sales office                                             750                     Leased(25)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Rancho Murieta, CA             Retail link office                                       200                     Leased (26)
------------------------------ -------------------------------------------------------- ----------------------- -------------------
------------------------------ -------------------------------------------------------- ----------------------- -------------------
Pompano Beach, FL              Warehouse                                                10,000                  Leased (27)
------------------------------ -------------------------------------------------------- ----------------------- -------------------




(1)      Lease expires March, 2012.

(2)      Lease expires August, 2002

(3)      Lease expires December, 2002.

(4)      Lease expires March, 2002.

(5)      Lease expires June, 2002.

(6)      Lease expires December, 2002.

(7)      Lease expires March, 2009.

(8)      Lease expires March, 2002.

(9)      Lease expires March, 2003.

(10)     Lease expires February, 2007.

(11)     Lease expires December, 2004.

(12)     Lease expires December, 2006.

(13)     Lease expires December, 2006.

(14)     Lease expires April, 2007.

(15)     Lease expires October, 2005.

(16)     Lease expires December, 2003.

(17)     Lease expires September, 2011.

(18)     Lease expires October, 2004.

(19)     Lease expires September, 2002.

(20      Lease expires January, 2004.

(21)     Lease expires October, 2002.

(22)     Lease expires June, 2004.

(23)     Lease expires August, 2007.

(24)     Lease expires December, 2007.

(25)     Lease expires March, 2006.

(26)     Lease expires June, 2002.

(27)     Lease expires February, 2003.





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

As reported in Part I item III of the Company's Annual Report on form 10-K for the fiscal years ended December 31, 1999 and 2000, and incorporated herein by reference, the Company and former members of its board of directors have been named as defendants in a lawsuit filed on March 25, 1999 in the Circuit Court of Jefferson County, Alabama, styled Craig Smith v. WinsLoew Furniture, Inc. et al.

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

On January 11, 2001 the Honorable Thomas Woodall entered an order giving preliminary approval to a proposed settlement of this action. The proposed settlement provides for no additional benefit to be bestowed upon the class and possible payment by the Company of attorney fees in an amount not to exceed $575,000. A final hearing was held on April 24, 2001. At the hearing the settlement was approved and the case was dismissed with prejudice. WinsLoew has fulfilled its portion of the liability under the terms of the settlement.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.





PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Not applicable.







ITEM 6.  SELECTED FINANCIAL DATA



The following selected consolidated financial data are derived from the Consolidated Financial Statements of WinsLoew. The following data reflects
Southern  Wood as a continuing  operation  (see Note 4 of Notes to  Consolidated
Financial Statements). The following selected consolidated financial data should be read in conjunction with WinsLoew's Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and the other financial information included herein.




                                          Year Ended
                                          December 31,
(In thousands)                                    2001               2000             1999              1998               1997

Net sales                                         286,154            188,963          162,139           141,360            122,145
Cost of sales                                     199,568            110,941           96,384            87,232             79,431
                                        ------------------   ----------------  ---------------   ---------------  -----------------
                                        ------------------   ----------------  ---------------   ---------------  -----------------
               Gross profit                        86,586             78,022           65,755            54,128             42,714

Selling, general
administrative expense                             44,124             30,063           25,674            23,124             21,427

Amortization expense                                9,078              6,957            3,321             1,122                992
                                        ------------------   ----------------  ---------------   ---------------  -----------------
                                        ------------------   ----------------  ---------------   ---------------  -----------------
               Operating income                    33,384             41,002           36,760            29,882             20,295

Interest expense                                   31,758             27,114            8,910               635              2,296


Net income before income
taxes, discontinued
operations
and extraordinary item                              1,626             13,888           27,850            29,247             17,999

Provision for income taxes                          4,040              7,151           11,339            10,947              6,838

                                        ------------------   ---------------------------------   ---------------  -----------------
                                        ------------------   ---------------------------------   ---------------  -----------------
Net (loss) income before discontinued
operations and extraordinary item                 (2,414)              6,737           16,511            18,300             11,161


Loss from discontinued operations,
net of tax                                            -                  -                -                 -                (718)

Gain(loss) on sale of discontinued
operations, net of taxes                              -                  -                755             2,031            (8,200)

Net (loss)income before
                                        ------------------   ----------------  ---------------   ---------------  -----------------
                                        ------------------   ----------------  ---------------   ---------------  -----------------
  extraordinary item                              (2,414)              6,737           17,266            20,331              2,243

Extraordinary item, net of tax                    (1,550)                  -                -                 -                  -

                                        ------------------   ----------------  ---------------   ---------------  -----------------
                                        ------------------   ----------------  ---------------   ---------------  -----------------
Net(loss)income                                   (3,964)              6,737           17,266            20,331              2,961
                                        ==================   ================  ===============   ===============  =================
                                        ==================   ================  ===============   ===============  =================



Other Financial Data                          2001                2000              1999              1998              1997

Depreciation and amortization                $17,609             $10,561           $4,845            $2,618            $2,643
Capital expenditures                         $5,165              $6,021            $3,265             $942              $425
Ratio of earnings to fixed charges            1.1x                1.5x              3.9x             47.1x              8.8x

(In thousands)

Working capital                              $62,622             $33,784          $26,721           $25,924           $29,937
Total assets                                $528,018            $367,622          $308,062          $84,553           $80,414
Long-term debt (less current portion)       $287,878            $238,147          $198,258           $1,400           $15,908
Total debt                                  $295,078            $242,172          $201,958           $1,447           $16,423
Stockholder's equity                        $168,365             $97,876          $81,711           $66,226           $51,026












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








ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As described in the Notes to Consolidated Financial Statements, on August 27, 1999, WinsLoew and Trivest Furniture Corporation, a newly formed Florida corporation was merged with and into WinsLoew, with WinsLoew being the surviving corporation. WinsLoew accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price. Accordingly, the financial statements for periods subsequent to August 26, 1999 are presented on the Company's new basis of accounting, while the results of operations for the period ended August 26, 1999 and years ended December 31, 1998 and 1997 reflect historical results of the predecessor company. The operations of the successor company represent 100% of the businesses of the predecessor. Therefore, certain operational data for the twelve months ended December 31, 1999 have been presented on a combined basis because, other than goodwill amortization and interest expense, such information is comparable to the historical data of the predecessor and the current data of the successor.

The merger resulted in a significant increase in net goodwill and debt recorded in WinsLoew's financial statements. The increases resulted in materially higher charges for amortization and interest after August 27, 1999.

Prior to the acquisition of BJI, the Company completed a restructuring transaction involving two new legal entities, the final result of which, was the formation of a new holding company called WLFI Holdings, Inc.("Holdings"). Holdings, a Florida corporation, became the Company's parent company.

In order to accomplish this restructuring transaction, Holdings was initially formed as the Company's wholly-owned subsidiary. In addition to Holdings, the Company formed another company called WLFI Merger, Inc., a Florida corporation, as a wholly-owned subsidiary of Holdings. Then, immediately prior to the consummation of the Brown Jordan acquisition, we merged with WLFI Merger, Inc. and we were the surviving corporation of the merger.

As a result of this transaction, we became the wholly-owned subsidiary of the new holding company, Holdings, and the Company's shares of common stock which were outstanding immediately prior to the merger were converted into shares of common stock of the new holding company. In addition, each warrant or option to purchase shares of the Company's common stock was converted into a warrant or option to purchase common stock of the holding company. Finally, by operation of the merger the separate corporate existence of WLFI Merger ended.


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


Purchase of The Woodsmiths Company. On March 9, 2001 the Company purchased all of the outstanding stock of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 note payable to the sole shareholder of Woodsmiths. The acquisition resulted in goodwill of approximately $3.4 million and was accounted for under the purchase method of accounting. The operating results of Woodsmiths have been included in the consolidated operating results beginning on the date of acquisition.


Purchase of Brown Jordan International, Inc. On May 8, 2001 WinsLoew Furniture, Inc. and its parent WLFI Holdings, Inc. acquired all of the outstanding stock of Brown Jordan International, Inc. (BJI) at a purchase price of $78.6 million. The Stock Purchase Agreement by and among WLFI Holdings, Inc., the Company, BJI and the Stockholders of BJI also called for the repayment of outstanding BJI indebtedness at closing, which approximated $44.6 million. The amount of consideration paid by the Company for the BJI stock was determined through an arm's length negotiation between representatives of the Company and BJI.

The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired on a preliminary basis using the fair value of the assets acquired. This preliminary basis is subject to review and subject to change. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of BJI indebtedness at closing, has been recorded as goodwill in the amount of $78.6 million. The operating results of BJI have been included in the consolidated operating results since the date of acquisition.

WLFI Holdings, Inc. raised $50.9 million of equity and issued $22 million of subordinated notes to the sellers for BJI stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of BJI, obtained in the exchange of subordinated notes, was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility.










RESULTS OF OPERATIONS



The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 2001, 2000 and 1999 for each of the Company's product lines (in thousands, except for percentages): This table combines the predecessor company period ended August 26, 1999 with the successor company period ended December 31, 1999 for purposes of the discussion of year-end December 31, 1999 results.



                        2001                                       2000                                      1999
--------------------------------------------  -----------------------------------------   -----------------------------------------
          Net           Gross         Gross            Net         Gross         Gross            Net        Gross          Gross
         Sales          Profit        Margin          Sales        Profit        Margin          Sales       Profit         Margin
--------------------------------------------  -----------------------------------------   -----------------------------------------

Casual

        $206,980       $63,691        30.8%         $108,050      $49,949        46.2%          $74,586      $36,526         49.0%


Contract
and
Hospitality
         $70,159       $21,623        30.9%          $69,458      $26,027        37.5%          $72,346      $25,704         35.5%


Ready to
Assemble
          $9,015        $1,272        14.1%          $11,455       $2,046        17.9%          $15,207       $3,525         23.2%
--------------------------------------------  -----------------------------------------   -----------------------------------------
        $286,154       $86,586        30.3%         $188,963      $78,022        41.3%         $162,139      $65,755         40.6%








The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales. This table combines the predecessor company period ended August 26, 1999 with the successor company period ended December 31, 1999 for purposes of the discussion of year-end December 31, 1999 results.

                                                            For the Years Ended December 31,


----------------------------------------------------------------------------------------------------
                                                      2001                2000                1999
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Gross profit                                         30.30%              41.30%              40.60%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Selling, general and admin expenses                  15.40%              15.90%              15.80%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Amortization                                          3.20%               3.70%               2.00%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Operating Income                                     11.70%              21.70%              22.80%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Interest expense                                     11.10%              14.30%               5.50%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Provision for income taxes                            1.40%               3.80%               7.30%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Income from continuing operations                     0.80%               3.60%              10.20%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Gain from sale of discontinued operations,
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
   net of tax                                         0.00%               0.00%               0.50%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Extraordinary item, net of tax                        0.50%               0.00%               0.00%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Net (Loss)income                                    (1.40%)               3.60%              10.70%
----------------------------------------------------------------------------------------------------







COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

For purposes of this discussion, "pro forma" refers to the estimated consolidated results had the acquisitions of Wabash, Stuart Clark, Charter Furniture, Woodsmiths and Brown Jordan International occurred on January 1, 2000.

Net Sales. WinsLoew's actual consolidated net sales increased $97.2 million in 2001, or 51.4% to $286.2 million compared to $189.0 million in 2000. WinsLoew's consolidated net sales for 2001 on a pro forma basis decreased $35.6 million or 9.1% to $356.9 million, compared to pro forma net sales of $392.5 million in 2000. Casual pro forma sales decreased by 5.8% from 2000 resulting from poor spring weather in the northeast as well as softness in the residential market resulting from a sluggish economy. The contract and hospitality product line experienced a pro forma sales decrease of 18.4% resulting from a slowdown in new construction and refurbishing projects in the lodging market caused by economic recession. In addition, the contract and hospitality market was impacted particularly hard by the events of September 11, 2001. The RTA product line experienced a sales decrease of 21.3% due to lost floor space with a major mass merchandiser and credit tightening/catalog reductions at other major customers.

Gross Profit. Actual gross profit increased $8.6 million in 2001 or 11.0% to $86.6 million compared to $78.0 million in 2000. Consolidated pro forma gross profit decreased $22.8 million in 2001 or 18.5% to $100.4 million in 2001 compared to $123.2 million in 2000. The casual product line experienced lower pro forma gross margins in 2001, resulting from a combination of low-margin volume sales and the addition of Casual Living Worldwide, as part of the BJI acquisition in 2001. Casual Living targets the lower margin, mass merchandise market. The contract and hospitality product line pro forma gross margin decreased as a result of lower volumes and the inclusion of Charter for all of 2001. Finally, the RTA product line experienced decreased gross margin in 2001 due to lower volumes.


Selling, General and Administrative Expenses. Selling, general and administrative expenses on an actual basis increased $14.0 million or 46.8% from $30.1 million in 2000 to $44.1 million in 2001 primarily resulting from acquisitions. On a pro forma basis, selling, general and administrative expenses, decreased $3.4 million in 2001, to $52.3 million compared to $55.7 million in 2000, due to planned cost reduction measures, efficiencies achieved through acquisitions and lower expenses related to volume.

Amortization. Amortization expense increased $2.1 million or 30.5% from $7.0 million in 2000 to $9.1 million in 2001. The increase is related to a full year of goodwill amortization from acquisitions in 2000 as well as additional goodwill amortization related to acquisitions in 2001. On a pro forma basis, amortization expense increased $0.1 million in 2001, compared to 2000.

Operating Income. As a result of the above, actual operating income decreased 18.6% from $41.0 million in 2000 (21.7% of net sales) to $33.4 million (11.7% of net sales) in 2001. Operating income on a pro forma basis decreased $19.4 million to $38.2 million (10.7% of net sales) in 2001, compared to pro forma operating income of $57.6 million (14.7% of net sales) in 2000.

Interest Expense. Actual interest expense increased $4.7 million in 2001 to $31.8 million from $27.1 million in 2000 as a result of additional debt service associated with acquisitions. Further, the Company has increased its debt by $53.0 million from December 31, 2000 primarily as a result of acquisitions. Pro forma interest expense decreased $5.0 million in 2001 compared to 2000. The primary reason for the decrease is the impact of lower interest rates in 2001 compared to 2000.

Provision for Income Taxes. The effective tax rate in 2001 and 2000 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The increase in the effective tax rate in 2001 compared to 2000 is primarily due to the non-deductible goodwill related to the BJI acquisition.




COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

Net Sales. WinsLoew's consolidated net sales for 2000 increased $26.9 million or 16.5% to $189.0 million, compared to $162.1 million in 1999. Casual product line sales increased by 5.3% from 1999 net of the effect of the Wabash acquisition and adjusted for the effect of the Pompeii acquisition. When including the acquisitions of Pompeii and Wabash, casual sales increased 44.9% over 1999. Management believes that due to its high quality and innovative designs, existing retail customers have continued to allocate more floor space, requiring larger inventories of the Company's casual aluminum furniture. The contract and hospitality product line experienced a sales decrease, net of the acquisitions of Stuart Clark and Charter, of 16.6% resulting from softness in the lodging market. Specifically, sales to contract and hospitality customers were down approximately $7 million from 1999. When including the acquisitions of Stuart Clark and Charter, contract and hospitality sales decreased 4.0% from 1999. The RTA product line experienced a sales decrease of 24.7% due to inventory reduction and credit tightening/catalog reductions at major customers.

Gross Profit. Consolidated gross profit increased $12.2 million in 2000 to $78.0 million compared to $65.8 million in 1999. The casual product line experienced lower gross margins in 2000, resulting from the inclusion of Pompeii for all of 2000 as well as the Wabash acquisition in 2000. The seating product line experienced improved gross margins as a result of favorable product mix and improved operating efficiencies. Finally, the RTA product line experienced decreased gross profits in 2000 due to lower overhead absorption driven by lower volumes.

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


SEASONALITY AND QUARTERLY INFORMATION

Sales of retail casual products are typically higher in the second quarter of each year as a result of high retail demand for casual furniture preceding the summer months. Mass merchandise casual products are typically higher in the fourth and first quarters as mass merchants warehouse product in preparation for the spring season. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products.

The following table presents the Company's unaudited quarterly data for 2001 and 2000. Such operating results are not necessarily indicative of results for future periods. WinsLoew believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with WinsLoew's Consolidated Financial Statements included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for a full year.





              (In thousands)

               2001 Quarters                 First         Second         Third         Fourth
                                         ----------------------------------------------------------


Net Sales                                   $39,718        $79,253       $57,115       $110,068
Gross Profit                                 15,001         28,048        17,558         25,979
Operating Income                              5,982         13,511         2,750         11,141
Interest Expense                              7,267         11,277         7,073          6,141
(Loss)Income From Continuing
  Operations                                (1,285)          2,234       (4,323)          5,000
Extraordinary Item, Net of Taxes                -              -             -            1,550
Net (Loss)Income                              (574)          (296)       (3,838)            744









              (In thousands)

               2000 Quarters                 First         Second         Third         Fourth
                                         ----------------------------------------------------------

Net Sales                                   $39,353        $57,425       $46,950        $45,235
Gross Profit                                 15,802         24,444        18,290         19,486
Operating Income                              7,411         14,054         8,563         10,974
Interest Expense                              6,537          6,844         6,517          7,216
Income from Continuing Operations               390          3,215           914          2,218
Net Income                                      390          3,215           914          2,218






LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. At December 31, 2001, the Company had $62.6 million of working capital and $26.9 million of unused and available funds under its revolving credit facility.


Cash Flows from Operating Activities. During 2001, net cash provided by operations increased to $17.3 million, compared to $14.1 million in 2000. The primary reason for the increase is due to the Company's use of trade payables credit which was somewhat offset by slower receivables collections, particularly in the last quarter of 2001.

Cash Flows from Investing Activities. During 2001 we spent $5.2 million on capital expenditures and $73.7 million on acquisitions. This is compared to 2000, which included $6.0 million on capital expenditures and $52.6 million on acquisitions. Net cash used in investing activities was $78.9 million and $58.5 million for the twelve months ended December 31, 2001 and December 31, 2000 respectively.

Cash Flows from Financing Activities. Net cash provided by financing activities during 2001 was $66.1 million compared to net cash provided in financing activities of $44.3 million in 2000. Financing activities during 2001 focused on the Company's acquisition of Brown Jordan International and simultaneous restructuring of the Company's Senior Credit Facility. Specifically, proceeds for the BJI acquisition and Senior Credit Facility payoff were $201.8 million under the Company's new Senior Credit facility and $50.9 million of equity investment. Of these amounts, $147.3 million was used to payoff the existing Senior Credit Facility and $105.4 million was used for the acquisition of BJI, including payoff of funded indebtedness. This is compared to 2000 when cash was primarily provided by proceeds from borrowings under our revolving credit facility and to a lesser extent, our acquisition line of credit. In addition, proceeds were provided by the issuance of the company's common stock pursuant to acquisitions. During 2000 we used cash generated by operations to repurchase $1.3 million of our common stock.

Our senior credit facility consists of a $165.0 million term loan. During 2001, principal payments totaling $3.8 million were made against the term loan leaving an outstanding balance on the loan of $161.3 million as of December 31, 2001. Our senior credit also includes, a $60.0 million revolving credit facility, of which $28.0 million was borrowed and $5.1 million was allocated to existing letters of credit outstanding at December 31, 2001. As of December 31, 2001, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $26.9 million.

The senior credit facility also requires the Company to enter into an interest rate swap agreement to fix the interest rate on at least $80 million principal amount of variable rate debt. (see Note 7 to the Audited Consolidated Financial Statements).

We have significant amounts of debt requiring interest and principal repayments. The notes require semi-annual interest payments, which commenced in February 2000 and will mature in August 2007. Borrowings under the new senior credit facility require quarterly interest payments, which commenced in June 2001.

In addition, the Company would fund any interest payments of Holdings, the parent. These interest payments are the result of debt assumed in the acquisition of BJI. Currently the debt service on these notes is satisfied through the issuance of additional notes by Holdings. Should cash interest payments be made, the Company would fund such payments through its existing working capital or revolving line of credit. (see Note 6 to the Audited Consolidated Financial Statements).


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

Operating cash flows are closely correlated to demand for the Company's products. A decrease in demand for the Company's products would impact the availability of these internally generated funds. Further, the Company's revolving line of credit is contingent upon the Company maintaining particular debt covenants. Failure to comply with these covenants would impact the availability of funds on the revolving credit line.

Our anticipated capital needs through 2002 will consist primarily of the following:

          . interest payments due on the notes and interest and principal due under our senior credit facility,

          . increases in working capital driven by the growth of our business, and

          .  the financing of capital expenditures.

Aggregate capital expenditures are budgeted at approximately $5.0 million in 2002. To the extent available, funds will be used to reduce outstanding borrowings under our senior credit facility. Management believes that funds generated from operations and funds available under our senior credit facility will be sufficient to satisfy our debt service obligations, working capital requirements and commitments for capital expenditures.






The following tables set forth the Company's contractual obligations and commitments.

-----------------------------------------------------------------------------------------------------------------------

         (In Thousands)                                         Payments Due By Period
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


Contractual                                                1 year             2-3               4-5            After 5
Obligations                                 Total          or less            years             years            years
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Long-Term Debt                            266,250            6,875           21,250           133,125          105,000

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
IDB Debt
                                            2,275              325              650               650              650
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Capital Leases
                                               29               11               13                 5                -
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Operating Leases
                                           27,528            4,959            8,215             6,727            7,627
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Unconditional Purchase
Obligations
                                            1,000            1,000                -                 -                -
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations                          297,082           13,170           30,128           140,507          113,277

-----------------------------------------------------------------------------------------------------------------------








         (In Thousands)                 Commitment Expiration Per Period
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       Total
Contractual            Amounts      1 year        2-3       4-5       After 5
Obligations            Committed    or less       years     years     years
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Standby Letters of
Credit
                        5,053        5,053          -         -         -
-------------------------------------------------------------------------------



RELATED PARTY TRANSACTIONS

As a result of the BJI acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company's long-term supply agreement with Lexman providing for the Company to purchase a minimum of $10,000,000 of furniture per year expired in 2001. In calendar 2001 the Company purchased approximately $66,000,000 from Leisure Garden.

Prices are negotiated on an item or furniture group basis. Although the prices are agreed upon through a rigorous negotiating process, the Company does not believe the negotiations are at "arms length". Further, the Company believes it purchases furniture from Leisure Garden at prices that are lower than those that would be negotiated with an unrelated third party.



FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

WinsLoew purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Italian Lira and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Italian Lira and Mexican Peso at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Consequently, the Company elected to hedge a portion of its exposure to purchases made in 2001 by entering into foreign currency forward contracts for the Italian Lira, with a value of $2.8 million, of which none were outstanding and unsettled at December 31, 2001. Further, the Company entered into Mexican Peso forward contracts during 2001. Currently the Company has forward contracts on the Mexican Peso extending through March 2002, with $1.0 million outstanding and unsettled at December 31, 2001. The Company did not incur significant gains or losses during 2001 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy and operations funding in Mexico. The Company does not speculate in foreign currency.


Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.




SIGNIFICANT ACCOUNTING POLICIES


General

WinsLoew's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.





Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Inventory

The company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and other identifiable intangible assets

Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as trademarks and trade names, favorable leases, and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives.

These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As discussed herein, the FASB issued SFAS 141 and SFAS 142 in June 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. We plan to adopt these pronouncements effective January 1, 2002. At such time we anticipate that amortization associated with purchased goodwill will cease.

We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.


Derivatives

Financial instruments, including derivatives, used in the Company's hedging activities are recorded at fair value, and the amount of ineffectiveness recorded in earnings. Fair values for certain derivative contracts are derived from pricing models that consider time value and yield curve or volatility factors underlying the positions.

Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Changes in the fixed income and foreign exchange markets will impact the Company's estimates of fair value in the future, potentially affecting revenues. To the extent financial contracts have extended maturity dates, the Company's estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain high-yield debt securities, and certain senior secured loans) also requires a high degree of judgment in determining fair value.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 1 of the Company's Consolidated Financial Statements.







ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 Page


Report of Ernst & Young LLP, Independent Auditors                            38


Consolidated Balance Sheets as of
  December 31, 2001 and 2000                                                 39


Consolidated Statements of Operations:
Year ended December 31, 2001
Year ended December 31, 2000
Period from August 27, 1999 to December 31, 1999  (Successor
Company)  Period  from  January 1, 1999 to August  26,  1999
(Predecessor Company)                                                        41


Consolidated Statements of Stockholder's Equity
Year ended December 31, 2001
Year ended December 31, 2000
Period  from August 27,  1999 to  December  31,  1999  (Successor
Company)   Period  from  January  1,  1999  to  August  26,  1999
(Predecessor Company)                                                        42


Consolidated Statements of Cash Flows
Year ended December 31, 2001
Year ended December 31, 2000
Period from August 27, 1999 to December 31, 1999  (Successor
Company)  Period  from  January 1, 1999 to August  26,  1999
(Predecessor Company)                                                        43



Notes to Consolidated Financial Statements                                   47








                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders of WinsLoew Furniture, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  WinsLoew
Furniture, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. We have also audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of WinsLoew Furniture, Inc. and Subsidiaries for the period from August 27, 1999 to December 31, 1999 ("Successor period") and for the period from January 1, 1999 to August 26, 1999 ("Predecessor period"). Our audits also included the financial statement schedule of WinLoew Furniture, Inc. and Subsidiaries in Item 14(a)(2). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WinsLoew Furniture, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the periods ended December 31, 1999 and August 26, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                    /s/ Ernst & Young LLP




Birmingham, Alabama
February 8, 2002








WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)


                                                       December 31,

                                                   2001              2000

Assets
Cash and cash equivalents                        $5,107              $602

Accounts receivable, less allowance
for doubtful accounts of $3,339 and
$3,101 at December 31, 2001 and
2000, respectively                               86,534            36,992

Inventories                                      28,111            20,198

Prepaid expenses and other current assets        12,463             5,742

                                           -------------------------------
                                           -------------------------------
Total current assets                            132,215            63,534

Property, plant and equipment, net               37,258            27,827
Goodwill, net                                   343,027           269,258
Other assets, net                                15,518             7,004

                                           -------------------------------
                                           -------------------------------

Total assets                                   $528,018          $367,622
                                           ===============================
                                           ===============================

Liabilities and Stockholders' Equity
Current portion of long-term debt                $7,200            $4,025
Accounts payable                                 35,300             5,739
Accrued interest                                  5,214             6,765
Other accrued liabilities                        21,879            13,221

                                           -------------------------------
                                           -------------------------------

Total current liabilities                        69,593            29,750


Long-term debt, net of current portion          287,878           238,147
Deferred income taxes                             2,182             1,849

                                           -------------------------------
                                           -------------------------------

Total liabilities                               359,653           269,746








WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                            December 31,

                                                ------------------------------
                                                       2001              2000
                                                ------------------------------

Stockholder's Equity:
Common stock -- par value $.01 per share,
 1,000 and 1,000,000 shares authorized
 at December 31, 2001 and 2000, Respectively;
 1,000 and 850,350 shares issued and outstanding
 at December 31, 2001 and 2000, respectively          $ --                $ 9

Additional paid-in capital                          164,735            88,819
Retained earnings                                     5,084             9,048
Accumulated other comprehensive loss                (1,454)                --
                                                ------------------------------
Total stockholders' equity                          168,365            97,876

                                                ------------------------------
Total liabilities and stockholder's equity         $528,018          $367,622
                                                ==============================

See accompanying notes









WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              Successor        Predecessor
                                                                               Company           Company
                                         Successor         Successor         Period from       Period from
                                          Company           Company           August 27,        January 1,
                                         Year ended        Year ended          1999 to           1999 to
                                        December 31,      December 31,       December 31,       August 26,
(In thousands)                              2001               2000               1999              1999

Net Sales                                 $286,154           $188,963           $56,505           $105,634
Cost of Sales                             $199,568           $110,941           $33,076            $63,308
                                  -----------------  -----------------  ----------------  -----------------
          Gross Profit                     $86,586            $78,022           $23,429            $42,326

Selling, general and
  administrative expense                   $44,124            $30,063            $8,440            $17,234
Amortization                                $9,078             $6,957            $2,449               $872
                                  -----------------  -----------------  ----------------  -----------------
        Operating Income                   $33,384            $41,002           $12,540            $24,220
                                  -----------------  -----------------  ----------------  -----------------

Interest expense                           $31,758            $27,114            $8,804               $106



                                   -----------------  -----------------  ----------------  -----------------
Income from continuing
operations before
income taxes and
extraordinary items                         $1,626            $13,888            $3,736            $24,114




Provision for income
  taxes                                     $4,040             $7,151            $2,180             $9,159


                                  -----------------  -----------------  ----------------  -----------------
 (Loss)income from
  continuing operations                    (2,414)             $6,737            $1,556            $14,955


Gain on sale of
  discontinued operations,
  net of tax                                     -                  -              $755                  -

                                  -----------------  -----------------  ----------------  -----------------
(Loss)income before
extraordinary item                        $(2,414)             $6,737            $2,311            $14,955

Extraordinary item,
  net of tax                              $(1,550)                  -                 -                  -

                                  -----------------  -----------------  ----------------  -----------------
           Net Income                     $(3,964)             $6,737            $2,311            $14,955
                                  =================  =================  ================  =================

                             See accompanying notes











 WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                                     Accumulated
                                                  Common Shares        Additional        Other
                                                                        Paid in      Comprehensive     Retained
                                                 Shares     Amount      Capital          Loss          Earnings       Total
                                       --------------------------------------------------------------------------------------

Predecessor Company:
Beginning balance
  January 1, 1999                              7,294,408     $ 73       $ 19,797              $ -        46,356       66,226

Tax benefit related to
  exercise of stock options                            -        -          6,941                -             -        6,941

Repurchase and cancellation
  of stock                                     (112,500)      (1)        (3,185)                -             -      (3,186)

Net income through
  merger date                                          -        -              -                -        14,955       14,955
                                       --------------------------------------------------------------------------------------
Balance, August 26, 1999                       7,181,908       72         23,553                -        61,311       84,936


Successor Company:
Going private transaction                    (7,181,908)     (72)       (23,553)                -      (61,311)     (84,936)
                                                                                                                           -

Proceeds of stock issued                         780,000        8         77,992                -             -       78,000

Valuation of warrants
  issued in connection
   with senior
  subordinated notes                                   -        -          1,400                -             -        1,400

Net income from merger                                                                                                     -
  date through year end                                -        -              -                -         2,311        2,311
                                       --------------------------------------------------------------------------------------
Balance  December 31, 1999                       780,000        8         79,392                -         2,311       81,711


Exercise of stock options                              -        -              -                -             -            -
Repurchase and cancellation
  of stock                                      (13,225)        -        (1,322)                -             -      (1,322)

Proceeds of stock issued                          48,171        -          6,150                -             -        6,150

Stock issued in                                                                                                            -
  consideration for                                                                                                        -
  business combinations                           35,404        1          4,599                -             -        4,600

Net income                                             -        -              -                -         6,737        6,737
                                       --------------------------------------------------------------------------------------
Balance  December 31, 2000                       850,350        9         88,819                -         9,048       97,876


Proceeds of stock issued                             147        -             20                -             -           20

BJI acquisition and merger                                                                                                 -
  into WLFI Holdings                           (849,497)      (9)         75,896                -             -       75,887

Net income                                             -        -              -                -       (3,964)      (3,964)

Other comprehensive loss                               -        -              -          (1,454)             -      (1,454)
                                       --------------------------------------------------------------------------------------
Comprehensive net loss                                 -        -              -          (1,454)       (3,964)      (5,418)
                                       --------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------

Balance  December 31, 2001                         1,000       $-       $164,735         $(1,454)       $ 5,084      168,365
                                       ======================================================================================











WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Successor     Predecessor
                                                                                        Company       Company
                                                         Successor        Successor     Period from   Period from
                                                         Company          Company       August 27,    January 1,
                                                         Year Ended       Year Ended    1999 to       1999 to
                                                         December 31,     December 31,  December 31,  August 26,
                                                         2001             2000          1999          1999

                                                        ---------------------------------------------------------

Cash flows from operating activities:

Net income                                               $(3,964)           $6,737       $2,311        14,955

Adjustments to reconcile net
   income to net cash provided by
  (used in) operating activities:

Depreciation and amortization                             17,609            10,561        2,961         1,884

Provision for losses on
   accounts receivable                                       403               672          150           242

Provision for excess and

obsolete inventory                                         2,175              (49)        (129)           594

Going private
  transaction expenses                                        --             (120)          201            --

Loss on sale of assets                                        --               107           --            --

Deferred income taxes                                      1,121               750          682           110

Changes in operating assets and
  liabilities, net of effects from
  acquisitions and dispositions:
Accounts receivable                                     (16,851)           (4,904)      (6,825)         4,788

Inventories                                                2,668               132          866            25
Prepaid expenses and other
  current assets                                         (1,018)               488         (147)          208

Refundable income taxes                                      --              6,908            --      (6,908)

Other assets                                               (261)              (33)            --           --

Accounts payable                                          20,311           (1,101)        (1738)        1,022

Accrued interest                                         (1,551)             1,205         5,560         (24)

 Other accrued liabilities                               (3,317)           (7,237)       (6,088)        6,105
                                                        ---------           ------        -------      ------
 Net cash provided by
 (used in) operating activities                           17,325            14,116       (2,196)       23,001

Cash flows from investing activities:
Capital expenditures,
  net of disposals                                       (5,165)           (5,966)       (2,996)        (269)

Going private transaction                                    --                --      (276,142)          --

Investment in subsidiaries                              (73,725)          (52,631)           --      (18,207)

Cash received on sale of assets                              --                110           --           --
                                                        ---------          ---------    --------     --------
 Net cash used in
 investing activities                                   (78,890)          (58,487)     (279,138)     (18,476)










WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Successor         Predecessor
                                                                             Company           Company
                                         Successor        Successor         Period from       Period from
                                          Company          Company           August 27,        January 1,
                                         Year ended       Year ended         1999 to           1999 to
                                         December 31,      December 31,      December 31,      August 26,
                                           2001              2000              1999              1999

Cash flows from financing activities:
Net borrowings (payments)
  under revolving credit
  agreements                             $(176,199)          $(7,011)            $5,726         $(1,431)
Borrowings for
  Acquisitions                              204,326            46,531                 -                -

Payments on long-term debt                  (5,000)           (3,700)                 -                -
Proceeds from issuance of
  common stock, net                              20                 -                 -                -
Proceeds from issuance of
  common stock for
  acquisitions                                    -             6,150                 -                -
Contributed capital-
  BJI acquisition                            50,928                 -                 -                -
Proceeds from exercise of
  stock options                                   -                 -                 -            6,941
Repurchase and cancellation
   of stock                                       -           (1,323)                 -          (3,186)
Proceeds from issuance of
  long-term debt                                  -             3,900           196,216                -

Proceeds from issuance of
  common stock warrants and
  common stock, net                               -                 -            79,400                -

Deferred financing costs                    (8,005)             (284)           (5,919)            (703)
Net cash provided by
(used in) financing
                                   ----------------------------------------------------------------------
activities                                   66,070            44,263           275,423            1,621











WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Successor        Predecessor
                                                                      Company            Company
                                 Successor        Successor       Period from        Period from
                                   Company          Company        August 27,         January 1,
                                Year ended       Year ended           1999 to            1999 to
                              December 31,     December 31,      December 31,         August 26,
                                      2001             2000              1999               1999

Net increase (decrease) in
  cash and cash equivalents         $4,505           $(108)          $(5,911)             $6,146
Cash and cash equivalents
  at beginning of year
  or period                            602              710             6,621                475

                             --------------------------------------------------------------------
Cash and cash equivalents at
end of year or period            $ 5,107            $ 602            $  710            $ 6,621
                             ====================================================================












                                                     Successor     Predecessor
                                                     Company       Company
                         Successor     Successor     Period from   Period from
                         Company       Company       August 27,    January 1,
                         Year Ended    Year Ended    1999 to       1999 to
                         December 31,  December 31,  December 31,  August 26,
                         2001          2000          1999          1999


Supplemental disclosures:
Interest paid             $31,083      $24,436        $3,344         $130
Income taxes paid          $2,225       $5,503        $3,628       $7,732



Investing activities included the acquisitions of The Woodsmiths Company and Brown Jordan International in 2001 and Wabash Valley Manufacturing, Stuart Clark and Charter Furniture in 2000. Assets acquired, liabilities assumed and consideration paid was as follows:


                                                              January 1, 1999
                                        2001        2000     To August 26, 1999

Fair value of assets
 acquired                            $147,718    $ 67,272       $ 20,082

Cash on-hand                            (960)     (1,507)           -

Liabilities assumed                  (48,074)     (8,534)        (1,875)

Less Value of stock
consideration issued to
shareholders of acquired companies   (24,959)     (4,600)           -

                                  ---------------------------------------------
Cash paid for acquisitions, net
of cash acquired                     $ 73,725    $ 52,631       $ 18,207
                                  =============================================


                                   See accompanying notes










WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


1.       WLFI HOLDINGS

Prior to the acquisition of Brown Jordan International ("BJI"), WinsLoew Furniture, Inc. ("WinsLoew" or the "Company") completed a recapitalization transaction wherein, the Company became a wholly owned subsidiary of a new holding company called WLFI Holdings, Inc. (Holdings), a Florida corporation.

In order to accomplish the recapitalization, Holdings was initially formed as the Company's wholly-owned subsidiary. In addition to Holdings, the Company formed another company called WLFI Merger, Inc., a Florida corporation, as a wholly-owned subsidiary of Holdings. Then, immediately prior to the consummation of the Brown Jordan acquisition, the Company merged with WLFI Merger, Inc. and was the surviving corporation of the merger.

As a result of these transactions, the Company became a wholly owned subsidiary of the new holding company, Holdings. All shares of common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. In addition, each warrant or option to purchase shares of the Company's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. 1,000 shares of the Company's common stock was then issued to WLFI Holdings, Inc. Finally, by operation of the merger the separate corporate existence of WLFI Merger ended.

Because there was no change in the stock ownership of the Company as a result of the recapitalization, there was no change in the basis of the Company's assets or liabilities.


2.  GOING PRIVATE TRANSACTION

From December 19, 1994 through August 26, 1999, WinsLoew's common stock was traded on the NASDAQ National Market under the symbol "WLFI". On August 27, 1999, WinsLoew and Trivest Furniture Corporation (Trivest Furniture), a newly formed Florida corporation were merged with and into WinsLoew, with WinsLoew being the surviving corporation. The merger was approved by majority vote of the shareholders on August 27, 1999. Pursuant to the merger, each holder of the outstanding WinsLoew common stock, other than stock held by Trivest Furniture, received $34.75 per share in cash, without interest, and the holder of each outstanding stock option received a cash payment equal to the difference between $34.75 and the exercise price of the option.

Funds to pay the cash merger consideration, option cancellation payments and related fees and expenses were provided by the following sources: (1) the net proceeds from the sale of units consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock; (2) borrowings of term loans and drawings on a revolving line of credit under our senior credit facility; and (3) equity.

The stock purchase described above was completed in one transaction. The Company accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price described above. Accordingly, the financial statements for the period subsequent to August 26, 1999, are presented on the Company's new basis of accounting, while the results of operations for periods ended on or before August 26, 1999, reflect the historical results of the predecessor company.

Had the going private transaction occurred on January 1, 1999, the unaudited pro forma net sales, operating income and net income for the years ended December 31, 1999 would have been $162,139,000, $13,963,000, and $13,963,000 respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1999.

The total amount of goodwill recorded as a result of the transaction was $191,817,000. The amount of unamortized goodwill resulting from the transaction at December 31, 2001 was $180,627,000.

The following sets forth the sources and uses of the funds for the transaction (dollars in thousands).




                                                    Uses of Funds

Cost of stock and stock options                      $268,256
Expense of transaction                                 14,350
                                                     --------
Total                                                $282,606
                                                     ========

                                                  Sources of Funds

Senior subordinated notes
  and warrants                                       $102,452
Senior credit facility                                 95,000
Cash equity investment                                 66,167
Rollover equity investment                             11,833
Available cash on hand                                  7,154
                                                     --------
Total                                                $282,606
                                                     ========




3. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

The  consolidated   financial   statements  include  the  accounts  of  WinsLoew
Furniture, Inc. ("WinsLoew") and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

In conjunction with the Brown Jordan International acquisition, the Registrant is now a wholly owned subsidiary of WLFI, Holdings, Inc. (See note 1)




BUSINESS

WinsLoew is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture. WinsLoew's casual furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores, mass merchandisers and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. WinsLoew's contract and hospitality seating products are distributed to a customer base, which includes architectural design firms, restaurant and hospitality chains. WinsLoew's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is primarily through mass merchandisers, catalogue wholesalers and specialty retailers. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.




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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: building and improvements, 8 to 40 years; manufacturing equipment, 2 to 11 years; office furniture and equipment, 3 to 7 years; and vehicles, 3 to 5 years.

GOODWILL

Goodwill is amortized on a straight-line basis over forty years from the date of the acquisition. The carrying value of goodwill is reviewed if the facts and circumstances suggest it may be impaired. If the review, using undiscounted cash flows over the remaining amortization period, indicates that goodwill will not be recoverable, the Company's carrying value is reduced. The amount of consolidated unamortized goodwill at December 31, 2001 was $343 million.

OTHER ASSETS

Loan acquisition costs and related legal fees, included in other assets, are deferred and amortized over the respective terms of the related debt. The amount of consolidated deferred loan acquisition costs at December 31, 2001 was $10.4 million.


ADVERTISING EXPENSE

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $6,582,000, $4,174,000 and $2,204,000
respectively.



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

STOCK OPTIONS

As permitted by Statement of Financial Accounting Standards No.123 (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" and its interpretations in accounting for its stock options and other stock-based employee compensation awards. Under provisions of APB No.25, no compensation expense has been recognized for stock option grants. Pro forma information regarding net income as calculated under the fair value provisions of SFAS 123 is disclosed in Note 7 to the financial statements.


DERIVATIVES

The Company utilizes mark-to-market treatment for its financial instruments classified as derivatives. Such instruments include foreign currency forward contracts and an interest rate swap. The effectiveness of the interest rate swap hedge relationship is assessed by utilizing the "variable cash flows method". The fair value of the hedge is recorded on the balance sheet with any ineffectiveness recorded against earnings.

The effectiveness of foreign currency hedges is assessed by comparing the changes in the present value of the forward rate of the currencies arising from the hedged forecasted transactions with the changes in the fair value of the forward contract. The actual forward contract will be recorded at fair value on the balance sheet, with the effective portion of the derivative's gain or loss recorded in other comprehensive income and subsequently recognized in earnings in the same period or periods the hedged transactions affect earnings.


FOREIGN CURRENCY FORWARD CONTRACTS

The Company has exposure to losses, which may result from settlement of certain raw materials purchases denominated in a foreign currency. To reduce this exposure, the Company sometimes enters into forward contracts to buy foreign currency. These forward contracts are accounted for as hedges, therefore, gains and losses from settlement of the forward contracts are used to offset gains and losses from settlement of the liability for the purchased raw materials. Gains and losses are recognized in the same period in which raw material purchases affect earnings. The Company is exposed to losses on the forward contracts in the event it does not purchase the raw materials, however, the Company does not anticipate this event.

At December 31, 2001 the Company had $1.0 million in Mexican pesos forward contracts outstanding, through March 2002. There were no significant deferred gains or losses and actual gains (losses) included in cost of sales were $0, $0, ($33,000) and $0 for the years ended December 31, 2001, 2000, for the period from August 27, 1999 to December 31, 1999 and the period from January 1, 1999 to August 26, 1999, respectively.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

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


4. DISCONTINUED OPERATIONS

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

The Company recorded pre-tax income from the disposition of discontinued operations totaling $1.2 million ($0.76 million net of taxes) for 1999.

As a result of the Board's decision to retain Southern Wood, the consolidated financial statements for all periods presented herein reflect the results of operations of Southern Wood as a continuing operation.



5.  ACQUISITIONS AND DISPOSITION

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

In addition, the stock purchase agreement provides for an additional contingent deferred payment of up to $1,000,000 based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees. The maximum contingent payment amount of $1,000,000 was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. The amount of any such contingent payment will be made directly to the former sole shareholder and serves as a financial incentive.

The acquisition resulted in goodwill of approximately $3.4 million and was accounted for under the purchase method of accounting. The operating results of Woodsmiths have been included in the consolidated operating results beginning with the month of March.


On May 8, 2001 WinsLoew Furniture, Inc. and its parent WLFI Holdings, Inc. acquired all of the outstanding stock of Brown Jordan International, Inc. (BJI) at a purchase price of $78.6 million. The Stock Purchase Agreement by and among WLFI Holdings, Inc., the Company, BJI and the Stockholders of BJI also called for the repayment of outstanding BJI indebtedness at closing, which approximated $44.6 million. The amount of consideration paid by the Company for the BJI stock was determined through an arm's length negotiation between representatives of the Company and BJI.

The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired on a preliminary basis using the fair value of the assets acquired. This preliminary basis is subject to review and subject to change. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of BJI indebtedness at closing, has been recorded as goodwill in the amount of $78.6 million. The operating results of BJI have been included in the consolidated operating results since the date of acquisition.

In order to complete the acquisition, the merger described in Note 1 was consummated simultaneously.

WLFI Holdings, Inc. raised $50.9 million of equity and issued $22 million of subordinated notes to the sellers for BJI stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of BJI, obtained in the exchange of subordinated notes, was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility.

The operating results of the above acquisitions have been included in the consolidated operating results since the dates of acquisition.

The following unaudited pro forma information has been prepared assuming that the acquisitions of Wabash, Stuart Clark, Charter, Woodsmiths and Brown Jordan International occurred on January 1, 2000. Pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.




(In thousands)
                             For the Years Ended December 31,
                                   2001          2000

Net sales                        $356,887      $392,525

Income (loss)from
  continuing operations           (1,782)        8,680

Extraordinary item,
  net of tax                      (1,550)          -

Net income (loss)                 (3,332)        8,680





6.       LONG-TERM DEBT

During 2001, the Company restructured its senior credit facility. Certain proceeds from this restructuring were used to finance a portion of the consideration for the Brown Jordan International acquisition. (see Note 4)

Long-term debt consisted of the following at December 31, 2001 and 2000

(In thousands)               2001             2000
                             -----            ----

Acquisition line                --        $ 20,000
Revolving line of credit    28,050          25,262
Term Loan                  161,250          91,300
Senior Subordinated Notes  102,203         101,710
IDB Bonds                    3,575           3,900
                            -------        -------
                           295,078         242,172
Less current portion        (7,200)         (4,025)
                            -------        --------
                          $287,878        $238,147
                           ========        ========

At December 31, 2001 and 2000, the carrying amounts of long-term debt approximated their fair values.

Maturities of long-term debt for the five years succeeding December 31, 2001 are $7.2 million in 2002, $9.7 million in 2003, $12.2 million in 2004, $101.0 million in 2005, $32.8 million in 2006 and $107.0 million thereafter.


WLFI HOLDINGS, INC. NOTES

As mentioned in Note 5 regarding the acquisition of BJI, Holdings, WinsLoew's parent, issued $22.0 million in notes to the sellers. Holdings does not generate cash internally and is therefore dependent upon the Company's cash flows to service its debt. It is Holdings' intention to continue to issue additional notes to the note holders in lieu of quarterly cash payments for interest earned on the notes. In 2001, all interest payments by Holdings were paid in kind ("pik") through the issuance of additional notes equal in value to the interest payable. The total additional notes issued during 2001 as pik was $2,285,000.


The following table sets forth the timing of cash flows for Holdings' scheduled interest payments, assuming quarterly cash payments:



(In Thousands)

--------------------------------------------------------------------------
Year               2002        2003        2004       2005       2006
--------------------------------------------------------------------------
Payment          $ 3,607     $ 3,995     $ 4,070    $ 4,070    $ 4,070
--------------------------------------------------------------------------


Cash interest payments by Holdings would funded be from the Company's existing working capital or revolving credit line. The Company currently does not pay dividends to its shareholders; therefore, there is no impact on the Company's ability to pay dividends to shareholders, as a result of any such interest payment funding on behalf of Holdings. The notes and additional pik notes mature on August 16, 2007.



SENIOR CREDIT FACILITY


In connection with the Brown Jordan International acquisition, WinsLoew entered into a new senior credit facility provided by a syndicate of financial institutions. The facility, which matures in March 2006, provides for borrowings of up to $225 million, is collateralized by substantially all of the assets of the Company and is secured by a pledge of the capital stock of all the Company's domestic subsidiaries. The facility consists of a revolving line of credit
(maximum of $60 million) and a term loan (aggregate of $165 million). The revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. The Term Loan has an applicable interest rate at December 31, 2001 of 7.0% and a maturity date of March 31, 2006.

At the option of the Company,  the interest rates under the facility are either:
(1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. An amendment to the credit agreement dated December 2001 places a floor of 2.5% on the LIBOR rate. The margins of different loans under the facility vary according to a pricing grid. The margins for term loans that are LIBOR based range from 4.5% to 4.0% while margins for revolving loans that are LIBOR based range from 4.0% to 7.5%. Both LIBOR based term and revolving rates are based upon the Company's consolidated total leverage ratio. Margins on base rate loans are the applicable LIBOR margin for such type loans less 1%. As of December 31, 2001, the Term Loan is priced at a rate of 7.0%, while the revolving line of credit is priced at 7.25%.

The outstanding principal balance of the Term Loan is due 2.2% in 2001, 4.1% in 2002, 5.6% in 2003, 7.1% in 2004, 61.0% in 2005 and 20.0% in 2006.

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

As of September 28, 2001 the Company was not in compliance with the Maximum Consolidated Total Leverage Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived this covenant until November 30, 2001 pursuant to the terms contained in The Limited Waiver to WinsLoew Furniture's Inc. Credit Agreement dated May 8, 2001 ("Limited Waiver"). This Limited Waiver included certain conditions on additional leverage that were more restrictive than those contained in The Senior Credit Facility. The Limited Waiver was extended until December 15 when an amendment to The Senior Credit Facility became effective.

The First Amendment to the Senior Credit Facility dated December 15, 2001 changed certain covenant requirements, established a floor of 2.5% on LIBOR based debt, restricted the amount of cash and cash equivalents the Company may own as investments and established a new pricing grid based upon the Company's consolidated total leverage ratio. At December 31, 2001 the Company was in compliance with all such covenants.



SENIOR SUBORDINATED NOTES AND WARRANTS

In connection with the merger described in note 2, the Company issued 105,000 units ("Units") consisting of $105 million aggregate principal amount at maturity of 12 3 / 4 % senior subordinated notes due 2007 ("Notes") and warrants ("Warrants") to purchase an aggregate of 24,129 shares of its capital stock. Each Unit consists of $1,000 aggregate principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The issue price of each Unit was $975.73, of which the Company allocated $962.40 to the Notes and $13.33 to the Warrants. The total amount of discount recorded on the notes was $3,948,350 and is being amortized on a straight line basis to interest expense over the life of the Notes. The Notes are general unsecured obligations of the Company and are junior in the right of payment to the Company's debt that does not expressly provide that it ranks equally with or junior to the Notes, including the Company's obligations under its senior credit facility. The Notes are unconditionally guaranteed by the direct and indirect domestic subsidiaries of WinsLoew and bear interest at 12 3 / 4%, which is payable semi-annually on February 15 and August 15 beginning on February 15, 2000. The Notes will mature on August 15, 2007.

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

In conjunction with the Brown Jordan International acquisition each outstanding warrant of the Company issued pursuant to the Warrant Agreement dated as of August 24, 1999 between the Company and American Stock Transfer & Trust
Registrant, as Trustee, was assumed by WLFI Holdings in accordance with the Warrant Agreement so that each warrant became exercisable for that number of shares of Holdings common stock equal to the number of shares of Registrant common stock issuable upon the exercise of the warrant immediately prior to the merger, at the same exercise price as was in effect immediately prior to the merger.

The Warrants are exercisable on or after the occurrence of certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 3% of the common stock of WLFI Holdings. The Warrants expire on August 15, 2007. The Company estimated the value of the Warrants at $1.4 million, which is reflected as "additional paid-in capital" in the accompanying consolidated balance sheet.

The indenture under which the Notes are issued requires the Company to meet a minimum fixed charge coverage ratio and includes other provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2001, the Company was in compliance with such covenants.




INDUSTRIAL DEVELOPMENT BOARD BONDS

In connection with the Company's plant expansion at its Haleyville facility the Company entered into a lease agreement with the Industrial Development Board ("IDB") of The City of Haleyville, Alabama. The plant expansion was funded with proceeds from the issuance of IDB bonds in the amount of $3,900,000.

The Company has agreed to make payments on the debt service and to pay the purchase price of the Bonds pursuant to Mandatory Tender and Optional Tender provisions in the Indenture. The Company has also entered into a Bond Guarantee Agreement dated May 1, 2000 in favor of the Trustee, whereby the Company guarantees payment when due of debt service on the Bonds and the purchase price of Bonds tendered for purchase under the Indenture. As additional security, an irrevocable Letter of Credit has been issued in favor of the Trustee.

The Bonds may bear interest at either a variable rate or fixed rate, and if at a fixed rate, for varying periods of time as specified in the Indenture. The variable rate shall be a fluctuating rate per annum determined by the Remarketing Agent on a weekly basis. The Company may pursuant to the provisions of the Indenture, elect that the Bonds pay interest at a fixed rate. The Remarketing Agent will also determine the interest rate for such a fixed period. When establishing either the variable or fixed rate of interest, the Remarketing Agent determines, the lowest interest rate would, in the opinion of the Remarketing Agent, result in the market value of the Bonds being 100% of the principal amount on the date of such determination, taking into account relevant market conditions and credit rating factors as they exist on such date. As of December 31, 2001 the Bonds bore interest at a variable rate of 2.04%.

The Bonds are subject to mandatory redemption, by lot, by the Issuer at a redemption price equal to the principal amount to be redeemed plus accrued interest to the redemption date, without premium or penalty, on the first day in May in the years and in the amounts as follows (in thousands):


2001                $325
2002                 325
2003                 325
2004                 325
2005                 325
Thereafter         2,275
                   -----
                   3,900



The Bonds also carry an Optional Redemption feature that may be exercised at the direction of the Company, with certain conditions. If redemption occurs during any variable rate period, this feature provides for redemption of authorized multiples, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. In the case when redemption may occur during a fixed rate period the Indenture provides for redemption of authorized multiples, at a price equal to 100%-102% of the principal amount plus accrued interest. The redemption price during a fixed rate period is based upon the length of time the Bonds have been at a fixed rate, with no optional redemption allowed when the Bonds have been at a fixed rate period for four years or less.




7.          DERIVATIVES

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials and the funding of foreign operations. At December 31, 2001 the change in fair value of these hedges was not material.

On August 6, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

As of December 31, 2001, the fair value of the swap was recorded as a liability of $2,423,000 with an offsetting entry to other comprehensive loss, net of taxes of $969,000. The portion of ineffectiveness of the hedge, as determined by the change in variable cash flows of the interest rate swap to the Senior Credit Facility, is not material.

From the period of August 6, 2001 through December 31, 2001 the 3-month LIBOR interest rate declined approximately 177 basis points. While the Company's interest on LIBOR-based borrowing declined during this period, the fair value of the interest rate swap declined also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.



8.           STOCK PLANS

In 2001, the Company's parent, Holdings, established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of Holdings' common stock on the date of grant. Holdings has reserved 30,000 shares of common stock, (representing approximately 2.4% of Holdings' outstanding common stock on a diluted basis) for issuance upon exercise of stock options. As of December 31, 2001 Holdings had issued 23,593 options to employees of the Company. All options which have been granted have a term of ten years and vest ratably over five years. The reserved shares under the plan do not include the 16,000 roll over options related to the BJI acquisition.

Pursuant to the terms of the BJI acquisition, certain employees of BJI were allowed to rollover existing options of BJI common stock into options of WLFI Holdings Inc. common stock. All such options were 100% vested at the rollover date. There were no exercises of stock options during 2001.

As permitted by SFAS 123, the Company and its parent have elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation expense has been recorded for options granted under the stock option plan because the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plan been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net loss would not have been materially different.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                               2001
                                                            ------------

              Expected dividend yield                              zero
              Expected stock price volatility                       25%
              Risk-free interest rate                             4.68%
              Expected life of options in years                      10



The weighted average fair value for options granted during 2001 was $94.25 per share. Stock option activity for the year ended December 31, 2001 is summarized as follows:


                                                            Weighted
                                                            Average
                                         Options            Exercise
                                         Outstanding        Price

-----------------------------------------------------------------------
December 31, 2000 Balance                       -               -
Granted                                    39,593           $ 102.52
Exercised                                       -           $  -
Canceled                                        -           $  -
-----------------------------------------------------------------------

December 31, 2001 Balance                  39,593           $ 102.52
=======================================================================


Information with regard to options outstanding and exercise price at December 31 is as follows:



                                        Weighted         Options Exercisable
                                        Average         At December 31, 2001
                                        Remaining    --------------------------
               Weighted                 Life
               Average    Options       At                       Weighted
   Exercise    Exercise   Outstanding   12/31/01     Shares      Average
   Price       Price      2001                                   Exercise Price
-------------------------------------------------------------------------------

   $  30.30    $  30.30   16,000         9.42        16,000      $  30.30
   $ 151.50    $ 151.50   23,593         9.75         4,719      $ 151.50

   ----------------------------------------------------------------------------
     Total       102.52   39,593         9.62        20,719      $  57.90





9.       Extraordinary Item

In connection with the debt restructuring in 2001, the Company wrote off approximately $2.6 million in unamortized loan costs. This write-off has been classified as an Extraordinary Item and presented net of taxes of $1.0 million.




10.      CAPITAL STOCK

In 1999, prior to going-private, the Company purchased 112,500 shares of its own common stock at a cost of $3.2 million. As part of the going private transaction the Company purchased all of the remaining 7,181,908 shares outstanding at a cost of $268.3 million, which included the exercise of stock options. Also, in connection with the going-private transaction WinsLoew authorized 1,000,000 shares of $0.01 par value common stock. Pursuant to the BJI acquisition each outstanding share of common stock of the Company was converted into one share of common stock of WLFI Holdings, Inc. In addition 1,000 shares of the Company's common stock was issued to WLFI Holdings, Inc. Consequently, there were 1,000 and 850,350 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively.




11.  INCOME TAXES



The provision for income taxes consisted of the following:



                                                             Successor     Predecessor
                                                             Company       Company
                                Successor      Successor     Period from   Period from
                                Company        Company       August 27,    January 1,
                                Year ended     Year ended    1999 to       1999 to
                                December 31,   December 31,  December 31,  August 26,
                                2001           2000          1999          1999
(in thousands)

Provision for taxes
 related to continuing
 operations                     $ 4,040         $ 7,151      $ 2,180       $ 9,159

Provision
 for taxes related to
 loss on sale of
 discontinued operations              -              -           447             -

Benefit for taxes related to     (1,050)             -             -             -
 extraordinary item

Total provision
                              -------------  -------------  ------------- -------------
 for taxes                       $ 2,990        $ 7,151        $ 2,627       $ 9,159
                              =============  =============  ============= =============











The significant components of the provision for income taxes from continuing operations consisted of the following:



                                                  Successor     Predecessor
                                                  Company       Company
                    Successor       Successor     Period from   Period from
                    Company         Company       August 27,    January 1,
                    Year ended      Year ended    1999 to       1999 to
                    December 31,    December 31,  December 31,  August 26,
                    2001            2000          1999          1999
(in thousands)

Federal:
 Current           $ 2,427         $ 5,941        $ 1,732       $ 8,565
 Deferred              536             546             33            15

State:
 Current             1,022             608            210           484
 Deferred               55              56            205            95
                  ---------       --------       -----------   ----------
                   $ 4,040         $ 7,151        $ 2,180       $ 9,159
                  =========       ========       ===========   ==========






At December 31, 2001 and 2000, deferred tax assets and liabilities consisted of the following:

                                        2001                  2000
                                 --------------------  --------------------
(in thousands)

Deferred tax assets:
  Capitalized inventory costs      $     365             $     404
  Reserves and accruals                6,278                 2,723
Change in fair value of                  969                     -
  Interest rate swap

                                 --------------------  --------------------
Deferred tax assets                $   7,612             $   3,127
                                 --------------------  --------------------

Deferred tax liabilities:
  Intangible asset basis
   difference                      $ (2,036)             $ (1,139)
  Excess of tax over
   book depreciation                   (974)                 (710)
  Prepaid expenses                     (198)                 (150)
  Other                                (132)                 (107)

                                 --------------------  --------------------
Deferred tax liabilities           $ (3,340)             $ (2,106)
                                 --------------------  --------------------

                                 --------------------  --------------------
Deferred income taxes, net         $  4,272              $  1,021
                                 ====================  ====================



Included in:

  Other current
   assets/liabilities              $  6,454              $  2,870
  Deferred income taxes              (2,182)               (1,849)
                                  --------------------  --------------------
                                   $  4,272              $  1,021
                                  ====================  ====================








The following table reconciles the differences attributable to continuing operations computed at the U.S. Federal income tax rate of 35% to income tax expense for financial statement purposes:



                                                              Successor      Predecessor
                                                              Company        Company
                                Successor      Successor      Period from    Period from
                                Company        Company        August 27,     January 1,
                                Year ended     Year ended     1999 to        1999 to
                                December 31,   December 31,   December 31,   August 26,
                                2001           2000           1999           1999

Tax at federal statutory rate   569            4,861          1,308          8,440

State income taxes, net of      349            414            228            386
  federal tax benefit

Goodwill amortization           2,326          1,878          542            72

Separate company state
 losses not benefited           685              -             -             -

Other                           111            (2)            102            261

                               ------------   -------------  ----------     ----------
Income tax expense              4,040          7,151           2,180         9,159
                               ============   =============  ==========     ==========






12.  RELATED PARTY TRANSACTIONS

In October 1994, WinsLoew entered into a ten-year agreement (the "Investment Services Agreement") with Trivest, Inc. ("Trivest"). Trivest and the Company have certain common shareholders, officers and directors. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The base compensation was $500,000, subject to cost of living increases and increases for additional businesses acquired. During 1999, in conjunction with the merger with Trivest Furniture, the Investment Services Agreement was amended to adjust the annual base compensation from $500,000 to $350,000. As a result of acquisitions during 2000, the annual base compensation was increased to $400,000. In 2001, as a result of acquisitions, the annual base compensation was increased to $750,000. For the year ended December 31, 2001, 2000 and for the period from August 27, 1999 to December 31, 1999, the period from January 1,1999 to August 26, 1999, the amount expensed was $651,000 $393,000, $80,000 and 378,000, respectively. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the BJI acquisition. During 2000, the Company paid Trivest $631,000 in connection with the Wabash acquisition and $478,000 in connection with the Charter acquisition. Payments in 1999 included $375,000 in connection with the Pompeii acquisition (see Note 5) and $3,000,000 in connection with the going private transaction (see Note 2). Trivest and its affiliates made additional equity investments into WLFI Holdings, Inc., the parent of the Registrant, of approximately $48.0 million in 2001, in support of the BJI acquisition. In addition, Trivest and its affiliates contributed approximately $6.1 million in support of acquisitions in 2000.

As a result of the BJI acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company has a long-term supply agreement with Lexman providing for the Company to purchase a minimum of $10,000,000 of furniture per year. In calendar 2001 the Company purchased approximately $60,000,000 from Leisure Garden. The agreement with Leisure Garden expired in 2001 and is currently being renegotiated. In addition, the Company reported dividend income from Leisure Garden, in 2001, of $700,000.


13.  COMMITMENTS AND CONTINGENCIES


LEASES

The Company leases certain office space, manufacturing facilities and equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on inflation. Rental expense amounted to $3,064,000, $1,161,000 $336,000 and $673,000, for the year ended December 31, 2001, December 31, 2000, the period from August 27, 1999 to December 31, 1999 and the period from January 1, 1999 to August 26, 1999, respectively. Operating lease agreements at December 31, 2001 have the following remaining minimum payment obligations (in thousands):


2002                   $4,970
2003                    4,321
2004                    3,907
2005                    3,401
2006                    3,330
thereafter              7,627
                       -------
                      $27,556
                       =======


In addition, at December 31, 2001 the Company had approximately $5.1 million in outstanding stand-by letters of credit.



LITIGATION AND LIABILITY CLAIMS

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

On January 11, 2001 the Honorable Thomas Woodall entered an order giving preliminary approval to a proposed settlement of this action. The proposed settlement provides for no additional benefit to be bestowed upon the class and possible payment by the Company of attorney fees in an amount not to exceed $575,000. A final hearing was held on April 24, 2001. At the hearing the settlement was approved and the case was dismissed with prejudice. WinsLoew has fulfilled its portion of the liability under the terms of the settlement.



14.EMPLOYEE BENEFIT PLANS

The Company has six employee benefit plans  established  under the provisions of
Section 401(k) of the Internal Revenue Code. Full-time employees who meet various eligibility requirements may voluntarily participate in the plans. The plans provide for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. Company contributions were $202,000 in each year of 2001, 2000 and 1999.

As a result of the Brown Jordan International acquisition, the Company assumed The Pension Plan for Hourly Employees of Brown Jordan ("the Plan"), which is a defined benefit pension plan covering hourly employees of Brown Jordan Company's domestic employees. Benefits are based on age and years of service. The Company's funding policy is to contribute annually to the Plan the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act.


The following tables set forth information related to the Plan at and December 31, 2001:


(In Thousands)                                                Fiscal
                                                              Period
                                                              05/09/2001-
Change In Benefit Obligation                                  12/31/2001
                                                           ----------------
    Benefit obligation at beginning of period                 $ 1,053

    Service cost                                                   61
    Interest cost                                                  57
    Benefits paid other than Settlements                           (9)
                                                           ----------------
    Benefit obligation at end of period                       $ 1,162

Change In Plan Assets
    Fair value of assets at beginning of period               $   725
    Actual return on plan assets                                    8
    Employer contributions                                        149
    Benefits paid including Settlements                            (9)
                                                           -----------------
    Fair value of assets at end of period                     $   873

Funded Status At End Of Period
    Projected Benefit Obligation                               (1,162)
    Plan Assets at Fair Value                                     873
    Unrecognized Prior Service Cost                               232
    Unrecognized Net Actuarial (Gain)/Loss                        (13)
    Additional Liability                                         (219)
                                                           ------------------
    (Pension Liability) or Prepaid Pension Cost               $  (289)

    Intangible Asset                                          $   219
    Unfunded Accrued Pension Cost at end of period            $   (71)


Components Of Net Periodic Cost
    Service cost                                              $    61
    Interest cost                                                  57
    Expected return on plan assets                                (48)
    Net Amortization and deferral
    Prior service cost                                             14
                                                           ------------------
    Net periodic pension cost                                 $    85

Actuarial Assumptions At End Of Period
    Discount Rate                                                7.25%
    Increases in Compensation                                     N/A
    Long-term rate of return                                     8.00%







15. OPERATING SEGMENTS

The Company has three segments organized and managed based on the products sold.

The Company evaluates performance and allocates resources based on gross profit. The accounting policies are the same as those described in the summary of significant accounting policies. There are no intersegment sale/transfers. Export revenues are not material.



                                                    Successor     Predecessor
                                                    Company       Company
                                                    Period        Period
                                                    from          from
                       Year           Year          August 27,    January 1,
                       Ended          Ended         1999 to       1999 to
                       December 31,   December 31,  December 31,  August 26,
                       2001           2000          1999          1999
                      ---------------------------------------------------------
( In thousands)

Revenues:

Casual                 $206,980       $108,050       $23,143      $51,443
Contract and             70,159         69,458        28,256       44,090
  hospitality
Ready to assemble         9,015         11,455         5,106       10,101
                      ---------------------------------------------------------
Total Revenues         $286,154       $188,963       $56,505     $105,634
                      =========================================================





                                                    Successor     Predecessor
                                                    Company       Company
                                                    Period        Period
                                                    from          from
                       Year           Year          August 27,    January 1,
                       Ended          Ended         1999 to       1999 to
                       December 31,   December 31,  December 31,  August 26,
                       2001           2000          1999          1999
                       --------------------------------------------------------
( In thousands)

Gross Profit:

Casual                 $63,691        $49,949        $11,553      $24,973
Contract and            21,623         26,027         10,800       14,904
  hospitality
Ready to assemble        1,272          2,046          1,076        2,449
                       --------------------------------------------------------
Total Gross Profit     $86,586        $78,022        $23,429      $42,326
                       ========================================================



                                                    Successor     Predecessor
                                                    Company       Company
                                                    Period        Period
                                                    from          from
                       Year           Year          August 27,    January 1,
                       Ended          Ended         1999 to       1999 to
                       December 31,   December 31,  December 31,  August 26,
                       2001           2000          1999          1999
                       --------------------------------------------------------
( In thousands)

Depreciation and
Amortization:
Casual                 $  6,288       $3,316        $   866       $ 1,207
Contract and              1,213          606            124           250
  hospitality
Ready to assemble           337          323            107           205
                       --------------------------------------------------------
Total                     7,838        4,245          1,097         1,662
Reconciling items:
Corporate                 9,771        6,316          1,864           222

                       --------------------------------------------------------
                       --------------------------------------------------------
Total depreciation
and amortization       $ 17,609     $ 10,561        $ 2,961       $ 1,884
                       ========================================================








                                                        Successor    Predecessor
                                                        Company      Company
                                                        Period       Period
                                                        from         from
                            Year          Year          August 27,   January 1,
                            Ended         Ended         1999 to      1999 to
                            December 31,  December 31,  December 31, August 26,
                            2001          2000          1999         1999
                           ----------------------------------------------------
( In thousands)

Expenditures For
 (Disposal Of) Long
  Lived Assets:

Casual                      $ 2,136       $ 5,268       $ 1,654       $ 180

Contract and                    408           527           133          13
  hospitality

Ready to assemble               123           140             1          54
                           ----------------------------------------------------
Total                       $ 2,667       $ 5,935       $ 1,788       $ 247
                           ----------------------------------------------------
Reconciling items:
Corporate                     2,498            31         1,208          22

                           ----------------------------------------------------
                           ----------------------------------------------------
Total expenditures for
long lived assets, net      $ 5,165       $ 5,966       $ 2,996       $ 269
                           ====================================================








                                     Year               Year
                                     Ended              Ended
                                     December 31,       December 31,
                                     2001               2000
                                   ---------------------------------------
( In thousands)

Segment Assets:

Casual                               $267,913           $115,753
Contract and                           49,715             52,873
  Hospitality
Ready to assemble                       6,416              6,374
                                   ---------------------------------------
Total                                $324,044           $175,000
Reconciling items:
Corporate                             203,974            192,622

                                   ---------------------------------------
                                   ---------------------------------------
Total consolidated
  assets                             $528,018           $367,622
                                   =======================================





The Company had one casual customer that accounted for 20.6% of consolidated revenues in 2001. The Company did not have any customers that accounted for 10% or more of consolidated revenues in 2000 and there was one contract and hospitality customer that accounted for 15% of consolidated revenues in the year ended December 31, 1999.




16.SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:


                                      Year                Year
                                      Ended               Ended
                                      December 31,        December 31,
                                      2001                2000
                                   ---------------------------------------
( In thousands)

Inventories:

Raw materials                         $ 22,335           $ 13,398
Work in process                          2,824              3,262
Finished goods                           2,952              3,538
                                   ---------------------------------------
Total  Inventories                    $ 28,111           $ 20,198
                                   =======================================



                                      Year                Year
                                      Ended               Ended
                                      December 31,        December 31,
                                      2001                2000
                                  -----------------------------------------
( In thousands)

Property, plant
  and equipment:
Land                                  $ 5,076             $ 3,870
Buildings and improvements             20,405              17,488
Manufacturing equipment                 7,910               6,094
Office equipment                        5,054               1,085
Construction in progress                1,817                 558
Vehicles/airplane                       3,177               1,365
                                  ----------------------------------------
Total Gross Assets                   $ 43,439            $ 30,460

Accumulated Depreciation              (6,181)             (2,633)
                               ---------------------------------------------
Total Net Assets                     $ 37,258            $ 27,827
                               =============================================






                                   Year                 Year
                                   Ended                Ended
                                   December 31,         December 31,
                                   2001                 2000
( In thousands)

Other Accrued Liabilities:

Compensation, commissions
  and employee benefits            $6,940               $3,296
Customer deposits                   1,183                1,714
Income taxes                          862                1,062
Warranty                            3,117                2,251
Fair Value of Derivatives           2,423                    -
Other                               7,354                4,898
                                ----------------------------------------
                                  $21,879              $13,221
                                ========================================





Depreciation expense for continuing operations was $3,707,000, $2,178,000, $1,103,000 and $421,000 for the years ended December 31, 2001 and December 31, 2000 and for 1999 Predecessor period from January 1 to August 26, 1999, and the Successor period from August 27 to December 31, 1999, respectively.

Accumulated amortization at December 31, 2001 and 2000 related to Goodwill was $24,004,000 and $15,513,000 respectively. Accumulated amortization at December 31, 2001 and 2000 related to other intangible assets was $5,272,000 and $1,703,000 respectively.






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

No events or occurrences required to be disclosed in this Item 9 have occurred.






PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:


Name                       Age              Position
-------------------------------------------------------------------------------
Earl W. Powell             63   Chairman of the Board and Director
Bruce Albertson            56   President,Chief Executive Officer and Director
Bobby Tesney               57   Vice Chairman and Director
Darryl Rosser              50   President-Contract Market Division
Dale Boles                 54   President-Mass Market Division
Jerry Camp                 36   President-Retail Market Division
Vincent A. Tortorici, Jr   48   Assistant Secretary, Vice President
                                and Chief Financial Officer
William Echols             53   Vice President of Marketing
Rick J. Stephens           47   Executive Vice President
                                and Chief Operations Officer
Richard Frinier            55   Executive Vice President
                                and Chief Creative Officer
Rebecca Patterson          46   Vice President and Chief Information Officer
Terry Charcandy            38   Vice President of Human Resources
William F.Kaczynski, Jr    42   Vice President and Director
David Soloman              39   Director
Graeme Mills               41   Director
Walter J. Olson, III       60   Director
James Carreker             54   Director
Michael Fourticq, Sr.      58   Director


We were incorporated in September 1994, and in December 1994, acquired our principal operating subsidiaries, Winston and Loewenstein, each of which was a publicly held corporation whose common stock traded on the NASDAQ National Market. Our common stock traded on the NASDAQ National Market from December 1994 through August 1999. On August 27, 1999, Trivest Furniture Corporation, a newly formed corporation organized by an investor group led by Trivest, merged with and into us. In the merger, the shares of Trivest Furniture Corporation were converted to our shares, and all other shares of our common stock were converted into the right to receive $34.75 per share in cash. As a result of the merger, the shareholders of Trivest Furniture Corporation became our sole shareholders. Each of our directors and executive officers, other than Messrs. Solomon, Charcandy, Mills, Olson, Carreker, Echols, Rosser and Ms. Patterson were also directors or executive officers of ours and our predecessors, Winston or Loewenstein, as described below

Mr. Powell, Chairman of the Board of the Company since October 1994, serves as President and Chief Executive Officer of Trivest, Inc. ("Trivest"), which is a private investment firm specializing in management services and acquisitions, dispositions and leveraged buyouts, which was formed by Mr. Powell and Dr. Phillip T. George in 1981. Trivest is an affiliate of the Trivest Partnerships and Trivest Manager. Mr. Powell has also served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"), since founding that company in February 1984, as Chief Executive of Atlantis from its organization until February 1995 and as President of Atlantis from November 1993 to February 1995. Mr. Powell has served as Chairman of the Board of Biscayne Apparel, Inc., a company whose principal subsidiaries are engaged in the apparel industry ("Biscayne"), since October 1985 and presently serves as Chief Executive Officer of Biscayne. The common stock of Biscayne is quoted on the NASD OTC Bulletin Board. Biscayne filed a voluntary Chapter 11 bankruptcy petition in February 1999. Mr. Powell also served as Chairman of the Board of Winston from December 1988 to December 1994, Chairman of the Board of Loewenstein from February 1985 to December 1994 and as Loewenstein's President and Chief Executive Officer from May 1994 to December 1994. From 1971 until 1985, Mr. Powell was a partner with KPMG Peat Marwick, Certified Public Accountants ("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.

Mr. Albertson, the Company's President and Chief Executive Officer since January 2002, joined GE Appliances in 1976 as a sales counselor, advancing over the course of the next 25 years to become, in succession, General Manager of Brand Management & Distribution Strategy, President of GE Appliances in Hong Kong, and Vice President for Global Marketing and Product Management in Louisville. Most recently, Mr. Albertson was the President and CEO of Iomega Corporation, based in Utah.


Mr. Tesney, Vice Chairman, served as President, Chief Executive Officer and a director of the Company from October 1994 to January 2002, President, Chief Executive Officer and a director of Winston from December 1993 to December 1994, General Manager of Winston from 1985 to December 1993 and as Senior Vice President-Operations of Winston from January to December 1993. Mr. Tesney also served as Vice President of Winston from 1979 until January 1992.

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


Mr. Boles brings 32 years of senior management experience within the casual furniture industry to WinsLoew Furniture, Inc. Prior to the acquisition of Brown Jordan International by WinsLoew Furniture, Inc., Mr. Boles served as cofounder, President and Chief Executive Officer of Casual Living Worldwide, which he developed to be one of the most successful, multimillion dollar companies in the casual furniture industry. Brands under which he has produced products included Samsonite, Shae Designs, Vineyard, and Casual Living. His companies also serve as the leading private-label supplier to mass merchants including Wal-Mart, Lowe's, CostCo, and Home Depot. Mr. Boles is committed to excellence within the industry and has worked domestically and internationally to bring value-priced yet stylish products to the mass and specialty channels of distribution for decades. He has served on previous boards directed Casual Living Worldwide and Brown Jordan. Mr. Boles is the president elect of the Summer Casual Furniture Manufacturer's Association, a division of the American Furniture Manufacturers Association.



Mr. Frinier is an accomplished and award-winning designer within the casual furniture industry. He has been designing for the Brown Jordan furniture company for more than twenty years and began designing for Casual Living Worldwide in 1996. Over the years, he has helped to shape and manage the brand identity and build brand equity for the following popular brands: Brown Jordan, Brown Jordan Contract, Poolside, Shae Designs, Vineyard, Samsonite Elite, Better Homes & Gardens, Casual Living and Samsonite. Mr. Frinier's work has been recognized for its design excellence by professional trade organizations, museums, and trade, contract and consumer publications, highlighted by the Industrial Designer's Society of America, Interior Designers Society of America, the American Society of Furniture Designers, the Summer Casual Furniture Manufacturers Association, and numerous publications. Mr. Frinier holds a Master of Fine Arts Degree from California State University at Long Beach and possesses more than 25 years experience as an industry professional and design educator.



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

Mr. Stephens, the Company's Vice President and Chief Operating Officer since May of 1999. Previously Mr. Stephens served as Winston's Corporate Vice President of Operations from January 1995 to May 1999, served as Vice President and General Manager at Winston from December 1993 to January 1995 and served as Vice President of Finance and Administration at Winston from November 1986 to December 1993. Previously, Mr. Stephens was an employee of Homelite, a Division of Textron, from 1979 until 1986 where he served as Manager of Financial Planning and most recently as Director of Auditing.

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

Mr. Echols serves as the Company's Vice President-Sales and Marketing. Mr. Echols joined the Company in November 2000. Prior to joining WinsLoew, Mr. Echols was a consultant to the plastics industry. Mr. Echols has been involved in the furniture industry for approximately 25 years with companies such as, Samsonite Furniture, Lineal Group and Mahasco serving in various leadership capacities including CEO, President and Sales Manager.

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

Mr. Olson, Vice President and Chief Investment Officer for Southern Farm Bureau Life Insurance Company, has over 30 years of experience in the field of investments. Joining the company in 1981, he is directly responsible for managing the company's investment portfolio and is also a member of the Investment Committee. Mr. Olson graduated from Mississippi State University with a degree in business. While working at Merrill Lynch as a stockbroker, he received his MBA from Mississippi College


Mr. Carreker, was appointed a Director in 2001. He established JDC Holdings (a private equity investment facility) in October 2000. He has served as Chairman and Chief Executive Officer of Wyndham from January 1996 to October 2000. Prior to that time he served as President and Chief Executive Officer of Wyndham Hotels and Resorts from 1988 to 1996, he was also the President and Chief Executive Officer of the Trammell Crow Company from 1994 - 1995. He served as President of Burdines, the Florida division of Federated Department Stores from 1984 - 1988. He is a Director of Pier 1 Imports, Crow Holdings, Outrigger Hotels & Resorts and Carreker Corporation

Mr. Fourticq founded Hancock Park Associates ("HPA")in 1986 after an extensive career in principal investment and operating management. Beginning in 1969, he spent four years with Security Pacific National Bank's venture investing subsidiary, which was one of the earliest participants in leveraged acquisition investing. Following Security Pacific, Mr. Fourticq spent eight years in various management positions including the Chairman and Chief Executive Officer of Stem Industries, a textile and floor covering manufacturer. Mr. Fourticq then served as President and Chief Operating Officer of United Castle Coal, a fully integrated underground coal mining and processing company. From 1981 through 1985, Mr. Fourticq was a General Partner of Los Angeles based Brentwood Associates. Upon leaving Brentwood, he formed HPA to pursue the acquisition of small operating companies. Mr. Fourticq has assumed various Chief Executive roles and responsibilities of the portfolio companies since the formation of HPA.


Mr. Mills is a Director of BancBoston Capital, the private equity unit of Fleet Boston Financial. Prior to joining BBC in 1997 Mr. Mills was a Director in BankBoston's Emerging Markets Investment Banking Group where for 5 years he was responsible for governmental and multilateral financing for clients in Latin America. He has been with Fleet Boston Financial/BankBoston for 16 years and has extensive corporate finance experience including mergers and acquisitions, debt restructurings, leveraged acquisitions, project financings and cross border fund raising in the US and international markets. Graeme is a CPA and a Senior Associate of the Australian Society of Accountants and a member of the Securities Institute of Australia. He holds B.Com. (1980) and M.Com. (1982) degrees from the University of New South Wales in Australia.





ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer, and each of the Company's other executive officers on December 31, 2001 and to former executive officers whose total 2001 salary and bonus from the Company was $100,000 or more (the Chief Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers").



                                                                         Long
                                          Annual Compensation            Term
                                                                         Awards

                                                                         Number
                                                           Other         Of
                               Fiscal   Annual             Annual        Options
Name and Principal  Position   Year     Salary    Bonus    Compensation  Granted


Bobby Tesney                   2001     383,000   383,000  135,573       1,500
Vice Chairman                  2000     300,000   300,000  109,367           -
                               1999     275,000   275,000  97,259            -

Vincent A. Tortorici           2001     216,000   140,834  25,287        1,286
Assistant Secretary, Vice      2000     175,000   113,750  21,053            -
President and Chief            1999     162,000   105,300  14,056            -
Financial Officer

Rick J. Stephens               2001     176,000   96,737   20,380          750
Executive Vice President       2000     134,000   67,000   12,396            -
and Chief Operations Officer   1999     123,552   61,776   11,338            -

Jerry C. Camp                  2001     203,000   109,620  41,098        1,286
President-Retail Market        2000     180,000   90,000   36,197            -
Division                       1999     138,750   45,938   23,925            -

Darryl Rosser                  2001     166,480   105,000       -        1,286
President-Contract Market      2000           -         -       -            -
Division                       1999           -         -       -            -


Rebecca Patterson              2001     157,548    43,326       -          750
Vice President and             2000     124,231    12,423       -            -
Chief Information Officer      1999     113,077    11,339       -            -

Terry Charcandy                2001     107,861    14,850       -          750
Vice President                 2000     87,640          -       -            -
Human Resources                1999     42,393          -       -            -

William Echols                 2001     179,615    98,716       -        1,286
Vice President of Marketing    2000      12,500     5,000       -            -
                               1999           -         -       -            -

Dale Boles (2)                 2001     212,500   207,188       -        1,286
President-Mass Market Division 2000                             -            -
                               1999                             -            -

Richard Frinier(2)             2001     251,553   260,400       -            -
Executive Vice President and   2000                             -            -
Chief Creative Officer         1999                             -            -





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

(2)

Joined the Company in May 2001 as a result of the BJI acquisition.




Option Grants-

In 2001, the Company established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. (See note 8 of Notes to Consolidated Financial Statements)



401 (k) Plans

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

Wabash 401-k Plan:
Employees of Wabash are eligible to participate in the Plan after completing one year of service and must be at least 21 years of age. Eligible employees may make salary reduction contributions to the Plan on a pretax basis. Employees may contribute from their normal salary and their monthly profit sharing distributions. The Company will match 100% of the employee's contribution up to a maximum of 25% of the employee's monthly profit sharing distribution. An employee's vested benefits are payable upon his retirement, death, disability, attainment of age 59 or other termination of employment. An employee is always fully vested in his account balance attributable to his own contributions to the Plan. The employee's interest in the account attributable to his employers' contributions and earnings thereon becomes fully vested upon his completion of three years of service. There is no graduating vesting schedule. Nonvested amounts are forfeited.

Charter 401-k Plan:
Employees of Charter Furniture are eligible to participate in the Plan if they are age 21 and over after one year of employment. Eligible employees may make salary reduction contributions to the Plan on a pretax basis. The company matches .25 on every dollar contributed up to 6% of earnings. Eligibility of match is 20% for every year of service. For each calendar year, the Company may make matching contributions to the Plan based on a discretionary matching percentage to be determined each year by the Company. Employees are not eligible for the company match until completion of one year of service. In addition, the Company may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 1000 hours of service during the year and who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participant's compensation.

An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment. An employee is always fully vested in his account balance attributable to his own contributions to the Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon his completion of five years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule that provides for 20% vesting per year of service. Non-vested amounts are forfeited.


Woodsmiths 401-k Plan:
Employees are eligible to participate in the 401(k) after completing one year of service and attaining at least 18 years of age. A minimum of 1000 hours of service must have been completed to constitute a year of eligibility. Qualified employees are able to enter into the plan the first of the month after meeting the eligibility requirements. The plan is set up so that the Company can make profit sharing contribution. The plan is not established for the Company to make matching contributions. Participants are able to make elective deferments from 1% to 15% of their salary, not to include any type of bonus. An employee is always fully vested in his contributions, but only fully vested in employer contributions after five years of vested service - a gain of 20% vested after each year. Any years of employment prior to the age of 18 will not be counted as vested service. A participating employee may stop making contributions and then return to the plan. The normal retirement Age under this plan is age 65 and an early retirement age is not applicable under our plan.

Brown Jordan Company Union Employees 401-k Plan:
Employees are eligible to participate once they have attained 18 years of age and completed one year(s) of service. One year of service is a 12 month period and a minimum of 1,000 hours worked during such period. Participation starts on January 1 or July 1 following the date employee meets the eligibility requirements. The Plan excludes non-union employees.

The company will match 50% of employee's 401(k) contributions, up to a maximum matching contribution of $400. The former contribution will change on January 1, 2002 to 50% of employee's 401(k) contributions, up to a maximum matching contribution of $500 and on January 1, 2004 to 50% of employee's 401(k) contributions, up to a maximum matching contribution of $600. To receive the matching contribution, the employee must be employed on December 31. Eligibility for contribution; Employee must be employed on the last day of the plan year and have 1,000 hours of service. Participants who die, become totally disabled, or retire on or after age 59 1/2 are also eligible for an employer contribution in that year. Employees are always 100% vested in their accounts in the plan. Normal retirement age is 59 1/2

Brown Jordan Company Non-Union Employees Plan:
Employees are eligible to participate once they have attained 18 years of age and completed three months service. Participation starts on the date the employees meet the eligibility requirements. The Plan excludes union employees and seasonal employees. The company will match 25% of the first 10% of pay the employee's contributions, up to a maximum matching contribution of 2.5% of pay. To receive the matching contribution, the employee must be employed on December
31. Participants who terminate on account of death, become totally disabled, or retire are also eligible for an employer contribution in that year. During top-heavy years, participants who are employed on the last day of the plan year but do not have 1,000 hours may be eligible for a 3% minimum top-heavy contribution for that year. Employees are always 100% vested in their accounts in the plan. Normal retirement age is 59 1/2


Director Compensation

We pay each non-Trivest/employee director a $3,000 fee for each meeting of the board of directors attended. We reimburse all directors for all travel-related expenses incurred in connection with their activities as directors.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

We have entered into five-year employment agreements with each of Messrs. Tesney and Tortorici effective as of August 27, 1999. The employment agreements provide for us to pay Mr. Tesney a 2001 base salary of $400,000, and Mr. Tortorici a 2001 base salary of $225,000. The employment agreements provide for us to pay Mr. Tesney a 2002 base salary of $264,000 and Mr. Tortorici a 2002 base salary of $225,000, in each case subject to subsequent annual cost of living adjustments. The employment agreements also provide for annual incentive compensation payments of up to a specified portion of the executive's then base salary, 100% in the case of Mr. Tesney and 65% in the case of Mr. Tortorici, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of WinsLoew. None of these officers will receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Each employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

We have entered into a five-year employment agreement with Mr. Rosser effective as of March 1, 2001. The employment agreement provides for us to pay Mr. Rosser a 2001 base salary of $200,000, and a 2002 base salary $225,000 subject to subsequent annual cost of living adjustments. The employment agreement also provides for annual incentive compensation payments of up to 75% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of our contract and hospitality division. Mr. Rosser will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Rosser's employment agreement also provides that the executive will receive three months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination

We have entered into a five-year employment agreement with Mr. Echols effective as of February 12, 2001. The employment agreement was based upon the position of Vice-President Sales and Marketing. Subsequently, Mr. Echols has been promoted to President-Brown Jordan Company. The employment agreement provides for us to pay Mr. Echols' a 2001 base salary of $160,000 subject to subsequent annual cost of living adjustments. The employment agreement also provides for annual incentive compensation payments of up to 75% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of the Company. Mr. Echols will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Echols' employment agreement also prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

We have entered into a four-year employment agreement with Mr. Boles effective as of May 8, 2001. The employment agreement provides for us to pay Mr. Boles a 2001 base salary of $325,000, subject to subsequent annual cost of living adjustments. The employment agreement also provides for annual incentive compensation payments of up to 85% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization. Mr. Boles will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Boles' employment agreement also provides that the executive will receive three months base salary if his employment is terminated without cause as defined in the employment agreement.



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





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001 the Company has outstanding 1,000 shares of common stock. 100% of this stock is issued to WLFI Holdings, Inc. (see note 1 of Notes to Consolidated Financial Statements).





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


INVESTMENT SERVICES AGREEMENT WITH TRIVEST

In December 1994, we entered into a ten-year investment services agreement with Trivest, pursuant to which Trivest provided us with corporate finance, strategic and capital planning and other management advice, including (1) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals, (2) providing reports to us with respect to the value of our assets, and (3) rendering advice with respect to acquisitions, dispositions, financing and refinancing. Under the investment services agreement, Trivest received a base annual fee of $0.5 million in 1994, subject to annual cost-of-living increases. In addition, for each additional business we acquired, Trivest's base compensation generally increased by the greater of (1) $0.1 million, and (2) the sum of 5% of the additional business' projected annual earnings before income taxes, interest expense and amortization of goodwill, or EBITA, for the fiscal year in which it was acquired, up to $2.0 million of EBITA, plus 3.5% of EBITA in excess of $2.0 million. Moreover, subject to the approval of our board, including a majority of disinterested directors, for each acquisition or disposition of any business operation by us introduced or negotiated by Trivest, we generally paid Trivest a fee of up to 3% of the purchase price. We paid Trivest an aggregate of approximately $0.6 million in 1996, $0.6 million in 1997 and $0.9 million in 1998 under the investment services agreement. We paid Trivest a fee of approximately $0.4 million in 1999 in connection with the closing of the Pompeii acquisition. In addition, fees of approximately $1.1 million and $1.3 million were paid in 2000 and 2001 respectively, in connection with acquisitions in both years.


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



EMPLOYMENT AGREEMENTS AND SEVERANCE AGREEMENTS WITH MEMBERS OF
MANAGEMENT

Effective with the merger, our prior employment agreements with each of Messrs. Tesney and Tortorici terminated. We have entered into a new employment agreement with each of Messrs. Tesney, Tortorici and Rosser. In addition, effective with the merger, we entered into severance agreements with each of Messrs. Tesney, and Tortorici providing for payments in the event of specified change of control events. See "Management."


LEISURE GARDEN

As a result of the BJI acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company has a long-term supply agreement with Lexman providing for the Company to purchase a minimum of $10,000,000 of furniture per year. In calendar 2001 the Company purchased approximately $60,000,000 from Leisure Garden. The agreement with Leisure Garden expired in 2001 and is currently being renegotiated. In addition, the Company reported dividend income from Leisure Garden, in 2001, of $700,000.

Prices are negotiated on an item or furniture group basis. Although the prices are agreed upon through a rigorous negotiating process, the Company does not believe the negotiations are at "arms length". Further, the Company believes it purchases furniture from Leisure Garden at prices that are lower than those that would be negotiated with an unrelated third party. As a result, the Company could be adversely impacted by its inability to purchase from Leisure Garden if comparable alternative sources were not available.



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



FINANCIAL ADVISORY FEE PAID TO TRIVEST

We paid a financial advisory fee to Trivest of $3.0 million when we completed the merger in 1999. Trivest assisted us in (1) reviewing, analyzing and negotiating the financial and business terms of the merger, (2) negotiating with and selecting the initial purchasers for the offering of the original notes and preparing the offering memorandum, (3) obtaining and negotiating our new senior credit facility, and (4) reviewing the services provided by our attorneys, accountants and other professionals. In addition a fee of approximately $0.4 million was paid to Trivest in 1999 in association with the Pompeii acquisition. In 2000 the Company paid Trivest approximately $1.1 million related to services in support of acquisitions and an additional $1.3 million in 2001, also in support of acquisitions.



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




PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      Documents filed as part of this report:

     (1) Financial Statements:
     Reference is made to the index set forth on page 37 of this Annual Report on Form 10-K

(2)      Financial Statement Schedule:

      The following consolidated financial statement schedule is filed herewith:

                                                    Sequential
                                                    Page Number

Schedule II - Valuation and Qualifying Accounts        97


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

10.26    Employment Agreement dated August 27, 1999 between the
           Registrant and Bobby Tesney(1)

10.27    Employment Agreement dated August 27, 1999 between the
           Registrant and Vincent A. Tortorici, Jr.(10.28)(1)

10.28    Severance Agreement dated August 27, 1999 between the
           Registrant and Bobby Tesney(10.29)(1)

10.29    Severance Agreement dated August 27, 1999 between the
           Registrant and Vincent A. Tortorici, Jr.(10.30)(1)

10.31    Stock Purchase Agreement by and among WinsLoew Furniture, Inc. and
           Doug Curtis, et al., the Stockholders of Wabash Valley Manufacturing, Inc. and Wabash Manufacturing, Inc. dated as of March 31,2000
           (2.1) (3)

10.32    Employment Agreement dated March 31, 2000 between Jerry Shilling and
           Wabash Valley Manufacturing, Inc.(2.2)(3)

10.33    Employment Agreement dated March 31, 2000 between Michael Shilling and
           Wabash Valley Manufacturing, Inc.(2.3)(3)

10.34    Subscription and Shareholder Agreement dated March 31, 2000 between
           Michael Shilling and WinsLoew Furniture, Inc.(2.4)(3)

10.35    Subscription and Shareholder Agreement dated March 31, 2000 between
           Jerry Schilliing and Winsloew Furniture,Inc.(2.5) (3)

10.36    Asset Purchase Agreement dated June 16, 2000 between Loewenstein,Inc.
           and Stuart-Clark Inc., Stuart Clark Office Furniture Division, Inc and Stuart-Clark Manufacturing, Inc.(4)

10.37    Subscription and Shareholder Agreement dated June 16, 2000 between
           Donald N. Clark and WinsLoew Furniture, Inc.(4)

10.38    Stock Purchase Agreement dated August 11, 2000 by and among WinsLoew
           Furniture, Inc. and the Stockholders of Charter Furniture, Corporation(4)

10.39    Subscription and Shareholder Agreement dated August 11, 2000 between
           Albert Bertram and Winsloew Furniture, Inc.(4)

10.40    Lease Agreement dated May 1, 2000 by and between The Industrial.
           Development Board Of The City Of Haleyville, Alabama and Winston Properties, Inc.(4)

10.41    Trust Indenture dated May 1, 2000 between The Industrial
           Development Board Of The City Of Haleyville, Alabama and First Commercial Bank ( As Trustee).(4)

10.42    Stock Purchase Agreement by and among Loewenstein, Inc., The
           Woodsmiths Company, Inc. and Raynor E. Baldwin dated as of March 9, 2001 (2)

10.43    Stock Purchase Agreement by and among WLFI Holdings, Inc., WinsLoew
           Furniture, Inc., Brown Jordan International, Inc. and
           The Stockholders Brown Jordan International, Inc. dated as of May 8, 2001.(5)

10.44    Credit Agreement By and Among WinsLoew Furniture, Inc. and Canadian and
           Imperial Bank Of Commerce and other lenders and CIBC World
           Markets Corp dated as of May 8, 2001.(2)

10.45    Articles of Merger By and Among WinsLoew Furniture, Inc., WFLI
           Holdings,Inc. and WLFI Merger Inc. dated as of April 27, 2001.(5)

10.46    Limited Waiver Regarding Financial Covenants among WinsLoew Furniture,
           Inc., certain financial institutions known as Lenders, Canadian Imperial Bank of Commerce, as administrative agent for Lenders, CIBC, INC., as Swing Line Lender, Antares Capital Corporation and Heller Financial, Inc., as Co-Syndication Agents and General Electric Capital Corporation, as Documentation Agent for Lenders. dated as of October 12, 2001.(2)

10.51    Interest Rate Swap Agreement among WinsLoew Furniture, Inc.
           and Canadian  Imperial  Bank of  Commerce,  dated as of August 6,
           2001.(2)

10.52    First  Amendment  To Credit  Agreement  entered into by and among WinsLoew Furniture, Inc., and the Lenders and Canadian and Imperial Bank of Commerce, as Administrative agent for the Lenders, dated as of December 14, 2001. (6)

12.1     Statement of Computation of Ratio of
            Earnings to Fixed Charges(2)

21.1     Subsidiaries of the Registrant(2)


            (1)Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's S- 4 Filed November 18, 1999 ( No.333-90499 )


            (2)Filed herewith


            (3)Incorporated by reference to the exhibits, shown in
               parentheses and filed with the Registrant's 8- K Filed April 11, 2000 (No. 033-85476)


            (4)Incorporated by reference to the exhibits, shown in
               parentheses and filed with the Registrant's 10- K Filed March 29, 2000 (No. 033-85476)


            (5)Incorporated by reference to the exhibits, shown in
               parentheses and filed with the Registrant's 8- K Filed May 22,
               2001


            (6)Incorporated by reference to the exhibits, shown in
               parentheses and filed with the Registrant's 8- K Filed December 20, 2001





(b)      Reports on Form 8-K

          Registrant's 8-K Filed December 20, 2001 for First Amendment To Credit Agreement


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


                              WINSLOEW FURNITURE, INC.

Date: March 22, 2002          By: /s/Bruce Albertson
                                  ------------------
                                    Bruce Albertson
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

     Signature                      Title                             Date
-----------------------        ----------------                -----------------

/s/Bruce Albertson               President,Chief
Bruce Albertson                  Executive Officer
                                 and Director
                                 (Principal Executive
                                 Officer)

/s/Vincent A. Tortorici, Jr.
----------------------------
 Vincent A. Tortorici, Jr.       Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/Earl W. Powell                Chairman of the Board
-----------------
Earl W. Powell

/s/Bobby Tesney                  Vice-Chairman and Director
-----------------
Bobby Tesney

/s/William F. Kaczynski, Jr.     Director
----------------------------
William F. Kaczynski, Jr.

/s/David M. Solomon              Director
-------------------
David M. Solomon

/s/Graeme Mills                  Director
----------------
Graeme Mills

/s/Walter J. Olson, III          Director
-----------------------
Walter J. Olson III

/s/James D. Carreker             Director
-----------------------
James D. Carreker

/s/Michael J. Fourticq, Sr.      Director
---------------------------
Michael J. Fourticq, Sr.







SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
WINSLOEW FURNITURE, INC.

December 31, 2001



----------------------------------------------------------------------------------------------------------
                            Balance at     Charged To    Charged To                           Balance at
                            Beginning      Costs and     Other                                End
          Description       Of Period      Expense       Accounts          Deductions         Of Period
----------------------------------------------------------------------------------------------------------


Predecessor Company:

Period from January 1,
1999 to,  August 26,
1999 Allowance  for
doubtful  accounts          $ 1,694,000    $241,508      $286,000  (3)     $(65,377) (1)       $2,156,131

Successor Company:

Period from August 27,
1999 to, December 31,
1999 Allowance for
for doubtful
doubtful  accounts          $ 2,156,131    $150,492      $  -              $(208,623)          $2,098,000

Year ended December
31, 2000 Allowance
for doubtful
accounts                    $ 2,098,000    $672,046      $250,000  (3)     $ 81,025  (1)       $3,101,071

Year ended December
31, 2001 Allowance
for doubtful
accounts                    $ 3,101,071   $(402,847)     $530,972  (3)     $109,621  (1)       $3,338,817










SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
WINSLOEW FURNITURE, INC.

December 31, 2001



-------------------------------------------------------------------------------------------------------------------------------
                                    Balance at        Charged To         Charged To                               Balance at
                                    Beginning         Costs and          Other                                    End
          Description               Of Period         Expense            Accounts            Deductions           Of Period
-------------------------------------------------------------------------------------------------------------------------------


Predecessor Company:

Period ended January 1 , 1999
 to August 26, 1999 Allowance
 for excess and
 obsolete
 inventory                          $ 495,000         $593,632           $  -                $(88,947)   (2)     $999,685

Successor Company:

Period ended August 27, 1999
 to December 31, 1999 Allowance
 for excess and
 obsolete
 inventory                          $ 999,685         $(128,632)         $516,000    (3)     $(188,053)         $1,199,000


Year ended December 31, 2000
Allowance  for excess and
 obsolete
 inventory                          $ 1,199,000       $(48,738)          $300,000    (3)     $(366,491)  (2)    $1,083,771


Year ended December 31, 2001
Allowance  for excess and
 obsolete
 inventory                          $ 1,083,771       $1,426,909         $2,402,681  (3)     $(2,279,955)       $2,633,406





(1) Uncollectible accounts receivable written-off
(2) Excess and obsolete inventory written-off
(3) Amounts established as a result of acquisitions


















                                                                  EXHIBIT 12.1

                                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES






                                               Years Ended December 31,
                                  ---------------------------------------------

                                   2001     2000      1999      1998      1997
                                                    (In thousands)
                                 ----------------------------------------------

Income Statement Data:

Income from continuing
operations before income
taxes and extraordinary items     $1,626   $13,888   $27,850   $29,247   $17,999


Add:
 Interest expense                  31,758   27,114    8,910     635       2,296



Earnings as defined                33,384   41,002    36,760    29,882    20,295



Fixed  charges
  Interest expense ( including
  amortization of debt expense )   31,758   27,114    9,309     635       2,296


Ratio of earnings to
fixed charges
                                   1.1x     1.5x      3.9x      47.1x     8.8x











                             EXHIBIT 21.1
               SUBSIDIARIES OF WINSLOEW FURNITURE, INC

                                                            State or Other
                                                            Jurisdiction of
                                                            Incorporation or
                             Name                           Organization
        ------------------------------------------------  ----------------------

 1      Winston Furniture Company of Alabama,               Alabama
        Inc.

 2      Loewenstein,                                        Florida
        Inc.

 3      Charter Furniture Company                           California

 4      Wabash Valley Manufacturing, Inc.                   Indiana

 5      Brown Jordan International, Inc.                    Delaware