Form 10-Q
period 2002-03-31
WINSLOEW FURNITURE INC
filed 2002-05-07
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 29, 2002
                             --------------

                         OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                                ------------

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


     Class               Shares Outstanding at May 6, 2002
- ---------------          -----------------------------------
$ .01 par value                     1,000




                            WINSLOEW FURNITURE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

  Item 1.  Financial Statements
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Cash Flows                             5-6
           Notes to Consolidated Financial Statements                       7-12

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   13-18


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  19

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                                   19

  Item 6.  Exhibits and Reports on Form 8-K                                   19


Signatures                                                                    20









                       PART I.  FINANCIAL INFORMATION



ITEM 1.   Financial Statements

          WinsLoew Furniture, Inc. and SubsidiariesConsolidated Balance Sheets
                                    (Unaudited)



(In thousands)                         March 29,      December 31,
                                         2002            2001
                                       ---------     -----------
Assets
Cash and cash equivalents               $ 6,739        $  5,107
Accounts receivable, less
  allowances for doubtful accounts       97,025          86,534
Inventories                              30,005          28,111
Prepaid expenses and other
  current assets                         12,140          12,463
                                        -------        --------
          Total current assets          145,909         132,215

Property, plant and equipment, net       36,972          37,258
Goodwill, net                           343,160         343,027
Other assets                             14,733          15,518
                                        -------         -------
        Total Assets                   $540,774        $528,018
                                       ========        ========

Liabilities and Stockholder's Equity
Current portion of long-term debt      $  7,200        $  7,200
Accounts payable                         41,295          35,300
Accrued interest                          1,925           5,214
Other accrued liabilities                23,606          21,879
                                        -------         -------
          Total current liabilities      74,026          69,593

Long-term debt, net of current portion  292,002         287,878
Deferred income taxes                     2,576           2,182
                                        -------         -------
          Total liabilities             368,604         359,653
                                        -------         -------
Commitments and contingencies

Stockholder's Equity:
  Common stock; par value $.01
  per share, 1,000 shares
  authorized and issued at March
  29, 2002 and December 31, 2001.
  and December 31, 2000, respectively   $   --          $   --
 Additional paid-in capital             164,735         164,735
 Retained earnings                        8,297           5,084
 Accumulated other comprehensive
  loss                                     (862)         (1,454)
                                        -------         -------
          Total stockholder's equity    172,170         168,365
                                        -------         -------
 Total liabilities and stockholder's
  equity                               $540,774        $528,018
                                       =========       =========



                          See accompanying notes.











                     WinsLoew Furniture, Inc and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

(In thousands)
                                     For The Quarters Ended
                                     ----------------------
                                      March 29,   March 30,
                                        2002        2001
                                      ---------   ---------
Net sales                             $124,919    $39,718
Cost of sales                          97,194      24,717
                                      ---------   ---------
   Gross profit                        27,725      15,001
Selling, general
  and administrative
  expenses                             13,435      7,142
Amortization                           182         1,877
                                      --------    --------
   Operating income                    14,108      5,982

Interest expense                       8,172       7,267
                                      --------    --------
Income(loss) before
  income taxes                         5,936      (1,285)
Provision for
  income taxes                         2,722        (711)
                                      --------    --------
Net income(loss)                     $ 3,214      $ (574)
                                      ========    ========



                             See accompanying notes.









WinsLoew Furniture, Inc. and Subsidiaries
Consolidated Statements of Cash Flows(Unaudited)
(In thousands)

                                        For the Three Months Ended
                                        -------------------------
                                         March 29,      March 30,
                                            2002          2001
                                        ---------      ----------
Cash flows from operating activities:
Net income/(loss)                         $ 3,214        $  (574)
Adjustments to reconcile net
  income (loss) to net cash
   used in operating activities:
Depreciation and amortization               1,759          2,744
Provision for losses on accounts
  receivable                                 (149)          (661)
Provision for losses on inventory             443            ---
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable                     (10,342)        (3,953)
  Inventories                               2,337)        (2,273)
  Prepaid expenses and other
    current assets                            324             69
  Other assets                                 68            (78)
  Accounts payable                          5,995            638
  Accrued interest                         (3,919)        (3,501)
  Other accrued liabilities                 3,341           (714)
                                           -------        --------
   Total adjustments                       (4,817)        (7,729)
   Net cash used in
     operating activities                  (1,603)        (8,303)
                                           -------        --------

Cash flows from investing activities:
  Capital expenditures, net of disposals     (766)          (120)
  Investment in subsidiaries                   --           (229)
                                           -------        -------
  Net cash used in investing activities      (766)          (349)
                                           --------       -------

Cash flows from financing activities:
  Net borrowings under
   revolving credit agreements              4,001          8,156
  Net borrowings for acquisitions             --             288
  Proceeds from issuance of
   common stock, net                          --              20
  Deferred financing costs                    --             (86)
                                          -------         -------
  Net cash provided by financing
  activities                                4,001          8,378
                                          -------         -------

Net increase(decrease)in cash and
     cash equivalents                       1,632          (274)












 WinsLoew Furniture, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows(Unaudited)
 (In Thousands)

                                        For the Three Months Ended
                                        -------------------------
                                         March 29,       March 30,
                                           2002           2001
                                         ---------     ----------
Cash and cash equivalents at
  beginning of year                     $ 5,107        $    602
                                         ---------     ----------
Cash and cash equivalents at
  end of period                         $ 6,739        $    328
                                         =======        ========

                                        For the Three Months Ended
                                        -------------------------
                                         March 29,       March 31,
                                           2002           2001
                                        --------        ---------
Supplemental disclosures:
        Interest paid                   $ 8,640        $ 10,397
        Income taxes paid                   199             261
                                         ========       ========



Investing activities in the first quarter of 2001 included the acquisition of The Woodsmiths Company:



Initial Investment                       $   --         $   287
Cash acquired                                --             (58)
                                          ========      ========
Initial Investment                       $   --             229




                                          See accompanying notes





                    WINSLOEW FURNITURE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.      WLFI HOLDINGS

Prior to the acquisition of Brown Jordan International ("BJI"), WinsLoew Furniture, Inc. ("WinsLoew" or the "Company") completed a recapitalization transaction wherein; the Company became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. (Holdings), a Florida corporation.

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

As a result of these transactions, the Company became a wholly-owned subsidiary of the new holding company, Holdings. All shares of common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. In addition, each warrant or option to purchase shares of the Company's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. 1,000 shares of the Company's common stock was then issued to WLFI Holdings, Inc. Finally, by operation of the merger the separate corporate existence of WLFI Merger ended.

Because there was no change in the stock ownership of the Company as a result of the recapitalization, there was no change in the basis of the Company's assets or liabilities.


2.      Basis of Presentation

The accompanying unaudited consolidated financial statements of WinsLoew Furniture, Inc. and subsidiaries that are for interim periods do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1, 2002 through March 29, 2002. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.





3.      Inventories

Inventories consisted of the following:
(In thousands)
                         March 29,     December 31,
                            2002           2001
                         ----------    ------------
Raw materials            $22,019         $22,335
Work in process            3,183           2,824
Finished Goods             4,803           2,952
                         -------         -------
                         $30,005         $28,111
                         =======         =======



4.      Capital Stock

At December 31, 2001, there were 1,000 shares issued and outstanding. Since December 31, 2001 and as of March 29, 2002, the Company has not issued any additional shares of stock or repurchased any outstanding shares.


5.      Acquisitions

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

In order to complete the acquisition, the merger described in Note 1 was con-summated simultaneously.

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

The following unaudited pro forma information has been prepared assuming that the acquisitions of Woodsmiths and Brown Jordan International occurred on January 1, 2001.



                                        Three months ended
(In thousands)                      March 29,        March 30,
                                      2002             2001
                                     ------           ------

Net sales                          $124,919          $ 99,087
Income before taxes                   5,936               458
Net income                            3,214               509
                                   ========          ========



6.      Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.


(In thousands)                          Three Months Ended
                                      ----------------------
                                      March 29,      March 30,
                                        2002           2001
                                      ---------      --------
NET SALES:
Casual products                       $110,100        $19,974
Contract and Hospitality products       12,771         17,503
Ready to assemble products               2,048          2,241
                                       -------        -------
   Total net sales                    $124,919        $39,718
                                       =======        =======




(In thousands)                        March 29,       March 30,
                                        2002            2001
                                      --------       --------

SEGMENT GROSS PROFIT:
Casual products                      $ 23,505        $ 8,737
Contract and Hospitality products       3,882          5,918
Ready to assemble products                338            346
                                       -------        -------
   Total segment gross profit          27,725         15,001
Reconciling items:
Selling, general and
   administrative expenses             13,435          7,142
Amortization                              182          1,877
                                      -------        -------
   Operating income                    14,108          5,982
Interest expense                        8,172          7,267
                                      -------        -------
Income/(loss) before income taxes     $ 5,936       $ (1,285)
                                      ========       ========




(In thousands)                         March 29,       March 30,
                                         2002            2001
                                       --------        --------
SEGMENT ASSETS:
Casual products                        $286,641       $126,432
Contract and Hospitality products        47,372         51,581
Ready to assemble products                5,686          5,901
                                        -------        -------
   Total                                339,699        183,914
Reconciling items:
Corporate                               201,075        192,267
                                       --------       --------
Total consolidated assets              $540,774       $376,181
                                       ========       ========




7.      Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Pursuant to the provisions of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of the statement. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company has not determined the impact that adoption of Statement 142 will have on its consolidated financial statements.



Transitional Disclosure for Adoption of SFAS 142 Pro forma results for the three months ended, assuming the elimination of goodwill amortization, are summarized below:


(In thousands)                            March 29,       March 30,
                                            2002           2001
                                          --------        --------
Net Income(loss):
  As reported                              $3,214         $ (574)
  Goodwill amortization (net of tax)          --           1,624
                                          --------        --------
  Pro forma net income                     $3,214         $1,068
                                          ========       =========


The Company will complete the first step of the two-step test for goodwill impairment by June 30, 2002. If impairment is indicated, the Company will complete the second step and, if necessary, record any impairment loss as a cumulative effect of an accounting change, effective as of January 1, 2002.




8.       DERIVATIVES

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials and the funding of foreign operations. At March 29, 2002 the change in fair value of these hedges was not material.

On August 6, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

As of March 29, 2002, the fair value of the swap was recorded as a liability of $1,437,000 with an offsetting entry to other comprehensive loss, net of taxes of $575,000. The portion of ineffectiveness of the hedge, as determined by the change in variable cash flows of the interest rate swap to the Senior Credit Facility, is not material.

From the period of January 1, 2002 through March 29, 2002 the 3-month LIBOR interest rate increased approximately 13.9 basis points. While the Company's interest on LIBOR-based borrowing increased during this period, the fair value of the interest rate swap increased also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.








9.       Statement Of Comprehensive Loss


The components of other comprehensive income(loss) and total comprehensive income(loss) for the three months ended March 29, 2002 and March 30, 2001 are as follows:


(In thousands)                            Three Months Ended
                                      March 29,        March 30,
                                         2002             2001
                                   ----------------------------------
Net income(loss)                        $3,214           $(574)
Change in fair value
of forward contracts                         -               -
Change in fair value
of interest rate swap,
net of taxes                               592               -
                                   ----------------------------------
Comprehensive income(loss)              $3,806           $(574)
                                   ==================================









           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

Prior to the acquisition of Brown Jordan International ("BJI"), the Company completed a restructuring transaction involving two new legal entities, the final result of which, was the formation of a new holding company called WLFI Holdings, Inc.("Holdings"). Holdings, a Florida corporation, became the Company's parent company.

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

We market our seating products to a broad customer base in the contract and hospitality market under the Loewenstein, Lodging By Charter and Charter brand names through approximately 24 regional independent sales organizations. Our customers include lodging and restaurant chains, architectural design firms, professional sports complexes, schools, healthcare facilities, office furniture dealers, retail store planners and other commercial and institutional users in the contract and hospitality market. We manufacture over 300 distinct models of seating products ranging from traditional to contemporary styles of chairs, as well as reception area love seats, sofas and stools. We design, assemble and finish our seating products with component parts from a variety of suppliers, including a number of Italian manufacturers.

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


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                               Three Months Ended
                   ------------------------------------------------
                         March 29, 2002            March 30, 2001
                   ------------------------ -----------------------
                    Net    Gross   Gross     Net     Gross  Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture  $110,100  $23,505  21.3%  $19,974 $ 8,737  43.7%
Contract/Hosp.      12,771    3,882  30.4%   17,503   5,918  33.8%
RTA                  2,048      338  16.5%    2,241     346  15.4%
                   -------  -------         -------  ------
Total             $124,919  $27,725  22.2%  $39,718 $15,001  37.8%
                   =======  =======         ======= =======






The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

                                     Three Months Ended
                                     ------------------
                                    March 29,    March 30,
                                      2002         2001
                                     --------    --------
Gross margin                          22.2%        37.8%
Selling, general and
   administrative expense             10.8%        18.0%
Amortization                           0.1%         4.7%
Operating income                      11.3%        15.1%
Interest expense, net                  6.5%        18.3%
Income before income taxes             4.8%       (3.2)%
Net income                             2.6%       (1.4)%




Comparison of Three Months Ended March 29, 2002 and March 30, 2001


For  purposes  of  this   discussion,   "pro  forma"  refers  to  the  estimated
consolidated results had the acquisitions of Woodsmiths and Brown Jordan International occurred on January 1, 2001.


Net Sales

WinsLoew's actual consolidated net sales for the first quarter 2001, $124.9 million increased $85.2 million or 214.6% from $39.7 million in the first quarter of 2001. WinsLoew's consolidated net sales for the first quarter of 2002 increased $25.8 million or 26.0% compared to pro forma net sales of $99.1 million in the first quarter of 2001. Casual pro forma net sales for the first quarter of 2002 increased by 39.9% from the same period in 2001 as a result of the release of mass market orders being delayed in the 2002 season relative to the same period last season. This increase has been slightly offset by slowness in the residential market resulting from a slow economic recovery. The contract and hospitality product line experienced a pro forma net sales decrease of 29.7% resulting from the continued slowdown in new construction and refurbishing projects in the hospitality market. This market has been particularly negatively impacted by the slowdown in travel. The RTA product line experienced a sales decrease of 8.6% due to lost floor space with a major mass merchandiser and a significant customer exiting the catalog market.


Gross Margin

Actual gross margin in the first quarter of 2002 increased $12.7 million or 84.6% to $27.7 million compared to $15.0 million in the first quarter of 2001. Actual gross margin percentage decreased from 37.8% in the first quarter of 2001 to 22.2% in the first quarter of 2002. This decline results primarily from product mix in the casual segment, where volume was heavily weighted toward the lower margin mass merchandise market, during the first quarter of 2002. On a pro forma basis, consolidated gross margin increased $1.4 million in the first quarter of 2002 or 1.9% compared to $26.4 million in the first quarter of 2001. Consolidated gross margin as a percent of net sales decreased in the first quarter of 2002 to 22.2% compared to pro forma gross margin of 26.6% for the same period in 2001. Specifically, volume increases in the casual product line in the first quarter of 2002 were in the mass merchandise market which carries lower gross margins than the residential casual market. While pro forma gross margins in the casual market increased by $3.6 million in the first quarter of 2002, the pro forma margin percent decreased from 25.3% in the first quarter of 2001 to 21.3% in the corresponding period of 2002, reflecting this shift in product mix.

The gross margin for contract and hospitality declined to 30.4% in the first quarter of 2002, compared to 33.8% in the first quarter of 2001. The decline is primarily volume related. Gross margins in the RTA product line increased from 15.4% in the first quarter of 2001 to 16.5% during the first quarter of 2002 reflecting a favorable sales mix and cost reduction measures.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.3 million in the first quarter of 2002, compared to the first quarter of 2001. This increase reflects the impact of acquisitions in 2001. On a pro forma basis, expenses increased $0.2 million or 0.2% over the first quarter of 2001.


Amortization

Amortization expense decreased by $1.7 million in the first quarter of 2002, compared to the first quarter of 2001. This decrease results from the Company adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 7) As a result of this pronouncement, Goodwill has not been amortized during the first quarter of 2002. Other definite lived intangible assets such as non-compete agreements and patents and trademarks continue to be amortized.


Operating Income

As a result of the above, operating income increased by $8.1 million, to $14.1 million (11.3% of net sales) in the first quarter of 2002, compared to $6.0 million (15.1% of net sales) in the first quarter of 2001.


Interest Expense

Interest expense increased by $0.9 million in the first quarter of 2002, compared to the first quarter of 2001. The increase is the result of additional debt assumed in support of acquisitions which has been partially offset by lower borrowing interest rates.

Provision for Income Taxes

The Company's effective tax rate for the first quarter of 2002 was 45.9% compared to 55.3% for the first quarter of 2001. The decrease in effective tax rates is due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 7) As a result of this pronouncement, goodwill has not been amortized during the first quarter of 2002. The effective tax rate is greater than the federal statutory rate in the first quarter of 2002, due primarily to the effect of state income taxes. The effective tax rate for the first quarter of 2001 is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.


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


Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At March 29, 2002, the Company had $71.9 million of working capital and $21.7 million of unused and available funds under its revolving credit facility.

We have significant amounts of debt requiring interest and principal repayments. The notes require semi-annual interest payments, which commenced in February 2000 and will mature in August 2007. Borrowings under the new senior credit facility require quarterly interest payments, which commenced in June 2001.

The Company's Senior Credit Facility restricts the Company from making cash interest payments on the notes issued by Holdings, the parent. Such interest payments are satisfied through the issuance of additional notes in amounts equal to the interest due. These notes are the result of debt incurred in the acquisition of BJI.

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

Cash Flows from Operating Activities. Cash used in operating activities was $1.6 million and $8.3 million for the first three months of 2002 and 2001 respectively. The decrease in cash used results primarily from: increases in net income, the use of trade payables credit and other accrued liabilities being partially offset by increases in accounts receivable.

Cash Flows from Investing Activities. Cash used in investing activities was $0.8 million and $0.3 million for the first three months of 2002 and 2001 respectively. The increase results primarily from additional capital expenditures in the first quarter of 2002 compared to the same period in 2001.

Cash Flows From Financing Activities. Net cash provided by financing activities during the first three months of 2001 was $4.0 million compared to net cash provided in financing activities of $8.4 million in the first three months of 2001. The decrease in cash provided through financing in the first quarter of 2002 reflects lower borrowing against the Company's working capital line of credit.




Foreign Exchange Forward Contracts

WinsLoew purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Consequently, the Company elected to hedge a portion of its exposure to purchases made in 2002 by entering into foreign currency forward contracts for the Euro, with a value of $1.5 million, of which $1.2 million was outstanding and unsettled at March 29, 2002. Further, the Company entered into Mexican Peso forward contracts during the quarter. Currently the Company has forward contracts on the Mexican Peso extending through December 2002, with $3.8 million outstanding and unsettled at March 29, 2002. The Company did not incur significant gains or losses during 2002 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy and operations funding in Mexico. The Company does not speculate in foreign currency.


Inflation has not had a significant impact on us in the past three years and management does not expect inflation to have a significant impact in the foreseeable future.










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



                                WINSLOEW FURNITURE,INC


                                By:/s/ Bruce Albertson
   May 7, 2002                         ------------------------
                                       Bruce Albertson
                                       President and Chief Executive Officer


   May 7, 2002                  By:/s/ Vincent A.Tortorici, Jr.
                                       ------------------------
                                       Vincent A. Tortorici, Jr.
                                       Chief Financial Officer