Form 10-Q
period 2002-06-28
WINSLOEW FURNITURE INC
filed 2002-08-12
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 28, 2002
                             -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -----------------

Commission File Number  0-25246
                        --------

                     BROWN JORDAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)


          FLORIDA                         63-1127982
- -------------------------------       --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


1801 NORTH ANDREWS AVENUE, POMPANO BEACH, FLORIDA   33069
- -----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                      (954) 960-1100
                      --------------
(Registrant's telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X  .  No
       ------  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at July 22, 2002
- ---------------          -----------------------------------
$ .01 par value                     1,000




                        BROWN JORDAN INTERNATIONAL, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

         Item 1.  Financial Statements
                           Consolidated Balance Sheets                         3
                           Consolidated Statements of Operations             4-5
                           Consolidated Statements of Cash Flows             6-7
                           Notes to Consolidated Financial Statements       8-13

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   14-21


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           22

         Item 4.  Submission of Matters to a Vote of
                     Security Holders                                         22

         Item 6.  Exhibits and Reports on Form 8-K                            22

Signatures                                                                    23




































                                    PART I.  FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                Brown Jordan International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)                         June 28,      December 31,
                                         2002            2001
                                       ---------     -----------
Assets
Cash and cash equivalents               $ 3,821        $  5,107
Accounts receivable, less
  allowances for doubtful accounts       48,563          86,534
Inventories                              28,570          28,111
Prepaid expenses and other
  current assets                         13,199          12,463
                                         -------        --------
          Total current assets           94,153         132,215

Property, plant and equipment, net       33,618          37,258
Goodwill, net                           343,160         343,027
Other assets                             14,301          15,518
                                         -------         -------
        Total Assets                   $485,232        $528,018
                                        ========        ========

Liabilities and Stockholder's Equity
Current portion of long-term debt      $  8,450        $  7,200
Accounts payable                         12,143          35,300
Accrued interest                          5,434           5,214
Other accrued liabilities                27,382          21,879
                                         -------         -------
          Total current liabilities      53,409          69,593

Long-term debt, net of current portion  256,790         287,878
Deferred income taxes                     1,625           2,182
                                         -------         -------
          Total liabilities             311,824         359,653
                                        -------         -------
Commitments and contingencies

Stockholder's Equity:
  Common stock; par value $.01
  per share, 1,000 shares
  authorized and issued at June
  28, 2002 and December 31, 2001.
  respectively                            $  --         $    --
 Additional paid-in capital             164,735         164,735
 Retained earnings                       10,962           5,084
 Accumulated other comprehensive
  loss                                   (2,289)        (1,454)
                                         -------         -------
          Total stockholder's equity    173,408         168,365
                                         -------         -------
 Total liabilities and stockholder's
  equity                               $485,232        $528,018
                                       ========        =========


                            See accompanying notes.







        Brown Jordan International, Inc. and Subsidiaries
             Consolidated Statements of Operations
                        (Unaudited)

(In thousands)
                      For The Quarters Ended
                      ----------------------
                       June 28,    June 29,
                         2002        2001
                        --------- ---------
Net sales ..........   $ 74,354   $ 79,253
Cost of sales ......     48,469     51,205
                       --------   --------
   Gross profit ....     25,885     28,048
Selling, general
  and administrative
  expenses .........     13,791     12,216
Amortization .......        183      2,321
                       --------   --------
   Operating income      11,911     13,511

Interest expense ...      8,356     11,277
                       --------   --------
Income before
  income taxes .....      3,555      2,234
Provision for
  income taxes .....        891      2,530
                       --------   --------
Net income(loss) ...   $  2,664   $   (296)
                       ========   ========


                  See accompanying notes.



























                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

(In thousands)
                      For The Six Months Ended
                       ----------------------
                        June 28,     June 29,
                          2002         2001
                       ---------   ---------
Net sales ..........   $ 199,273   $ 118,970
Cost of sales ......     145,663      75,920
                       ---------   ---------
   Gross profit ....      53,610      43,050
Selling, general
  and administrative
  expenses .........      27,226      19,357
Amortization .......         365       4,198
                       ---------   ---------
   Operating income       26,019      19,495

Interest expense ...      16,528      18,543
                       ---------   ---------
Income before
  income taxes .....       9,491         952
Provision for
  income taxes .....       3,613       1,819
                       ---------   ---------
Net income(loss) ...   $   5,878   $    (867)
                       =========   =========


                  See accompanying notes.





























                Brown Jordan International, Inc. and Subsidiaries Consolidated Statements of Cash Flows(Unaudited)
                                 (In thousands)
                                           For the Six Months Ended
                                          -------------------------
                                             June 28,       June 29,
                                               2002          2001
                                            ---------    ----------
Cash flows from operating activities:
Net income/(loss) ......................   $   5,878    $    (867)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
Depreciation and amortization ..........       3,703        9,169
Provision for losses on accounts
  receivable ...........................        (615)      (1,479)
Provision for losses on inventory ......       1,170        1,128
Loss on sale of fixed assets ...........         733         --
Changes in operating assets and
  liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable ..................      38,586       14,645
  Inventories ..........................      (1,629)       1,312
  Prepaid expenses and other
    current assets .....................        (736)       2,432
  Other assets .........................        (119)         (11)
  Accounts payable .....................     (23,157)      (1,426)
  Accrued interest .....................         220         (288)
  Other accrued liabilities ............       4,111       (7,514)
  Deferred income taxes ................        --          1,475
                                           ---------    ---------
   Total adjustments ...................      22,267       19,443
   Net cash provided by
     operating activities ..............      28,145       18,576
                                           ---------    ---------

Cash flows from investing activities:
  Capital expenditures, net of disposals      (1,245)        (463)
  Proceeds from sale of fixed assets ...       1,985         --
  Investment in subsidiaries ...........        --       (116,970)
                                           ---------    ---------
  Net cash provided by(used in)
     investing activities ..............         740     (117,433)
                                           ---------    ---------

Cash flows from financing activities:
  Net payments under
   revolving credit agreements .........     (30,085)    (144,003)
  Net borrowings for acquisitions ......        --        204,326
 Proceeds from issuance of
   common stock, net ...................        --             17
 Contributed capital-
   BJI acquisition .....................        --         50,928
  Deferred financing costs .............         (86)      (8,125)
                                           ---------    ---------
  Net cash (used in )provided by
     financing activities ..............     (30,171)     103,143
                                           ---------    ---------

Net (decrease)increase in cash and
     cash equivalents ..................      (1,286)       4,286












                           Brown Jordan International, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                        (Unaudited)(In Thousands)

                                         For the Six Months Ended
                                         -------------------------
                                         June 28,       June 29,
                                           2002           2001
                                         ---------     ----------
Cash and cash equivalents at
  beginning of year                     $ 5,107        $    602
                                         ---------     ----------
Cash and cash equivalents at
  end of period                         $ 3,821        $  4,888
                                         =======        ========


                                        For the Six Months Ended
                                        -------------------------
                                         June 28,         June 29,
                                           2002            2001
                                        --------        ---------
Supplemental disclosures:
        Interest paid                   $ 14,887        $ 15,315
        Income taxes paid                  2,531             305
                                        ========        ========



Investing activities during the first six months of 2001 included the acquisition of The Woodsmiths Company and Brown Jordan International:


Fair value of assets acquired                                 $143,681
Initial investment in Woodsmiths                                   287
Cash on-hand                                                   (1,243)
Liabilities assumed                                           (25,755)
Cash paid for acquisitions, net                               =========
 of cash acquired                                             $116,970






                                      See accompanying notes













                BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       WLFI Holdings

Prior to the acquisition of Brown Jordan International ("BJI"), WinsLoew Furniture, Inc. ("WinsLoew" or the "Company") completed a recapitalization transaction wherein, the Company became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. (Holdings), a Florida corporation.

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


2.       Name Change

On April 23, 2002, the Board of Directors voted to change the name of the Company to Brown Jordan International. This name change acknowledges that Brown Jordan is one of the most recognized names in the industry and expresses the Company's commitment to build upon that image and fine reputation which Brown Jordan has earned as the preeminent brand in luxury leisure furniture.


3.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Brown Jordan International, Inc. and subsidiaries that are for interim periods do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's second quarter, which is from March 30, 2002 through June 28, 2002. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.





4.  Inventories

Inventories consisted of the following:

(In thousands)
                          June 28,    December 31,
                            2002           2001
                         ----------    ------------
Raw materials            $22,190         $22,335
Work in process            3,033           2,824
Finished Goods             3,347           2,952
                         -------         -------
                         $28,570         $28,111
                         =======         =======



5.  Capital Stock

At December 31, 2001, there were 1,000 shares issued and outstanding. Since December 31, 2001 and as of June 28, 2002, the Company has not issued any additional shares of stock or repurchased any outstanding shares.


6.   Acquisitions

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



                                                      Six months ended
(In thousands)                                  June 28,           June 29,
                                                  2002               2001
                                                  ----               ----

Net sales                                       $199,273          $189,703
Income before taxes                                9,491             2,002
Net income(loss)                                   5,878             (206)
                                                 ========          ========























7. Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.

(In thousands)

                                                   Three Months Ended               Six Months Ended
                                                     June 28,     June 29,            June 28,       June 29,
NET SALES:                                             2002         2001                2002           2001

                                                  ---------------------------      -----------------------------
Casual products                                          58,495        59,602             168,595         79,575
Contract seating products                                14,091        17,712              26,862         35,215
Ready to assemble products                                1,768         1,939               3,816          4,180
                                                   ---------------------------      -----------------------------

Total net sales                                          74,354        79,253             199,273        118,970
                                                   ===========================      =============================

SEGMENT GROSS PROFIT:
Casual products                                          22,162        22,659              45,667         31,397
Contract seating products                                 3,593         5,190               7,475         11,108
Ready to assemble products                                  130           199                 468            545
                                                   ---------------------------      -----------------------------

Total segment gross profit                               25,885        28,048              53,610         43,050

Reconciling items:
Selling, general and
  administrative expenses                                13,791        12,216              27,226         19,357
Amortization                                                183         2,321                 365          4,198
                                                   ---------------------------      -----------------------------

     Operating income                                    11,911        13,511              26,019         19,495
Interest expense, net                                     8,356        11,277              16,528         18,543
                                                   ---------------------------      -----------------------------

Income before income taxes                                3,555         2,234               9,491            952
                                                   ===========================      =============================


(In thousands)                                    June 28,       June 29,
                                                    2002           2001
                                          -------------------------------
SEGMENT ASSETS:
Casual products                                   233,088        244,694
Contract seating products                          48,311         51,620
Ready to assemble products                          5,143          5,669
                                          -------------------------------

Total                                             286,542        301,983
Reconciling items:
Corporate                                         198,690        198,586
                                          -------------------------------

Total consolidated assets                         485,232        500,569
                                          ===============================






8. Goodwill Impairment

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Pursuant to the provisions of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of the Statement. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle effective as of January 1, 2002.

During the second quarter, step 1 testing for initial indication of impairment was completed. The results of the test indicate potential impairment in the Casual and Contract reporting units. The Company expects to complete the second step during the fourth quarter and, if necessary, record any impairment loss as a cumulative effect of an accounting change, effective as of January 1, 2002.

Transitional Disclosure for Adoption of Statement 142
Pro forma results for the six months ended, assuming the elimination of goodwill amortization, are summarized below:


(In thousands)                            June 28,       June 29,
                                            2002           2001
                                          --------       --------
Net Income(loss):
  As reported                              $5,878        $ (867)
  Goodwill amortization (net of tax)           --         2,379
                                          --------       --------
  Pro forma net income                     $5,878        $1,512
                                          ========       ========


9.       DERIVATIVES

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials and the funding of foreign operations. At June 28, 2002 the change in fair value of these hedges was not material.

On August 6, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

As of June 28, 2002, the fair value of the swap was recorded as a liability of $3,816,000 with an offsetting entry to other comprehensive loss, net of taxes of $1,526,000. The portion of ineffectiveness of the hedge, as determined by the change in variable cash flows of the interest rate swap to the Senior Credit Facility, has been expensed.

From the period of January 1, 2002 through June 28, 2002, the 3-month LIBOR interest rate decreased approximately 5.375 basis points. While the Company's interest on LIBOR-based borrowing decreased during this period, the fair value of the interest rate swap decreased also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.


10.      Statement Of Comprehensive Loss



The components of other comprehensive loss and total comprehensive loss for the three and six months ended June 28, 2002 are as follows:
(In thousands)                                       Six Months Ended
                                                June 28,               June 29,
                                                  2002                   2001
                                        ----------------------------------------
Net income(loss)                                   5,878                  (867)
Change in fair value
of forward contracts                                   -                      -
Change in fair value
of interest rate swap,
net of taxes                                       (835)                      -
Comprehensive income
                                        ----------------------------------------
 (loss)                                            5,043                  (867)
                                        ========================================



(In thousands)                                     Three Months Ended
                                                   June 28,            June 29,
                                                     2002                2001
                                        ----------------------------------------
Net income(loss)                                     2,664                (293)
Change in fair value
of forward contracts                                     -                    -
Change in fair value
of interest rate swap,
net of taxes                                        (1,427)                   -
Comprehensive income
                                        ----------------------------------------
 (loss)                                              1,237                (293)
                                        ========================================













           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

Prior to the acquisition of Brown Jordan International ("BJI"), WinsLoew Furniture, Inc. ("WinsLoew" or the "Company") completed a recapitalization transaction wherein, the Company became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. (Holdings), a Florida corporation.

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


Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines (in thousands, except for percentages):


                               Three Months Ended
                   ------------------------------------------------
                         June 28, 2002            June 29, 2001
                   ------------------------ -----------------------
                    Net    Gross   Gross     Net     Gross  Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture  $ 58,495  $22,162  37.9%  $59,602 $22,659  38.0%
Contract/Hosp.      14,091    3,593  25.5%   17,712   5,190  29.3%
RTA                  1,768      130   7.4%    1,939     199  10.3%
                   -------  -------         -------  ------
Total             $ 74,354  $25,885  34.8%  $79,253 $28,048  35.4%
                   =======  =======         ======= =======







                               Six Months Ended
                   ------------------------------------------------
                         June 28, 2002            June 29, 2001
                   ------------------------ -----------------------
                    Net     Gross   Gross    Net     Gross   Gross
                    Sales   Profit  Margin   Sales   Profit  Margin
                   -------  ------- ------  -------  ------  ------
Casual furniture  $168,595   $45,667  27.1%  $ 79,575 $31,397  39.5%
Contract/Hosp.      26,862     7,475  27.8%    35,215  11,108  31.5%
RTA                  3,816       468  12.3%     4,180     545  13.0%
                   -------   -------          -------  ------
Total             $199,273  $ 53,610  26.9%  $118,970 $43,050  36.2%
                   =======   =======         ======= =======




The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:


                                       Three Months Ended                        Six Months Ended
                                           June 28,      June 29,                   June 28,     June 29,
                                             2002          2001                       2002         2001
                                    -----------------------------             ---------------------------

Gross margin                                 34.8%         35.4%                     26.9%         36.2%
Selling, general and
  administrative expense                     18.5%         15.4%                     13.7%         16.3%
Amortization                                  0.2%          2.9%                      0.2%          3.5%
Operating income                             16.0%         17.1%                     13.0%         16.4%
Interest expense, net                        11.2%         14.2%                      8.3%         15.6%
Income before income taxes                    4.8%          2.8%                      4.8%          0.8%
Net income(loss)                              3.6%         -0.4%                      2.9%         -0.7%


Comparison of Three Months Ended June 28, 2002 and June 29, 2001


For purposes of this discussion, "pro forma" refers to the estimated consolidated results had the acquisitions of Woodsmiths and Brown Jordan International occurred on January 1, 2001.

Net Sales
 The Company's actual consolidated net sales for the second quarter 2002, $74.4 million decreased $4.9 million or 6.2% from $79.3 million in the second quarter of 2001. The Company's consolidated net sales for the second quarter of 2002 decreased $16.2 million or 17.9% compared to pro forma net sales of $90.6 million in the second quarter of 2001. Casual net sales for the second quarter of 2002 decreased by 17.6%, on a pro forma basis, from the same period in 2002, as a result of the weakness in the retail and mass merchandise markets. The contract and hospitality product line experienced a net sales decrease of 20.4% resulting from the continued sluggishness in construction and refurbishing projects in the hospitality industry. The RTA product line experienced a sales decrease of 8.9% due to lost floor space with a major mass merchandiser and a significant customer exiting the catalog market.






Gross Margin
 Actual gross margin in the second quarter of 2002 decreased $2.1 million or 7.5% to $25.9 million compared to $28.0 million in the second quarter of 2001. Actual gross margin percentage decreased from 35.4% in the second quarter of 2001 to 34.8% in the second quarter of 2002. This decline results primarily from volume. On a pro forma basis, consolidated gross margin decreased $4.4 million in the second quarter of 2002 or 7.3% compared to $30.3 million in the second quarter of 2002. Consolidated gross margin as a percent of net sales increased in the second quarter of 2002 to 34.8% compared to pro forma gross margin of 33.4% for the same period in 2001. For the second quarter of 2002, gross margin percentage was improved, on a pro forma basis, resulting from margin improvement measures and a favorable mix impact from lower mass merchandise sales. While gross margins in the casual market decreased by $3.0 million in the second quarter of 2002 on a pro forma basis, the pro forma margin percent increased from 35.4% in the second quarter of 2001 to 37.9% in the corresponding period of 2002, reflecting the cost reduction measures and favorable mix.

 The gross margin for contract and hospitality declined to 25.5% in the second quarter of 2002, compared to 29.3% in the second quarter of 2001. The decline is primarily volume related. Gross margins in the RTA product line decreased from 10.3% in the second quarter of 2001 to 7.4% during the second quarter of 2002, also reflecting volume decline.

Selling, General and Administrative Expenses
 Selling, general and administrative expenses increased $1.6 million in the second quarter of 2002, compared to the second quarter of 2001. This increase reflects the impact of acquisitions in 2001. On a pro forma basis, expenses decreased $0.2 million or 0.4% from the second quarter of 2001.

Amortization
 Amortization expense decreased by $2.1 million in the second quarter of 2002, compared to the second quarter of 2001. This decrease results from the Company adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during the second quarter of 2002. Other definite lived intangible assets such as non-compete agreements and patents and trademarks continue to be amortized.

Operating Income
 As a result of the above, operating income decreased by $1.6 million, to $11.9 million (16.0% of net sales) in the second quarter of 2002, compared to $13.5 million (17.1% of net sales) in the second quarter of 2001.

Interest Expense
 Interest expense decreased by $2.9 million in the second quarter of 2002, compared to the second quarter of 2001. The decrease reflects $2.6 million of loan cost write-off that was recorded as a result of the Brown Jordan International acquisition in 2001. This amount was presented as an extraordinary item, net of taxes in the third quarter of 2001.

Provision for Income Taxes
 The Company's effective tax rate for the second quarter of 2002 was 25.1% compared to 113.2% for the second quarter of 2001. The decrease in effective tax rates is primarily due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during the second quarter of 2002. In addition, the 2002 tax rate reflects deductible interest expense on notes payable held by the parent, WLFI Holdings. (See Note
1) The effective tax rate for the second quarter of 2001 is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill amortization.


Comparison of Six Months Ended June 28, 2002 and June 29, 2001

For purposes of this discussion, "pro forma" refers to the estimated consolidated results had the acquisitions of Woodsmiths and Brown Jordan International occurred on January 1, 2001.

Net Sales
 The Company's actual consolidated net sales for the first six months of 2002, $199.3 million increased $80.3 million or 67.5% from $119.0 million for the first six months of 2001. On a pro forma basis, WinsLoew's consolidated net sales for the first six months of 2002 increased $9.6 million or 5.1% compared to pro forma net sales of $189.7 million during the same period of 2001. Aided by strong shipments in the mass market channel during the first quarter of 2002, net sales in the casual segment increased $19.0 or 12.7% during the first six months of 2002 compared to pro forma net sales of $149.6 million in the first six months of 2001. The contract and hospitality product line experienced a pro forma net sales decrease of 25.1% in the first half of 2002 when compared to the same period in 2001. This decline is attributable to a slowdown in construction and refurbishing projects in the hospitality industry. The RTA product line experienced a sales decrease of 8.7% due to lost floor space with a major mass merchandiser and a significant customer exiting the catalog market.

Gross Margin
 Actual gross margin in the first six months of 2002 increased $10.5 million or 24.4% to $53.6 million compared to $43.1 million in the first six months of 2001. On a pro forma basis, consolidated gross margin decreased $3.1 million in the first six months of 2002 or 5.5% compared to $56.7 million in the first six months of 2001. Consolidated gross margin as a percent of net sales decreased in the first six months of 2002 to 26.9% compared to pro forma gross margin of 29.9% for the same period in 2001. This margin percentage decline is primarily the result of a first quarter 2002 sales mix in casual, which was weighted to mass market products, which carry lower margins than retail casual. Specifically, the casual segment experienced a decline in pro forma gross margin percent from 30.1% during the first six months of 2001, to 27.1% during this same period in 2002.

 The gross margin for contract and hospitality declined to 27.8% in the first six months of 2002, compared to 31.5% in the first six months of 2001. Additionally, contract and hospitality pro forma gross margin declined from 31.0% during the first six months of 2001. The decline is attributable to volume. Gross margins in the RTA product line decreased from 13.0% in the first half of 2001 to 12.3% during the first half of 2002, also reflecting volume decrease.

Selling, General and Administrative Expenses
 Selling, general and administrative expenses increased $7.9 million in the first six months of 2002, compared to the same period of 2001. On a pro forma basis, expenses decreased $0.1 million from the first six months of 2001.

Amortization
 Amortization expense decreased by $3.8 million in the first six months of 2002, compared to the first six months of 2001. This decrease results from the Company adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during 2002. Other definite lived intangible assets such as non-compete agreements and patents and trademarks continue to be amortized.


Operating Income
 As a result of the above, operating income increased by $6.5 million, to $26.0 million (13.0% of net sales) in the first six months of 2002, compared to $19.5 million (16.4% of net sales) in the same period of 2001.

Interest Expense
 Interest expense decreased by $2.0 million in the first six months of 2002, compared to the first six months of 2001. The decrease reflects additional debt assumed in support of acquisitions which has been offset by lower interest rates. In addition, 2001 interest expense includes $2.6 million of loan cost write-off that was recorded as a result of the Brown Jordan International acquisition in 2001. This amount was presented as an extraordinary item, net of taxes in the third quarter of 2001.

Provision for Income Taxes
 The Company's effective tax rate for the first six months of 2002 was 38.1% compared to 191.1% for the first six months of 2001. The decrease in effective tax rates is primarily due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during the second quarter of 2002. In addition, the 2002 tax rate reflects deductible interest expense on notes payable held by the parent, WLFI Holdings. (See Note
1) The effective tax rate for the first six months of 2001 is greater than the federal statutory rate primarily due to the effect of state income taxes and non-deductible goodwill.


Seasonality and Quarterly Information

Sales of retail casual products are typically higher in the second quarter of each year as a result of high retail demand for casual furniture preceding the summer months. Mass merchandise casual products are typically higher in the fourth and first quarters as mass merchants warehouse product in preparation for the spring season. The timing of shipments to mass merchants can cause significant swings in revenue from quarter to quarter. Specifically in 2002, revenues from mass merchandise shipments were significantly higher in the first quarter than those in the second quarter. In addition, such revenue swings have a significant impact on gross margins as the mass merchandise shipments carry a lower gross margin than the retail casual segment. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products. The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, and interest rate levels and credit availability.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At June 28, 2002, the Company had $40.7 million of working capital and $46.5 million of unused and available funds under its revolving credit facility.

In addition to the Senior Credit Facility, the Company has $105 million of Senior Subordinated Notes ("notes") which require interest and principal repayments. The notes require semi-annual interest payments, which commenced in February 2000 and will mature in August 2007. Borrowings under the new senior credit facility require quarterly interest payments, which commenced in June 2001.

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

Operating cash flows are closely correlated to demand for the Company's products. A decrease in demand for the Company's products would impact the availability of these internally generated funds. Further, the Company's revolving line of credit is contingent upon the Company maintaining particular debt covenants. Failure to comply with these covenants would impact the availability of funds on the revolving credit line. At the end of the second quarter of 2002, the Company was in compliance with all Senior Debt covenants.

Cash Flows from Operating Activities. Cash provided by operating activities was $28.1 million and $18.6 million for the first six months of 2002 and 2001 respectively. The increase in cash provided results primarily from an earnings increase and changes in other accrued liabilities.

Cash Flows from Investing Activities. Cash provided by investing activities was $0.7 million in the first six months of 2002 and cash used in investing activities was $117.4 million during the first six months of 2001. Cash invested during 2001 included $116.9 million in support of acquisitions. Cash provided by investing activities in 2002 include $2.0 million in proceeds from sale of the Company's airplane.

Cash Flows From Financing Activities. Net cash used in financing activities was $30.2 million during the first six months of 2002 and cash provided by investing activities was $103.1 million during the first six months of 2001. In 2002, cash was principally used to retire revolving and term debt. Financing activities during the first six months of 2001 focused on the Company's acquisition of Brown Jordan International and simultaneous restructuring of the Company's Senior Credit Facility. Specifically, proceeds for the BJI acquisition and Senior Credit Facility payoff were $201.8 million under the Company's new Senior Credit facility and $50.9 million of equity investment. Of these amounts, $147.3 million was used to payoff the existing Senior Credit Facility and $105.4 million was used for the acquisition of BJI, including payoff of funded indebtedness.


Foreign Exchange Forward Contracts

The Company purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Consequently, the Company elected to hedge a portion of its exposure to purchases made in 2002 by entering into foreign currency forward contracts for the Euro, with a value of $1.5 million, of which $0.8 million was outstanding and unsettled at June 28, 2002. Further, the Company entered into Mexican Peso forward contracts during the first quarter. Currently the Company has forward contracts on the Mexican Peso extending through December 2002, with $2.4 million outstanding and unsettled at June 28, 2002. The Company has not incurred significant gains or losses during 2002 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy and operations funding in Mexico. The Company does not speculate in foreign currency.


Inflation has not had a significant impact on the Company in the past three years and management does not expect inflation to have a significant impact in the foreseeable future.












































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



                                BROWN JORDAN INTERNATIONAL,INC


                                     By:/s/ Bruce R. Albertson
   August 8, 2002                              Bruce R. Albertson
                                         President and Chief Executive Officer


   August 8, 2002                       By:/s/ Vincent A.Tortorici, Jr.
                                           ----------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer