Form 10-Q
period 2002-09-27
WINSLOEW FURNITURE INC
filed 2002-11-13
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 27, 2002
                             -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                              -----------------

Commission File Number  0-25246
                        --------

                     BROWN JORDAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)


          FLORIDA                         63-1127982
--------------------------------       --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


1801 NORTH ANDREWS AVENUE, POMPANO BEACH, FLORIDA   33069
------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

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
    Yes  X  .  No
       ------  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at November 7, 2002
----------------          -----------------------------------
$ .01 par value                     1,000




                        BROWN JORDAN INTERNATIONAL, INC.

                                      INDEX





                                                                          PAGE
                         PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets, September 27, 2002(unaudited)
         and December 31, 2001                                              3

         Consolidated Statements of Operations for the Three and Nine
         Months ended September 27, 2002 and September 28, 2001 (unaudited) 4

         Consolidated Statements of Cash Flows for the Nine Months  ended
         September 27, 2002 and September 28, 2001 (unaudited)              6

         Notes to the Consolidated Financial Statements (unaudited)         8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14

Item 3.  Controls and Procedures                                           24

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 4.  Submission of Matters to a Vote of Security Holders               25

Item 6.  Exhibits and Reports on Form 8-K                                  25

Signature                                                                  26

Certifications                                                             27



                          PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                Brown Jordan International, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(In Thousands, except per share amounts)


                                           September 27,         December 31,
                                               2002                 2001
                                        ------------------    ----------------
Assets                                     (Unaudited)

Cash and cash equivalents ................   $   3,170            $   5,107
Accounts receivables, less
  allowance for doubtful accounts of
  $1,884 and $3,339 at September 27, 2002
  and December 31, 2001, respectively ....      39,745                86,534
Inventories ..............................      28,253                28,111
Prepaid expenses and other
  current assets .........................      11,252                12,463
                                             ---------              ---------
          Total current assets ...........      82,420               132,215

Property, plant and equipment, net .......      29,844                37,258
Goodwill, net ............................     342,160               343,027
Other assets .............................      13,614                15,518
                                             ---------              ---------
          Total Assets ...................   $ 468,038             $ 528,018
                                             =========              =========

Liabilities and Stockholders' Equity
Current portion of long-term debt ........   $   8,450            $   7,200
Accounts payable .........................      11,659               35,300
Accrued interest .........................       5,789                5,214
Other accrued liabilities ................      22,562               21,879
                                             ---------             ---------
          Total current liabilities ......      48,460               69,593

Long-term debt, net of current portion ...     248,674              287,878
Deferred income taxes ....................         193                2,182
                                             ---------             ---------
          Total liabilities ..............     297,327              359,653
                                             ---------             ---------

Commitments and contingencies

Stockholders' equity:
Common stock; par value $.01
  per share, 1,000 shares authorized
  and issued at September 27, 2002 and
  at December 31, 2001 respectively ......   $    --             $    --
Additional paid-in capital ...............     164,737             164,735
Retained earnings ........................       8,748               5,084
Accumulated other comprehensive loss .....      (2,774)             (1,454)

                                             ---------            ---------
          Total stockholders' equity .....     170,711             168,365
                                             ---------            ---------
Total liabilities and stockholders' equity   $ 468,038           $ 528,018
                                             =========            =========

          See accompanying notes to Consolidated Financial Statements.

                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


(In Thousands)
                                                                        Nine Months Ended
                                                    -------------------------------------------------
                                                        September 27,             September 28,
                                                            2002                      2001
                                                    ----------------------   ------------------------

         Net sales                                   $    251,734             $    176,085
         Cost of sales                                    180,198                  115,478

                                                    ----------------------   ------------------------
              Gross Profit                                 71,536                   60,607

         Selling, general
           and administrative
           expenses                                        40,041                   31,706
         Amortization                                         547                    6,656

                                                    ----------------------   ------------------------
              Operating income                             30,948                   22,245


         Interest expense, net                             24,404                   25,616
                                                    ----------------------   ------------------------


         Income (loss) before income taxes                  6,544                   (3,371)

         Provision for income taxes                         2,880                    1,334


                                                    ----------------------   ------------------------
         Net income (loss)                           $      3,664             $     (4,705)
                                                    ======================   ========================



          See accompanying notes to Consolidated Financial Statements.





                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

(In Thousands)
                                                                Three Months Ended
                                                 --------------------------------------------------
                                                     September 27,              September 28,
                                                          2002                       2001
                                                 -----------------------    -----------------------

         Net sales                                $     52,461               $     57,115
         Cost of sales                                  34,535                     39,557

                                                 -----------------------    -----------------------
              Gross Profit                              17,926                     17,558

         Selling, general
           and administrative
           expenses                                     12,815                     12,350
         Amortization                                      182                      2,458

                                                 -----------------------    -----------------------
              Operating income                           4,929                      2,750


         Interest expense, net                           7,876                      7,073
                                                 -----------------------    -----------------------


         Loss before income taxes                       (2,947)                    (4,323)

         Benefit for income taxes                         (734)                      (485)


                                                 -----------------------    -----------------------
         Net loss                                 $     (2,213)              $     (3,838)
                                                 =======================    =======================




          See accompanying notes to Consolidated Financial Statements.




                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(In Thousands)
                                                                    For the Nine Months Ended
                                                          ---------------------------------------------
                                                             September 27,            September 28,
                                                                  2002                    2001
                                                          --------------------    ---------------------

 Cash flows from operating activities:
 Net income (loss)                                         $       3,664           $      (4,705)
 Adjustments to reconcile net income to
   net cash provided by operating activities:

 Depreciation and amortization                                     5,682                  13,241
 Net reduction in allowance for losses on accounts
   receivable                                                       (537)                 (1,134)
 Provision for losses on inventory                                 1,666                   1,859
 Loss on sale of fixed assets                                        733                     -
 Changes in operating assets and
   liabilities, net of effects
   from acquisitions and dispositions:
 Accounts receivable                                              47,326                  32,496
 Inventories                                                      (1,808)                  2,472
 Prepaid expenses and other current assets                         1,211                  (1,611)
 Other assets and goodwill, net                                     (100)                    -
 Accounts payable                                                (23,641)                 (3,558)
 Accrued interest                                                    575                  (4,465)
 Other accrued liabilities                                          (649)                 (6,111)
 Deferred income taxes                                            (1,108)                    (38)

                                                          --------------------    ---------------------
   Total adjustments                                              29,350                  33,151

 Net cash provided by operating activities                        33,014                  28,446
                                                          --------------------    ---------------------

 Cash flows from investing activities:
   Capital expenditures                                           (1,447)                 (3,790)
   Proceeds from the sale of fixed assets                          4,949                     -
   Investments in subsidiaries                                       -                   (90,761)

                                                          --------------------    ---------------------
 Net cash provided by (used in) investing activities               3,502                 (94,551)
                                                          --------------------    ---------------------

 Cash flows from financing activities:

   Net payments under revolving credit agreements                (38,324)                (55,356)
   Net borrowings for acquisitions under
     Senior Credit facility                                          -                   205,322
   Proceeds from issuance of
     common stock, net                                               -                    73,969
   Payoff of existing credit facility                                -                  (147,337)
   Deferred financing costs                                         (129)                 (8,254)

                                                          --------------------    ---------------------
 Net cash provided by (used in) financing activities             (38,453)                 68,344
                                                          --------------------    ---------------------

                Brown Jordan International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


(In Thousands)
                                                               For the Nine Months Ended
                                                     ---------------------------------------------
                                                        September 27,            September 28,
                                                             2002                    2001
                                                     --------------------    ---------------------

 Net increase (decrease) in cash and
   cash equivalents                                          (1,937)                  2,239

 Cash and cash equivalents at
   beginning of year                                          5,107                     602
                                                     --------------------    ---------------------

 Cash and cash equivalents at
   End of period                                      $       3,170           $       2,841
                                                     ====================    =====================


                                                               For the Nine Months Ended
                                                        September 27,            September 28,
                                                             2002                    2001
                                                     --------------------    ---------------------

 Supplemental disclosures:
      Interest paid                                   $      21,645           $      25,918
      Income taxes paid                               $       2,975           $         653



Investing activities during the first nine months of 2001 included the acquisition of The Woodsmiths Company and Brown Jordan International:


Fair value of assets acquired                            $ 145,667
Cash on-hand                                                 (977)
Liabilities assumed                                       (52,629)
Maximum earn out                                           (1,000)
Equity investment of seller                                  (300)
                                                --------------------------
                                                --------------------------
Cash paid for acquisitions, net                          $ 90,761
   of cash required                             ==========================
                                                ==========================

                                                ==========================



          See accompanying notes to Consolidated Financial Statements.

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

As a result of these transactions, the Company became a wholly-owned subsidiary of the new holding company, Holdings. All shares of common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. In addition, each warrant or option to purchase shares of the Company's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. 1,000 shares of the Company's common stock was then issued to WLFI Holdings, Inc. Finally, by operation of the merger, the separate corporate existence of WLFI Merger ended.

Because there was no change in the stock ownership of the Company as a result of the recapitalization, there was no change in the basis of the Company's assets or liabilities.


2.       Name Change

On April 23, 2002, the Board of Directors voted to change the name of the Company to Brown Jordan International, Inc. This name change acknowledges that Brown Jordan is one of the most recognized names in the industry and expresses the Company's commitment to build upon that image and fine reputation which Brown Jordan has earned as the preeminent brand in luxury leisure furniture.


3.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Brown Jordan International, Inc. and subsidiaries are for interim periods do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's third quarter, which is from June 29, 2002 through September 27, 2002. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.

4.  Inventories

Inventories consisted of the following:

(In thousands)
                                  September 27,       December 31,
                                      2002                2001
                                 ----------------    ---------------

                                  $                   $
        Raw materials            21,707              22,335

        Work in process          3,233               2,824

        Finished Goods           3,313               2,952
                                 ----------------    ---------------
                                  $                   $
                                 28,253              28,111
                                 ================    ===============




5.  Capital Stock

At December 31, 2001, there were 1,000 shares issued and outstanding. Since December 31, 2001 and as of September 27, 2002, the Company has not issued any additional shares of stock or repurchased any outstanding shares.


6.   Acquisitions

On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 million note payable to the sole shareholder of Woodsmiths.

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

The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired using the fair value of the assets acquired. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of BJI indebtedness at closing, has been recorded as goodwill in the amount of $78.6 million. The operating results of BJI have been included in the consolidated operating results since the date of acquisition.

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


(In Thousands)

                                                Nine months ended
                                               September 28, 2001
                                          ------------------------------
                                          ------------------------------

    Net sales                                             $ 246,818
    Income before taxes                                         263
                                          ------------------------------
    Net income (loss)                                     $ (4,044)
                                          ==============================

7. Segment Information

The Company has three segments organized and managed based on the products sold. The Company evaluates performance and allocates resources based on gross profit. There are no intersegment sales/transfers. Export revenues are not material.


(In thousands)
                                                    Three Months Ended                          Nine Months Ended
                                          ----------------------------------------   -----------------------------------------
                                             September 27,       September 28,          September 27,        September 28,
                                                  2002                2001                    2002                2001
                                          ----------------------------------------   -----------------------------------------

NET SALES:
Casual products                            $      34,819       $      36,491          $     203,414        $     116,066
Contract seating products                         16,334              18,458                 43,196               53,673
Ready to assemble products                         1,308               2,166                  5,124                6,346
                                          ----------------------------------------   -----------------------------------------

Total net sales                            $      52,461       $      57,115          $     251,734        $     176,085
                                          ========================================   =========================================

SEGMENT GROSS PROFIT:
Casual products                            $      13,215       $      11,608          $      58,882        $      43,004
Contract seating products                          4,219               5,576                 11,694               16,684
Ready to assemble products                           492                 374                    960                  919
                                          ----------------------------------------   -----------------------------------------

Total segment gross profit                        17,926              17,558                 71,536               60,607

Reconciling items:
Selling, general and
  administrative expenses                         12,815              12,350                 40,041               31,706
Amortization                                         182               2,458                    547                6,656
                                          ----------------------------------------   -----------------------------------------

     Operating income                              4,929               2,750                 30,948               22,245

Interest expense, net                              7,876               7,072                 24,404               25,616
                                          ----------------------------------------   -----------------------------------------

Income/(loss) before
 income taxes                              $      (2,947)      $      (4,322)         $       6,544        $      (3,371)
                                          ========================================   =========================================


(In thousands)                               September 27,       December 31,
                                                 2002                2001
                                          ----------------------------------------
SEGMENT ASSETS:
Casual products                            $     219,567       $     267,913
Contract seating products                         48,406              49,715
Ready to assemble products                         4,890               6,416
                                          ----------------------------------------

Total                                            272,863             324,044
Reconciling items:
Corporate                                        195,175             203,974
                                          ----------------------------------------

Total consolidated assets                  $     468,038       $     528,018
                                          ========================================



8. Goodwill Impairment

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Pursuant to the provisions of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after For adoption. In addition, to the extent an the intangible asset is identified as having For the Three Nine an indefinite useful life, the Company Months ended Months is required to test the intangible asset September 28, ended for impairment in accordance with the September provisions of the Statement. Any 28, impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle effective as of January 1, 2002.

During the second quarter, step 1 testing for initial indication of impairment was completed. The results of the test indicate potential impairment in the Casual and Contract reporting units. The Company expects to complete the second step during the fourth quarter and will record any impairment loss as a cumulative effect of an accounting change, effective as of January 1, 2002.

Transitional Disclosure for Adoption of Statement 142 Pro forma results for the three and nine months ended, assuming the elimination of goodwill amortization, are summarized below:

                                                For the Three                    For the Nine
                                                Months Ended                    Months Ended
(In thousands)                                  September 28,                   September 28,
                                                    2001                           2001
                                           -----------------------       -------------------------

Net income (loss)as reported                 $     (3,838)                $       (4,705)

Goodwill amortization, net of tax                   2,280                          6,121

                                           -----------------------       -------------------------

Pro forma net income (loss)                 $      (1,558)                $        1,416
                                           =======================       =========================



9.       DERIVATIVES

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials and the funding of foreign operations. At September 27, 2002, the change in fair value of these hedges was not material.

On August 6, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate at 5.09% on $100 million through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

As of September 27, 2002, the fair value of the swap was recorded as a liability of $4,623,000 with an offsetting entry to other comprehensive loss, net of taxes of $1,849,000. The portion of ineffectiveness of the hedge, as determined by the change in variable cash flows of the interest rate swap to the Senior Credit Facility, has been expensed.

From the period of January 1, 2002 through September 27, 2002, the 3-month LIBOR interest rate decreased approximately 5.6 basis points. While the Company's interest on LIBOR-based borrowing decreased during this period, the fair value of the interest rate swap decreased also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.


10.      Statement Of Comprehensive Loss

Statement Of Comprehensive Loss

The components of other comprehensive loss and total comprehensive loss for the three and nine months ended September 27, 2002 are as follows:



(In thousands)                                                   Nine Months Ended
                                                        September 27,          September 28,
                                                            2002                   2001
                                                    ---------------------- ----------------------

Net income(loss)                                           $ 3,664               $ (4,705)

Change in fair value of interest rate swap,
net of taxes                                                      (1,320)                 -

                                                    ---------------------- ----------------------
Comprehensive income(loss)                                 $ 2,344               $ (4,705)
                                                    ====================== ======================


(In thousands)                                                  Three Months Ended
                                                       September 27,          September 28,
                                                           2002                   2001
                                                   ---------------------- ----------------------
Net loss                                                 $ (2,213)              $ (3,838)

Change in fair value of interest rate swap,
net of taxes                                                   (485)                     -

                                                   ---------------------- ----------------------
Comprehensive loss                                             $ (2,698)        $ (3,838)
                                                   ====================== ======================



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

On April 23, 2002, the Board of Directors voted to change the name of the Company to Brown Jordan International, Inc. This name change acknowledges that Brown Jordan is one of the most recognized names in the industry and expresses the Company's commitment to build upon that image and fine reputation which Brown Jordan has earned as the preeminent brand in luxury leisure furniture.

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

Business

We market our casual furniture products to the residential market under the Winston, Pompeii, Brown Jordan and Vineyard brand names through approximately 67 independent sales representatives and to over 800 active customers, which are primarily specialty patio furniture stores located throughout the United States. In addition, we market our casual products to the national account market under the Casual Living, Better Homes and Gardens and Samsonite brand names.

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

Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core casual furniture and seating businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering in the casual segment that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets; Pompeii, a manufacturer of upper-end casual furniture sold into both the residential and contract markets; Brown Jordan, a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worldwide which markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points; and Wabash Valley, a manufacturer of site amenity products in the institutional and corporate markets. Our balanced approach to growth has also resulted in acquisitions to complement our seating segment. These acquisitions included Stuart Clark and Charter during 2000, both of which manufacture upholstered furniture for the hospitality industry. In addition, the Company purchased The Woodsmiths Company in March 2001. Woodsmiths is a manufacturer of custom tabletops for the contract and hospitality markets.

Results of Operations

The following table sets forth net sales, gross profit, and gross margin as a percent of net sales for the respective periods for each of the Company's product lines:


(In thousands)
                                                                           Three Months Ended
                        ---------------------------------------------------------------------------------------------------------
                        --------------------------------------------------     --------------------------------------------------
                                       September 27, 2002                                     September 28, 2001
                        --------------------------------------------------     --------------------------------------------------
                               Net               Gross           Gross                Net               Gross           Gross
                              Sales              Profit         Margin               Sales              Profit         Margin
                        --------------------------------------------------     --------------------------------------------------

   Casual products         $   34,819         $   13,215            38.0%       $   36,491         $   11,608            31.8%
   Contract seating
   products                    16,334              4,219            25.8%           18,458              5,576            30.2%
   RTA                          1,308                492            37.6%            2,166                374            17.3%
                          --------------------------------------------------     --------------------------------------------------

   Total                   $   52,461         $   17,926              34.2%       $   57,115         $   17,558              30.7%
                          ==================================================     ==================================================



         (In thousands)
                                                                   Nine Months Ended
                       ----------------------------------------------------------------------------------------------------------
                       --------------------------------------------------     ---------------------------------------------------
                                      September 27, 2002                                      September 28, 2001
                       --------------------------------------------------     ---------------------------------------------------
                              Net               Gross           Gross                 Net               Gross           Gross
                             Sales              Profit         Margin                Sales              Profit         Margin
                       --------------------------------------------------     ---------------------------------------------------

Casual products         $  203,414         $   58,882              28.9%       $  116,066          $   43,004              37.1%
Contract seating
products                    43,196             11,694              27.1%           53,673              16,684              31.1%
RTA                          5,124                960              18.7%            6,346                 919              14.5%
                       --------------------------------------------------     ---------------------------------------------------

Total                   $  251,734         $   71,536              28.4%       $  176,085          $   60,607              34.4%
                       ==================================================     ===================================================



(In thousands)
                                                          Pro forma
                                                      Nine Months Ended
                                    ---------------------------------------------------
                                    ---------------------------------------------------
                                                    September 28, 2001
                                    ---------------------------------------------------
                                            Net               Gross           Gross
                                           Sales              Profit         Margin
                                    ---------------------------------------------------

Casual products                      $  186,130          $   56,603              30.4%
Contract seating
products                                 54,342              16,904              31.1%
RTA                                       6,346                 919              14.5%
                                    ---------------------------------------------------

Total                                $  246,818          $   74,426              30.2%
                                    ===================================================


The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales:



                                                     Three Months Ended
                                 ---------------------------------------------------------
                                      September 27,                     September 28,
                                          2002                              2001
                                 ------------------------           ----------------------

Gross profit                                       34.2%                            30.7%
Selling, general and
  administrative expense                           24.4%                            21.6%
Amortization                                        0.3%                             4.3%
Operating income                                    9.4%                             4.8%
Interest expense, net                              15.0%                            12.4%
Loss before income taxes                           -5.6%                            -7.6%
Net (loss)                                         -4.2%                            -6.7%



                                                       Nine Months Ended
                                    ---------------------------------------------------------
                                         September 27,                     September 28,
                                             2002                              2001
                                    ------------------------           ----------------------
Gross profit                                      28.4%                            34.4%
Selling, general and
  administrative expense                          15.9%                            18.0%
Amortization                                       0.2%                             3.8%
Operating income                                  12.3%                            12.6%
Interest expense, net                              9.7%                            14.5%
Income (loss) before income taxes                  2.6%                            -1.9%
Net income (loss)                                  1.5%                            -2.7%



                                                        Pro Forma
                                                    Nine Months Ended
                                                  ----------------------
                                                      September 28,
                                                          2001
                                                  ----------------------
Gross profit                                                      30.2%
Selling, general and
  administrative expense                                          16.1%
Amortization                                                       3.0%
Operating income                                                  11.0%
Interest expense, net
Income (loss) before income taxes                                 11.9%
Net income (loss)                                                 -0.9%

Comparison of Three Months Ended September 27, 2002 and September 28, 2001


Net Sales
The Company's actual consolidated net sales for the third quarter 2002, $52.5 million decreased $4.7 million or 8.2% from $57.1 million in the third quarter of 2001. Casual net sales for the third quarter of 2002 decreased by 4.6% from the same period in 2001 as a result of the weakness in the retail and mass merchandise national markets. The contract seating product line experienced a net sales decrease of 11.5% resulting from the continued sluggishness in construction and refurbishing projects in the hospitality industry. The RTA product line experienced a sales decrease of 39.6% due to lost floor space with a major mass merchandiser and a significant customer exiting the catalog market.

Gross Margin
Actual gross margin in the third quarter of 2002 increased $0.3 million or 1.7% to $17.9 million compared to $17.6 million in the third quarter of 2001. Actual gross margin percentage increased from 30.7% in the third quarter of 2001 to 34.2% in the third quarter of 2002. This increase results a favorable mix impact from a higher percentage of casual product shipments. While gross margins in the casual market increased by $1.6 million in the third quarter of 2002, the margin percent increased from 31.8% in the third quarter of 2001 to 38.0% in the corresponding period of 2002.

The gross margin for contract and hospitality declined to 25.8% in the third quarter of 2002, compared to 30.2% in the third quarter of 2001. The decline is primarily volume related. Gross margins in the RTA product line increased from 17.3% in the third quarter of 2001 to 37.6% during the third quarter of 2002, as a result of warranty reserve adjustments.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.5 million in the third quarter of 2002, compared to the third quarter of 2001. This reflects the Company's investment in its sales and marketing function in order to grow its product lines and revenue base.

Amortization
Amortization expense decreased by $2.3 million in the third quarter of 2002, compared to the third quarter of 2001. This decrease results primarily from the Company adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets(See Note 8). As a result of this pronouncement, goodwill has not been amortized during 2002. Other definite lived intangible assets such as non-compete agreements and patents and trademarks continue to be amortized.

Operating Income
As a result of the above, operating income increased by $2.2 million, to $4.9 million (9.4% of net sales) in the third quarter of 2002, compared to $2.8 million (4.8% of net sales) in the third quarter of 2001.

Interest Expense, Net
Interest expense increased by $0.8 million in the third quarter of 2002, compared to the third quarter of 2001. The increase reflects the impact of the interest rate swap agreement entered in to on August 6, 2001 and interest rate changes.

Provision for Income Taxes
The Company's effective tax rate for the third quarter of 2002 was 24.9% benefit compared to a benefit of 11.3% for the third quarter of 2001. The increase in effective tax rate is primarily due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during the third quarter of 2002.


Comparison of Nine Months Ended September 27, 2002 and September 28, 2001

For  purposes  of  this   discussion,   "pro  forma"  refers  to  the  estimated
consolidated results had the acquisitions of Woodsmiths and Brown Jordan International occurred on January 1, 2001.

Net Sales
The Company's actual consolidated net sales for the first nine months of 2002, $251.7 million increased $75.6 million or 42.9% from $176.1 million for the first nine months of 2001. On a pro forma basis, consolidated net sales for the first nine months of 2002 increased $4.9 million or 2.0% compared to pro forma net sales of $246.8 million during the same period of 2001. Aided by strong shipments in the national accounts channel during the first quarter of 2002, net sales in the casual segment increased $17.3 or 12.7% during the first nine months of 2002 compared to pro forma net sales of $186.1 million in the first nine months of 2001. The contract and hospitality product line experienced a pro forma net sales decrease of 20.5% in the first nine months of 2002 when compared to the same period in 2001. This decline is attributable to a slowdown in construction and refurbishing projects in the hospitality industry. The RTA product line experienced a sales decrease of 19.3% due to lost floor space with a major mass merchandiser and a significant customer exiting the catalog market.

Gross Margin
Actual gross margin in the first nine months of 2002 increased $10.9 million or 18.0% to $71.5 million compared to $60.6 million in the first nine months of 2001. On a pro forma basis, consolidated gross margin decreased $2.9 million in the first nine months of 2002 or 4.1% compared to $74.4 million in the first nine months of 2001. Consolidated gross margin as a percent of net sales decreased in the first nine months of 2002 to 28.4% compared to pro forma gross margin of 30.1% for the same period in 2001. This margin percentage decline is primarily the result of a first quarter 2002 sales mix in casual, which was weighted to national account products, which carry lower margins than specialty retail casual products. Specifically, the casual segment experienced a decline in pro forma gross margin percent from 30.4% during the first nine months of 2001, to 28.8% during this same period in 2002.

The gross margin for contract products declined to 27.1% in the first nine months of 2002, compared to 31.1% in the first nine months of 2001. Additionally, contract pro forma gross margin was 31.0% during the first nine months of 2001. The decline is attributable to increased pricing pressure. Gross margins in the RTA product line increased from 14.5% in the first nine months of 2001 to 18.7% during the same period of 2002.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.3 million in the first nine months of 2002, compared to the same period of 2001 as a result of the acquisitions. On a pro forma basis, expenses decreased $0.1 million from the first nine months of 2001.

Amortization
Amortization expense decreased by $6.1 million in the first nine months of 2002, compared to the first nine months of 2001. This decrease results primarily from the Company adopting the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during 2002. Other definite lived intangible assets such as non-compete agreements and patents and trademarks continue to be amortized.

Operating Income
As a result of the above, operating income increased by $8.7 million, to $30.9 million (12.3% of net sales) in the first nine months of 2002, compared to $22.2 million (12.6% of net sales) in the same period of 2001.

Interest Expense
Interest expense decreased by $1.2 million in the first nine months of 2002, compared to the first nine months of 2001. The decrease reflects additional debt assumed in support of acquisitions which has been offset by lower interest rates.

Provision for Income Taxes
The Company's effective tax rate for the first nine months of 2002 was 44.0%, higher than the Federal statutory rate to state income taxes. For the first nine months of 2001 there was a provision for income taxes even though there was a pretax loss was due to non-deductibility of. The difference in the effective tax rates between periods is due to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. (See Note 8) As a result of this pronouncement, goodwill has not been amortized during 2002; the majority of the 2001 goodwill amortization was not deductible for taxes.

Seasonality and Quarterly Information

Sales of retail casual products are typically higher in the second quarter of each year as a result of high retail demand for casual furniture preceding the summer months. Mass merchandise casual product sales are typically higher in the fourth and first quarters as national accounts warehouse product in preparation for the spring season. The timing of shipments to mass merchants can cause significant swings in revenue from quarter to quarter. Specifically in 2002, revenues from mass merchandise shipments were significantly higher in the first quarter than those in the second quarter. In addition, such revenue swings have a significant impact on gross margins as the mass merchandise shipments carry a lower gross margin than the retail casual segment. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products. The furniture industry is cyclical and sensitive to changes in general economic conditions, consumer confidence, discretionary income, interest rate levels and credit availability.

The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with internally generated funds and revolving line of credit borrowings. The Company actively monitors its cash balances and applies available funds to reduce borrowings under its long-term revolving line of credit. At September 27, 2002, the Company had $34.0 million of working capital and $41.7 million of unused and available funds under its revolving credit facility.

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

Operating cash flows are closely correlated to demand for the Company's products. A decrease in demand for the Company's products would impact the availability of these internally generated funds. Further, the Company's revolving line of credit is contingent upon the Company maintaining particular debt covenants. Failure to comply with these covenants would impact the availability of funds on the revolving credit line. At the end of the third quarter of 2002, the Company was in compliance with all Senior Debt covenants.

Cash Flows from Operating Activities. Cash provided by operating activities was $33.0 million and $28.4 million for the first nine months of 2002 and 2001 respectively. The increase in cash provided results primarily from an earnings increase and changes in other accrued liabilities.

Cash Flows from Investing Activities. Cash provided by investing activities was $3.5 million in the first nine months of 2002 and cash used in investing activities was $94.6 million during the first nine months of 2001. Cash invested during 2001 included $90.8 million in support of acquisitions. Cash provided by investing activities in 2002 include $2.0 million in proceeds from sale of the Company's airplane and $3.0 million in proceeds from the sale of two facilities, one in Houston, Texas and the other in Ocala, Florida.

Cash Flows From Financing Activities. Net cash used in financing activities was $38.5 million during the first nine months of 2002 and cash provided by investing activities was $68.3 million during the first nine months of 2001. In 2002, cash was principally used to retire revolving and term debt. Financing activities during the first nine months of 2001 focused on the Company's acquisition of Brown Jordan International and simultaneous restructuring of the Company's Senior Credit Facility. Specifically, proceeds for the BJI acquisition and Senior Credit Facility payoff were $205.3 million under the Company's new Senior Credit facility and $50.9 million of equity investment. Of these amounts, $147.3 million was used to payoff the existing Senior Credit Facility and $105.4 million was used for the acquisition of BJI, including payoff of funded indebtedness.


Foreign Exchange Forward Contracts

The Company purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Currently the Company has forward contracts on the Mexican Peso extending through December 2002, with $1.2 million outstanding and unsettled at September 27, 2002. The Company has not incurred significant gains or losses during 2002 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy and operations funding in Mexico. The Company does not speculate in foreign currency.

Inflation

Inflation has not had a significant impact on the Company in the past three years and management does not expect inflation to have a significant impact in the foreseeable future.


Forward Looking Statements

The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the markets in which we operate, management's beliefs and assumptions made by management. Readers should refer to a discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2001 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.



Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful  Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

As discussed herein, the FASB issued SFAS 141 and SFAS 142 in June 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. We adopted these pronouncements effective January 1, 2002. At such time we anticipate that amortization associated with purchased goodwill will cease.

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

Controls and Procedures
As of September 27, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer +and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 27, 2002.

PART II.  OTHER INFORMATION

ITEM 1.           Legal Proceedings

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We maintain insurance coverage against potential claims in an amount that we believe to be adequate. Based primarily on discussions with counsel and management familiar with the underlying disputes, we believe that we are not presently a party to any litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or future prospects.




Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)      None


Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

      99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002


      99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002


27     Financial Data Schedule

         (1) Filed herewith


(b)      Reports on Form 8-K

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BROWN JORDAN INTERNATIONAL, INC.


                                     By:/s/  Bruce R. Albertson
                                        -------------------------
   November 11, 2002                     Bruce R. Albertson
                                President and Chief Executive Officer



   November 11, 2002                 By:/s/  Vincent A. Tortorici, Jr.
                                     ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

CERTIFICATIONS

I, Bruce R. Albertson, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown Jordan International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                        By:/s/  Bruce R. Albertson
                                         -------------------------
   November 11, 2002                         Bruce R. Albertson
                                  President and Chief Executive Officer

CERTIFICATIONS

I, Vincent A. Tortorici, Jr., Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown Jordan International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





   November 11, 2002                    By:/s/  Vincent A. Tortorici, Jr.
                                       ----------------------------------
                                            Vincent A. Tortorici, Jr.
                                            Chief Financial Officer


                              Exhibit 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown Jordan International, Inc. (the "Company") on Form 10-Q for the period ended September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce R. Albertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                        By:/s/  Bruce R. Albertson
                                         -------------------------
   November 11, 2002                         Bruce R. Albertson
                                  President and Chief Executive Officer

                                  Exhibit 99.2


                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown Jordan International, Inc. (the "Company") on Form 10-Q for the period ended September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent A. Tortorici, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



   November 11, 2002                    By:/s/  Vincent A. Tortorici, Jr.
                                           ----------------------------------
                                                Vincent A. Tortorici, Jr.
                                                 Chief Financial Officer