Form 10-K
period 2002-12-31
WINSLOEW FURNITURE INC
filed 2003-04-15
CIK 931814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                               For the fiscal year

                             ended December 31, 2002

                 [] TRANSACTION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-25246
                        BROWN JORDAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               Florida                              63-1127982
     (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)          Identification No.)


   1801 NORTH ANDREWS AVENUE, POMPANO BEACH, FLORIDA              33069
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:
(954) 960-1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2). Yes___ No_X_

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 31, 2003 was 1,000. The registrant has no securities registered pursuant to Sections 12(b) or 12(g) nor are any securities listed or trading on any market. The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with a requirement under that certain Indenture related to the 12 3/4% Senior Subordinated Notes due 2007, as amended.

INDEX TO ITEMS
                                                                  Page
PART I

ITEM 1. Business                                                    3
ITEM 2. Properties                                                 18
ITEM 3. Legal Proceedings                                          20
ITEM 4. Submission of Matters to a Vote of Security
        Holders                                                    20

PART II

ITEM 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                                20
ITEM 6. Selected Financial Data                                    21
ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        23
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                               36
ITEM 8. Financial Statements and Supplementary Data                37
ITEM 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                        66

PART III

ITEM 10. Directors and Executive Officers of the
         Registrant                                               67
ITEM 11. Executive Compensation                                   70
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters           75
ITEM 13. Certain Relationships and Related Transactions           76

PART IV

ITEM 14. Controls and Procedures                                 79
ITEM 15. Exhibits, Financial Statement Schedules, and

         Reports on Form 8-K                                     79
Signatures                                                       85

PART I

ITEM 1.  BUSINESS


     Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. ("Former Brown Jordan"), WinsLoew Furniture, Inc. ("WinsLoew") completed a recapitalization transaction wherein, WinsLoew became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.


     In order to accomplish the recapitalization, Holdings was initially formed as WinsLoew's wholly-owned subsidiary. In addition to Holdings, WinsLoew formed another company called WLFI Merger, Inc., a Florida corporation, as a wholly-owned subsidiary of Holdings. Then, immediately prior to the consummation of Former Brown Jordan acquisition, WinsLoew merged with WLFI Merger, Inc. and was the surviving corporation of the merger.


     As a result of these transactions and as described below, WinsLoew became a wholly-owned subsidiary of the new holding company, Holdings. All shares of WinsLoew common stock that were outstanding immediately prior to the merger
(850,497 shares) were converted into shares of common stock of Holdings. In addition, each warrant or option to purchase shares of WinsLoew's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. 1,000 shares of WinsLoew's common stock was then issued to WLFI Holdings, Inc. Finally, by operation of the merger, the separate corporate existence of WLFI Merger ended.


     Because there was no change in the stock ownership of WinsLoew as a result of the recapitalization, there was no change in the basis of WinsLoew's assets or liabilities.

     On April 23, 2002, the Board of Directors voted to change the name of WinsLoew to Brown Jordan International, Inc. ("BJI or the "Company"). This name change acknowledges that Brown Jordan is one of the most recognized names in the industry and expresses the Company's commitment to build upon that image and fine reputation which Brown Jordan has earned as the preeminent brand in luxury leisure furniture.

GENERAL


     BJI is one of the premier designer, manufacturer and marketer of fine luxury retail and contract furnishings. Our brand names include Brown Jordan, Pompeii, Winston, Vineyard, Atlantis, Stuart Clark, Casual Living, Tradewinds, Loewenstein, Charter, Lodging by Charter, Woodsmiths, Wabash Valley, Texacraft, and Tropic Craft. Our retail product offerings includes chairs, chaise lounges, tables, umbrellas, cushions and related accessories, which are generally constructed from aluminum, wood or fiberglass. Our contract products include those same type products in addition to wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options to the contract market. In addition, our contract line includes a variety of tables, chairs, benches and swings for the site amenity market. All of our furniture products, excluding Wabash, are manufactured pursuant to customer orders. We sell our furniture products in the retail market to both specialty and national accounts and in the contract market to commercial and institutional users.


Business

     We market our products focusing on a retail distribution channel and a contract distribution channel. In the retail channel, we service specialty stores, traditional furniture stores and national accounts. The specialty furniture products are distributed under the Brown Jordan, Winston, Pompeii, Vineyard, Atlantis, Stuart Clark, Casual Living and Tradewinds brand names through independent sales representatives and to customers, which are primarily specialty patio furniture stores and traditional furniture stores located throughout the United States. In addition, we market our casual products to national accounts under the Casual Living and Samsonite brand names.


     In the contract channel our offerings include the Brown Jordan, Pompeii Texacraft, and Tropic Craft brand names, primarily through our in-house sales force, to lodging and restaurant chains, country clubs, apartment developers and property management firms, architectural design firms, municipalities and other commercial and institutional users. In addition, we market a variety of products under the Wabash brand name. These products are targeted at educational facilities, municipality and recreation centers, hotels and motels and other institutional and corporate users.


     Also within the contract channel we market our seating products to a broad customer base in the contract and hospitality market under the Loewenstein, Lodging by Charter and Charter brand names through regional independent sales organizations. Our customers include lodging and restaurant chains, architectural design firms, professional sports complexes, schools, healthcare facilities, office furniture dealers, retail store planners and other commercial and institutional users in the contract and hospitality market. We manufacture over 300 distinct models of seating products ranging from traditional to contemporary styles of chairs, as well as reception area love seats, sofas and stools. We design, assemble and finish our seating products with component parts from a variety of suppliers, including a number of Italian and Chinese manufacturers.


     Over the past several years, we have undertaken a number of initiatives to strengthen and grow our core furniture businesses. We have focused resources on our core business and disposed of non-core or unprofitable operations. In 1997, we sold our wrought iron furniture business, and in 1998 we discontinued and sold or liquidated certain of our ready-to-assemble furniture operations. We also embarked on a focused acquisition program to broaden our core product offering in both the retail and contract channels that, to date, has resulted in the acquisitions of Tropic Craft, a manufacturer of casual furniture sold into the contract markets; Pompeii, a manufacturer of upper-end casual furniture sold into both the retail and contract markets; Brown Jordan, a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worldwide who markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points; and Wabash Valley, a manufacturer of site amenities products in the institutional and corporate markets. Our balanced approach to growth has also resulted in acquisitions to complement our seating segment. These acquisitions included Stuart Clark and Charter during 2000, both of which manufacture upholstered furniture for the hospitality industry. In addition, the Company purchased The Woodsmiths Company in March 2001. Woodsmiths is a manufacturer of custom tabletops for the contract and hospitality markets.

     We were incorporated in the state of Florida on September 23, 1994. Our principal executive offices are located at 1801 North Andrews Avenue, Pompano Beach, Florida, and our telephone number is (954) 960-1100.

History

     We were formed in 1994 through the merger of Winston Furniture Company, Inc., a designer, manufacturer and distributor of casual furniture for both the residential and contract and hospitality markets, and Loewenstein Furniture Group, Inc., a manufacturer of seating products for the contract and hospitality markets and of ready-to-assemble furniture products, with and into WinsLoew Furniture, Inc., a newly-formed corporation that was organized for the purpose of the merger. Prior to that merger, Winston and Loewenstein were publicly held corporations whose common stock traded on the NASDAQ National Market. From December 1994 through August 1999, we were a publicly held corporation, and our common stock traded on the NASDAQ National Market.

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

     On May 8, 2001 WinsLoew Furniture, Inc. and its parent WLFI Holdings, Inc. acquired all of the outstanding stock of Brown Jordan International, Inc. a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worldwide who markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points have rounded out our product offering in the both retail and contract segments.

Recent Developments

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

     Mr. Albertson reorganized the Company's management to focus on the market channels served by the Company's products, the retail and contract channels. He functionally reorganized the support functions of operations, marketing, information technology, human resources, finance, and purchasing and logistics.

     On April 23, 2002, the Board of Directors voted to change the name of the Company to Brown Jordan International, Inc. This name change acknowledges that Brown Jordan is one of the most recognized names in the industry and expresses the Company's commitment to build upon that image and fine reputation which Brown Jordan has earned as the preeminent brand in luxury leisure furniture.


     On December 20, 2002 we signed an agreement with Shian Industry [Hong Kong] Company Limited, allowing them to develop a state-of-the-art manufacturing facility in Jiaxing, China that will exclusively develop and produce BJI products. This innovative manufacturing facility will utilize leading edge technologies and the latest manufacturing processes and quality control techniques to develop selected BJI furniture products. The facility will support the manufacturing of furniture made in various materials, including extruded aluminum, combination metals, and woven materials. Although the factory will be solely owned by Shian Industry, BJI's management team will play an integral role in developing the facility from its inception. The management teams of both companies will work closely in its development, which began in January 2003.


     We also executed a joint venture with Shian Industry [Hong Kong] Company Limited to build a "Center of Excellence" in Shanghai, China, which will be a state-of-the-art research, design, and showcase facility dedicated exclusively to BJI products.


     The Center of Excellence will be a facility that houses ground-breaking research and creative design as well as a model showroom, displaying BJI's latest in luxury furnishings. Furthermore, the Center of Excellence will be dedicated to exploring and developing the latest global design trends and will serve as a front arm in global sourcing. Designers will utilize cutting-edge
Computer Aided Design (CAD) technologies, allowing for a seamless transmission of information to BJI's DesignResource in Long Beach, CA Pompano Beach, Fl and Birmingham, AL. Its convenient location in Shanghai will also serve as a hosting facility for BJI's international customers while they are traveling throughout Asia.


     Also in December 2002, BJI and Hanamint Corporation, the leading manufacturer and designer of cast aluminum outdoor furniture, signed an agreement giving BJI exclusive rights to distribute cast aluminum products from Hanamint to the U.S. national account retail market. This line will be distinctive from Hanamint's current offerings. Initiating a strategic alliance with Hanamint allows us to now offer our customers the highest quality, cost competitive product with the most attractive collections offered in the industry.

     Under the agreement BJI will exclusively brand and market Hanamint's cast aluminum outdoor furniture to national account clients under BJI's brand names and through private label programs. Hanamint will continue to manufacture its own exclusive collections of cast aluminum products under the well-known Hanamint brand name to the U.S. specialty retail channel. As part of the agreement, the companies will combine expertise and resources in the areas of product design and development for the new BJI cast collections to ensure an innovative, aggressive product mix for BJI's premier brands distributed through the specialty channel.

     The alliance with BJI, combined with the popularity of the Hanamint branded products, requires additional capacity for Hanamint. Accordingly, Hanamint is building a new 600,000 sq. ft. manufacturing facility for cast aluminum products in Jiaxing, China, in addition to its current facilities in Shanghai.

     In addition in December 2002, BJI and Suzhou Industrial Park Gold Mantis Furniture Design and Manufacture Co., Ltd, one of China's leading contract furniture designers and manufacturers, signed an agreement giving BJI exclusive rights to distribute Gold Mantis products to BJI's contract accounts in the U.S. market under various brands owned by BJI.


     Under the agreement BJI will exclusively brand and market Gold Mantis contract furnishings to U.S. commercial, hospitality, retail, healthcare, and restaurant industries. The companies will combine expertise and resources in the areas of design and product development to ensure leading edge products to their customers. Together with its sister company, Gold Mantis Construction Decoration Co. Ltd, a leading full service interior and exterior design and construction firm for upscale hotels, offices, retail and entertainment facilities, Gold Mantis' design facility in Suzhou, China, which houses over 200 designers, will work directly with BJI's DesignResource in Long Beach, CA, Pompano Beach, FL and Birmingham, AL both utilizing the latest technologies in Computer Aided Design
(CAD).


     This agreement further emphasizes BJI's ongoing commitment to our global core competency in design. BJI is also committed to growing its Contract
Channel,   and  this  strategic  alliance  will  figure  significantly  in  this initiative.

COMPETITIVE STRENGTHS

     We  believe  that  we  have  achieved  our  leading   market   position  by
capitalizing on the following key competitive strengths.

     Reputation for Producing High Quality Products. Our reputation for providing customers with high quality products is built upon our use of superior structural designs, aesthetic styling, sophisticated manufacturing techniques and strict quality control standards. Our dedication to quality begins with a customer-oriented design process that is based upon the involvement of senior management, independent designers, sales representatives, dealers, our engineering department and suppliers. We also employ a number of sophisticated manufacturing processes that increase the quality of our products and differentiate them from those of our competitors. For example, we use an electrostatically applied ultraviolet cured wood finishing system that produces one of the most consistent, durable and vibrant finishes in the industry. Further, to ensure that only the highest quality products are shipped to our customers, we have established numerous checkpoints where the quality of all of the products is examined during the manufacturing process. Our focus on quality is evidenced by our low level of actual warranty claims. Our reputation for producing high quality products is further evidenced by our receipt of the Casual Furniture Retailer Association's prestigious "Manufacturer's Leadership Award" four times, most recently for 2000, and being recognized as a finalist every year since the award was first given in 1990. The criteria for this award include quality, design, merchandising, customer service and ethics.

     Unique Delivery Capabilities. We have tailored our operations to meet the unique delivery requirements of our customers. On time delivery is critical to our casual furniture retailers because of their short selling season, general desire to minimize inventory levels and need to offer their customers products that will be available at the time of or soon after their purchase. Our ability to deliver "in time, on time" is also important to our contract market customers, who must receive our casual furniture or seating products on a timely basis to meet their own construction or operating deadlines. We believe that our ability to deliver our products "in time, on time" are unique in the furniture manufacturing industry and distinguish us from our competitors.

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

      improved our manufacturing capabilities through the use of technologically advanced systems,

      optimized our use of vertical integration and outsourcing, as appropriate,

      exited non-core businesses, and

      extensively reconfigured manufacturing processes within our principal manufacturing facilities.

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


     Experienced Management Team with Significant Ownership. Our experienced and dedicated management team has been instrumental in our success and represents one of our key competitive advantages. Bruce Albertson, our President and CEO, brings extensive marketing, international and management expertise to our organization. We also benefit from the experience and expertise of Trivest Partners, L.P., a private investment firm specializing in acquisitions, recapitalizations and other principal investing activities, which have been an investor in BJI and its predecessors since 1985. Trivest provides strategic consulting, acquisition and other advice to us. Earl Powell, president and chief executive officer of Trivest, has served as Chairman of the Board of WinsLoew and its predecessors for over 15 years.


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

     Selectively Pursue Complementary Acquisitions. We continually review acquisition opportunities that augment or complement our existing operations or provide entry into new geographic markets. We also seek to improve the efficiency of our recent acquisitions by reducing overhead, leveraging sales and distribution, achieving raw material purchasing savings and improving manufacturing operations. Tropic Craft for example, which was acquired in 1998, provided us with an increased presence in the contract market for casual furniture. Pompeii, which we acquired on July 30, 1999, provides us with a leading brand in the upper end of the casual furniture market and a significant opportunity to achieve operating efficiencies. In addition, the acquisitions of Wabash, Stuart Clark and Charter Furniture in 2000 have broadened our product offering and placed us in a position to service all price points in the lodging market. In 2001 we again complemented our contract and hospitality segment with the acquisition of The Woodsmiths Company- a manufacturer of custom tabletops. Finally, our most recent acquisitions of Brown Jordan, a manufacturer whose products serve the premium to unlimited market categories in both retail and contract markets and Casual Living Worldwide who markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points have rounded out our product offering in the both retail and contract segments of the casual business.


PRODUCTS AND MARKETS

     We design, manufacture and distribute to two channels: retail and contract. Our products include casual furniture designed for residential, commercial and institutional use; seating products designed for commercial and institutional use; and ready-to-assemble furniture designed for household use. For the year ending December 31, 2002, our retail channel and contract channel products accounted for 69% and 31%, respectively, of our net sales. The following is a summary of our principal products, customers and markets:



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

Texacraft   Casual outdoor furniture,        Lodging and restaurant
and         including chairs, chaise         chains, country clubs,
Tropic      lounges, tables, umbrellas       apartment developers and
Craft       and related accessories,         managers, architectural
            constructed of aluminum,         design firms, municipalities
            wrought iron, wood and           and other commercial and
            fiberglass.                      institutional users in the
                                             contract market.

Pompeii     Casual indoor and outdoor        Specialty patio stores, fine
            furniture, including chairs,     furniture stores, design
            chaise lounges, tables,          showrooms and residential
            umbrellas and related, and       designers in the residential
            accessories constructed of       market; and architectural
            extruded tubular aluminum.       design firms, commercial
                                             design firms and specifiers
                                             and purchasing agents in the
                                             contract market.

Wabash      Site amenity products            Educational facilities,
            including: tables, chairs,       municipality and recreation
            benches, swings and related      centers, hotels, motels and other
            accessories constructed of       institutional and corporate users.
            sheet steel or expanded steel
            mesh that is coated with heat
            fused plastisol.

Loewenstein   Contemporary to traditional    Lodging and restaurant chains,
              seating products, such as      architectural design firms,
              wood, metal and upholstered    sports facilities, schools,
              chairs, sofas and loveseats.   healthcare facilities, office
                                             furniture dealers, retail store
                                             planners and other commercial and
                                             institutional users in the
                                             contract and hospitality market.

Charter,      Custom and semi-custom         Hotel and other
Lodging By    upholstered furnishings such   hospitality markets.
Liberty,      as, sofas, benches, chaises,
Stuart Clark  chairs, lounge chairs and
              ottomans.

Brand          Principal Products                       Principal Customers
                                                            and Markets


Southern      Ready to assemble furniture              National accounts and
Wood          products, such as book shelves,          catalog wholesalers.
Products      entertainment centers, coffee
              tables, end tables, computer
              stations and wall units,
              as well as case goods, such as
              chest of drawers, changing towers
              and hutches, all of which are
              constructed of wood.

Samsonite    Extruded and cast aluminum,               Specialty patio
and The      and wrought iron, steel, all-             furnishings stores and
Vineyard     weather wicker and wood                   department stores
Collection   casual furnishings



Casual Living,  Casual outdoor furniture,              National accounts
And Samsonite   including, chairs, chaise
                lounges, tables, umbrellas
                and related accessories
                constructed of extruded and
                tubular aluminum.


Woodsmiths      Custom table tops, bases and           Restaurants, hotels,
                conference room furnishings            country clubs, health
                                                       care facilites,
                                                       universities and
                                                       government agencies.


     We market our casual furniture products, consisting principally of medium to upper-end casual indoor and outdoor furniture, under the Winston, Texacraft, Tropic Craft, Pompeii, Brown Jordan, and Vineyard brand names. In addition we target the value priced market under the Casual Living and Samsonite brand names. We currently manufacture and sell numerous separate style collections of casual furniture products that include traditional, European, and contemporary design patterns. Within each style collection there are multiple products including chairs, tables, chaise lounges, umbrellas and cushions and accessory pieces such as ottomans, cocktail tables, end tables and tea carts constructed of extruded, tubular and cast aluminum, steel, wrought iron, wood and fiberglass. We offer chairs with glider action, adjustable positions and rocking and swivel motions, as well as a selection of restaurant and indoor and outdoor seating. Our casual seating products feature cushions and vinyl strapping in a variety of colors and patterns. All of our casual furniture products feature a durable painted finish, which is also offered in a wide selection of colors. The suggested retail prices for a residential table and four chairs currently range from approximately $700 to $10,000 for our medium to upper-end segment and $150 to $800 for the promotionally priced market. Our casual furniture is generally used by residential customers indoors and on patios, decks and poolsides, while our contract customers generally use our products in restaurants and lodging, as well as for outdoor purposes.


     Our contract channel also includes site amenity products under the Wabash Valley brand name. The Wabash product line includes a wide variety of tables, chairs, benches and swings as well as accessory items such as tree grates, basket trucks, bike loops, planters, ash urns, and litter receptacles. All of these products are constructed of either expanded steel mesh, welded wire or sheet steel, which provide the highest degree of strength and durability. Components are covered with a 1/4" of homogeneous heat fused plastisol or in the case of framework, a baked-on polyester dry powder, which provides a superior coating and appearance. Our amenity products are generally used by governmental, healthcare, educational, recreational and corporate customers.


     Our seating products are marketed under the Loewenstein, Lodging By Liberty, Stuart Clark, Charter and Woodsmiths brand names and include over 600 distinct models, ranging from contemporary to traditional styles, of wood, metal and upholstered chairs, reception area love seats, sofas, ottomans, chaises, stools and tables. We assemble wood frames and finish them with one of our numerous standard colors or, if requested, to the customer's specification. Our metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. We maintain an inventory of unassembled chair components that enables us to respond quickly to large quantity orders in a variety of finish and fabric combinations. Our seating products have a number of commercial and institutional uses, including seating for in-room lodging and common areas, stadium luxury skyboxes, restaurants, lounges and classrooms. We have excellent and in many instances long-term relationships with our diverse customer base, which includes, for example, Marriott International. We entered into a contract with Marriott under which we are a preferred supplier of upholstered seating products for certain of its affiliates. We also provide seating for various retailers, as well as commercial and institutional construction projects, such as professional sports stadiums and arenas.


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

Casual Furniture

     We market our casual furniture to both the retail and contract segments. In the manufacturing process for our casual furniture products, we cut extruded aluminum tubes to size and shape or bend them in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding. After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. We then add vinyl strapping, cushions, fabric slings, or other accessories to the finished frame, as appropriate. We then package the product with umbrellas, tempered glass and other accessories, as applicable, and ship it to the customer.

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


     Wabash Valley acts as designer, manufacturer and finisher of all our site amenity products. The fabrication process includes cutting, punching, forming, bending, sawing, welding and grinding. We have invested heavily in our fabrication capabilities in the past few years, with focus in Computer Numerical Control ("CNC") technology. This includes a roll forming line, robotic welding, CNC plasma, CNC punching and cutting as well as CNC tube bending. All CNC equipment instructions are downloaded from our on-site drafting and engineering department.


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

Contract Seating

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

MARKETING AND SALES


     We   sell   our   products   through   both   independent    manufacturers'
representatives and internal sales staff. We sell our retail casual furniture and contract and hospitality products through approximately independent sales representatives. We have strong relationships with our independent sales personnel. We primarily use an internal sales staff to sell our casual furniture products into the contract market. Our site amenity and ready-to-assemble products are sold exclusively by independent sales representatives. Senior management is also involved in the sales process for all of our furniture products.


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

BACKLOG

     As of December 31, 2002, our backlog of orders was approximately $101.7 million, compared to $96.1 million at December 31, 2001. Our backlog is defined as committed purchase orders with future ship dates. Management, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Further, management does not consider backlog to be predictive of future sales activity because of our short manufacturing cycle and delivery time in both our casual and seating segments and, especially in the case of casual furniture, the seasonality of sales.

RAW MATERIALS AND SOURCING

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

FURNITURE INDUSTRY AND COMPETITION

     The furniture industry is highly competitive and includes a large number of manufacturers, none of which dominate the market. Certain of the companies that compete directly with us may have greater financial and other resources than we do. Based on our extensive industry experience, we believe that competition in retail and contract markets are generally a function of product design, construction quality, prompt delivery, product availability, customer service and price. Similarly, management believes that competition is based primarily on price, product availability, prompt delivery and customer service.

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

     Sales of imported, foreign-produced furniture has increased in recent years. During 2001 we moved to address this share of the market through acquisitions. The Company now has a manufacturing facility in Mexico and joint ventures with furniture manufacturers located in China. This move has opened up new furniture markets that were previously not targeted by the Company.

     In the contract segment, we compete with many manufacturers, ranging from large, national, publicly traded entities to small, one-product firms selling to small, geographic markets.

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


     We hold several design and utility patents and the Company's policy is to apply for design and utility patents


EMPLOYEES

     At December 31, 2002, we had approximately 1,973 full-time employees, of whom 128 were employed in management, 207 in sales, general, and administrative positions, and 1,638 in manufacturing, shipping, and warehouse positions.

     The Company has two manufacturing locations whose employees are subject to collective bargaining agreements. Approximately 130 of our hourly employees in Haleyville, Alabama, are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between the Company and such union, which expires in July 2006, provides that there shall be no strikes, slowdowns or lockouts.

     In addition, approximately 120 of our hourly employees in El Monte, California are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union. The labor agreement between the Company and the union expires in September 2006. The contract provides that there shall be no strikes, slowdowns or lockouts.

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


SEASONALITY

     Sales of retail specialty products are typically higher in the second quarter of each year as a result of high retail demand for casual furniture preceding the summer months. Sales of retail specialty products are also higher in the fourth quarter as a result of the Company's merchandising programs with its dealers. Sales of casual products to national account are typically higher in the fourth and first quarters as the national accounts warehouse product in preparation for the spring season. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products.



ITEM 2.  PROPERTIES
Properties

The following table provides information with respect to each of our properties:

-------------------   --------------------------------------------------   -----------------------   -----------------------
      Location                            Primary Use                            Approx. Sq. Ft.           Leased/Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------  -----------------------
Birmingham, AL                  Retail channel sales office                          13,000                  Leased (1)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Haleyville, AL                  Manufacturing and offices                           155,000                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Haleyville, AL                  Manufacturing and offices                           218,000                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Haleyville, AL                          Warehouse                                    20,000                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Haleyville, AL                          Warehouse                                    30,000                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Medley, FL                       Manufacturing and offices                          173,000                  Leased (2)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Pompano Beach, FL          Manufacturing, plant and corporate offices              100,000                     Owned
Pompano Beach, FL                       Warehouse                                   10,000                   Leased (3)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Pompano Beach, FL               Manufacturing and offices                           45,000                   Leased (4)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Liberty, NC                             Warehouse                                    5,000                   Leased (5)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Liberty, NC                     Manufacturing and offices                          126,000                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Chicago, IL                             Showroom                                     5,500                     Leased (6)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Sparta, TN                      Manufacturing and offices                           94,300                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Sparta, TN                      Manufacturing and offices                           63,300                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Silver Lake, IN                 Manufacturing and offices                          240,000                    Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
El Monte, CA                     Manufacturing and offices                          55,000                  Leased (7)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
El Monte, CA                            Manufacturing                               19,450                  Leased (8)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Washington, DC                            Showroom                                   3,500                   Leased(9)
-------------------   --------------------------------------------------   ----------------------- -----------------------
-------------------   --------------------------------------------------   ----------------------- -----------------------
Chicago, IL                               Showroom                                   7,049                  Leased (10)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Dallas TX                                 Showroom                                   4,916                  Leased (11)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
San Francisco, CA                         Showroom                                   3,889                  Leased (12)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Los Angeles, CA                           Showroom                                  10,674                  Leased (13)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
High Point, NC                            Showroom                                   4,761                  Leased (14)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Miami, FL                                 Showroom                                   5,178                  Leased (15)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
New York, NY                              Showroom                                   6,316                  Leased (16)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Laguna, CA                                Showroom                                   3,888                  Leased (17)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
El Monte, CA                       Manufacturing and offices                        29,232                  Leased (18)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Long Beach, CA                     Furniture design center                           2,182                  Leased( 19)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Juarez, MX                        Manufacturing and offices                        259,800                  Leased (20)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
El Monte, CA                      Manufacturing and offices                        211,140                     Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Newport, AK                              Warehouse                                 119,324                     Owned
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Chicago, IL                              Showroom                                    9,485                   Leased (21)
-------------------   --------------------------------------------------   -----------------------   -----------------------
-------------------   --------------------------------------------------   -----------------------   -----------------------
Oxnard, CA                      Manufacturing, warehouse and offices               200,000                   Leased (22)
Ocala, FL                              Contract sales office                         3,000                   Leased (23)
-------------------   --------------------------------------------------   -----------------------   -----------------------

(1) Lease expires September, 2003.

(2) Lease expires March, 2012.

(3) Lease expires February, 2003.

(4) Lease expires June, 2003.

(5) Lease expires December, 2003.

(6) Lease expires March, 2009.

(7) Lease expires March, 2004.

(8) Lease expires March, 2004.

(9) Lease expires February, 2007.

(10) Lease expires December, 2004.

(11) Lease expires December, 2006.

(12) Lease expires December, 2006.

(13) Lease expires April, 2007.

(14) Lease expires October, 2005.

(15) Lease expires December, 2003.

(16) Lease expires September, 2011.

(17) Lease expires October, 2004.

(18) Lease expires September, 2004.

(19) Lease expires January, 2004.

(20) Lease expires March, 2004.

(21) Lease expires August, 2007.

(22) Lease expires December, 2007.

(23) Lease expires August, 2004.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


     Not applicable. None of our securities are registered pursuant to Sections 12 (b) or 12(g) of the Exchange Act and there is no established public trading market for our securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years ended December 31, 2002 are derived from the audited Consolidated Financial Statements of BJI. The following selected consolidated financial data should be read in conjunction with BJI's Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.




                                                                            Years Ended December 31,

(In thousands)                                  2002               2001               2000               1999              1998

Net Sales                                     $ 354,670           $286,154           $188,963          $162,139           $141,360
Cost of Sales                                   262,913            199,568            110,941            96,384             87,232

                                           ---------------     --------------     --------------     -------------     -------------

                  Gross Profit                   91,757             86,586             78,022            65,755             54,128

Selling, general and Admin Expenses              52,898             44,124             30,063            25,674             23,124
Amortization                                      2,789              9,078              6,957             3,321              1,122

                                           ---------------     --------------     --------------     -------------     -------------

                Operating Income                 36,070             33,384             41,002            36,760             29,882

Interest expense                                 33,555             34,358             27,114             8,910                635
                                           ---------------     --------------     --------------     -------------     -------------

Income (loss) from continuing
 operations before provision for
 income taxes, discontinued
 operations and cumulative effect of
 a change in accounting principle                 2,515              (974)             13,888            27,850             29,247

Provision for income taxes                          990              2,990              7,151            11,339             10,947

                                           ---------------     --------------     --------------     -------------     -------------


Income (loss) from continuing
  operations before discontinued
  operations and cumulative
  effect of a change in accounting
  principle                                       1,525             (3,964)             6,737             16,511             18,300

Gain on sale of discontinued
  operation, net of tax                            -                    -                  -                 755              2,031

Cumulative effect of a change in
  accounting principle                          201,247                 -                  -                 -                  -

                                           ---------------     --------------     --------------     -------------     -------------


Net income (loss)                            $(199,722)          $ (3,964)           $ 6,737           $ 17,266           $ 20,331

                                           ===============     ==============     ==============     =============     =============


Other Financial Data                            2002               2001               2000               1999              1998

Depreciation and Amortization                  $9,191             $17,609            $10,561            $4,845            $2,618
Capital expenditures                           $1,440             $5,165             $5,966             $3,265             $942
Ratio of earnings to fixed charges              1.1x               1.0x               1.5x               4.0x              34.1x



(In thousands)

Working capital                               $67,038             $63,972            $26,721           $26,721            $25,924
Total assets                                  $302,093           $544,609           $308,062           $308,062           $84,553
Long-term debt (less current portion)         $273,329           $287,878           $198,258           $198,258           $1,400
Total debt                                    $283,029           $295,078           $201,958           $201,958           $1,447
Stockholder's equity (deficit)               $ (35,626)          $168,365            $81,711           $81,711            $66,226






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").

     Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. ("Former Brown Jordan"), WinsLoew completed a recapitalization transaction wherein; WinsLoew became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.


     All shares of common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. Affiliates of Trivest Partners, L. P. ("Trivest") are majority shareholders of Holdings. Trivest, Holdings and the Company have certain common shareholders, officers and directors. In addition, each warrant or option to purchase shares of WinsLoew's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. 1,000 shares of WinsLoew's common stock were then issued to Holdings.


     Because there was no change in the stock ownership of WinsLoew as a result of the recapitalization, there was no change in the basis of the Company's assets or liabilities.

GENERAL

     BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channel. BJI's furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.

ACQUISITIONS

     Purchase of Wabash. In March of 2000, the Company acquired all of the stock of Wabash Valley Manufacturing, a manufacturer of site amenity furniture sold into the institutional and corporate markets. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment from the sellers and Trivest Furniture (a shareholder of the Company), borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $22.5 million.

     Purchase of Stuart Clark. On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid price-point upholstered furniture for the hospitality industry. The purchase price of approximately $3.1 million was paid in cash and financed with $0.3 million of equity investment from the sellers and borrowings of $2.8 million under the Company's revolving credit facility. The assets and operations of Stuart Clark were merged into our existing seating facility in Liberty, North Carolina. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of approximately $2.8 million.

     Purchase of Charter Furniture. On August 11, 2000 the Company purchased all of the stock of Charter Furniture. Charter provides high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment from the sellers and Trivest Furniture and $15.2 million under the revolving credit facility. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $18.7 million.

     Purchase of The Woodsmiths Company. On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company ("Woodsmiths"). Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 million note payable to the sole shareholder of Woodsmiths. In addition, the stock purchase agreement provided for an additional contingent deferred payment of up to $1,000,000 based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees. The maximum contingent payment amount of $1,000,000 was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. The amount of any such contingent payment would have been made directly to the former sole shareholder and serves as a financial incentive. The acquisition was accounted for under the purchase method of accounting resulted in goodwill of approximately $3.4 million. The operating results of Woodsmiths have been included in the consolidated operating results beginning with the month of March 2001.

     Purchase of Former Brown Jordan. On May 8, 2001 the Company and its parent, Holdings, acquired all of the outstanding stock of Former Brown Jordan at a purchase price of $78.6 million. The Stock Purchase Agreement by and among Holdings, the Company, Former Brown Jordan and the Stockholders of Former Brown Jordan also called for the repayment of outstanding Former Brown Jordan indebtedness at closing, which approximated $44.6 million. The amount of consideration paid by the Company for Former Brown Jordan stock was determined through an arm's length negotiation between representatives of the Company and Former Brown Jordan.

     The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired using management's estimate of the fair value of the assets and liabilities acquired. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of Former Brown Jordan indebtedness at closing was recorded as goodwill in the amount of $78.6 million.


     The Company's balance sheet as of December 31, 2001 has been restated to correct the previously recorded purchase price allocations related to the 2001 acquisitions of Woodsmiths and the Former Brown Jordan. The principal effects of this revision resulted in increases in customer relationships, trademarks and deferred tax liabilities of $23.0 million, $25.3 million and $18.3 million, respectively, and decreases in goodwill and accrued liabilities of $31.5 million and $1.7 million, respectively.


     During 2002 the Company adjusted the purchase price for Former Brown Jordan reducing the principal amount of the Holdings notes payable to the stockholders of the Former Brown Jordan as a result of the settlement of certain indemnity claims under the purchase contract. As a result the Company reduced goodwill recorded in connection with the purchase and reduced additional paid in capital by $2.5 million.

     In order to complete the acquisition, Holdings raised $50.9 million of equity and issued $22 million of subordinated notes to the sellers for Former Brown Jordan stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of Former Brown Jordan, obtained in the exchange for subordinated notes, was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility.

     The operating results of the above acquisitions have been included in the consolidated operating results since the dates of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the years ended December 31, 2002, 2001 and 2000 for each of the Company's market channels (in thousands, except for percentages):



                   2002                                     2001                                     2000
---------------- ---------- -----------    ------------- ----------- -----------    ------------- ----------- -----------
      Net          Gross      Gross            Net         Gross       Gross            Net         Gross       Gross
     Sales        Profit      Margin          Sales        Profit      Margin          Sales        Profit      Margin
---------------- ---------- -----------    ------------- ----------- -----------    ------------- ----------- -----------

Retail Channel
      $243,200     $56,382       23.2%         $160,985     $43,665       27.1%          $74,734     $32,858       44.0%

Contract Channel
      $111,470     $35,375       31.7%         $125,169     $42,921       34.3%         $114,229     $45,164       39.5%

--------------- ----------- -----------    ------------- ----------- -----------    ------------- ----------- -----------
      $354,670     $91,757       25.9%         $286,154     $86,586       30.3%         $188,963     $78,022       41.3%




     See Note 11 to Consolidated Financial Statements for more information concerning the Company's segments.

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales.


                                                           -----------------------------------------------
                                                                   For the Years Ended December 31,



                                                           ----------- ----------------- -----------------

                                                              2002            2001              2000
---------------------------------------------------------- ----------- ----------------- -----------------
Gross profit                                                    25.9%             30.3%             41.3%
---------------------------------------------------------- ----------- ----------------- -----------------
Selling, general and admin expenses                             14.9%             15.4%             15.9%
---------------------------------------------------------- ----------- ----------------- -----------------
Amortization                                                     0.8%              3.2%              3.7%
---------------------------------------------------------- ----------- ----------------- -----------------
Operating Income                                                10.2%             11.7%             21.7%
---------------------------------------------------------- ----------- ----------------- -----------------
Interest expense                                                 9.5%             12.0%             14.3%
---------------------------------------------------------- ----------- ----------------- -----------------
Provision for income taxes                                       0.3%              1.0%              3.8%
---------------------------------------------------------- ----------- ----------------- -----------------
Income (loss)before cumulative effect of a change in             0.4%             -1.4%              3.6%
accounting principle
---------------------------------------------------------- ----------- ----------------- -----------------
Cumulative effect of a change in accounting principle,
net of tax                                                      56.7%             -                   -
---------------------------------------------------------- ----------- ----------------- -----------------
Net income (loss)                                              -56.3%             -1.4%              3.6%
---------------------------------------------------------- ----------- ----------------- -----------------


COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net Sales. BJI's actual consolidated net sales increased $68.5 million in 2002, or 23.9% to $354.7 million compared to $286.2 million in 2001. Net sales in the retail channel of $243.2 million for 2002 increased from 2001 retail channel net sales of $161.0 million as a result of the acquisition of the entity formerly known as Brown Jordan International. Contract channel sales decreased in 2002 compared to 2001 resulting from a slowdown in new construction and refurbishing projects in the commercial and hospitality markets caused by economic recession and the continued impact of the events of September 11, 2001.

     Gross Profit. Actual gross profit increased $5.2 million in 2002 or 6.0% to $91.8 million compared to $86.6 million in 2001. The retail channel experienced lower gross margins in 2002, resulting from the continued impact of a higher percentage of sales to lower margin national accounts, pricing pressure in the Company's specialty business and the Company's initiatives to increase its sales in the middle price points of this market. In addition to specialty stores, the retail channel also targets the lower margin, national accounts market. The contract channel gross margin decreased as a result of lower volumes and the pricing pressure experienced by the Company during 2002 as a result of the continued impact from the events of Sept 11, 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.8 million or 20.0% from $44.1 million in 2001 to $52.9 million in 2002 primarily resulting from the full year impact of the 2001 acquisitions.

     Amortization. Amortization expense decreased $6.3 million from $9.1 million in 2001 to $2.8 million in 2002. The decrease is related to a change in accounting as a result of the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142. Under the provisions of this statement goodwill is no longer amortized but is reviewed for impairment each year. See Impact of recently Issued Accounting standards below regarding the implementation of this standard.

     Operating Income. As a result of the above, actual operating income increased 8.0% from $33.4 million in 2001 (11.7% of net sales) to $36.1 million (10.2% of net sales) in 2002.

     Interest Expense. Interest expense decreased $.8 million in 2002 to $33.6 million from $34.4 million in 2001 as a result of the reclassification, in accordance with SFAS No. 145, of approximately $2.6 million in debt issuance costs written off in 2001 as a result of the refinancing in connection with the acquisitions in 2001. Excluding these costs interest expense increased as a result of the higher interest rates and the fact that the debt was outstanding for a full year.


     Provision for Income Taxes. The effective tax rate in 2002 (39.4%) and 2001 (307.0%) is greater than the federal statutory rate due to the effect of state income taxes in 2001 and the impact of non-deductible goodwill amortization.


     Cumulative effect of change in accounting principle. As of January 1, 2002 the Company implemented the provisions of SFAS No. 142. The Company recorded a cumulative effect of change in accounting principle to reflect the impairment of goodwill of $201.2 million, net of tax. This adjustment was recorded effective January 1, 2002.


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Sales. BJI's consolidated net sales increased $97.2 million in 2001, or 51.4% to $286.2 million compared to $189.0 million in 2000. Retail net sales increased to $161.0 in 2001 or 115.5% from $74.7 million in 2000 as a result of the May 2001 acquisition of Former Brown Jordan. The contract channel net sales were $125.2 million in 2001 compared to $114.2 million in 2000 primarily as a result of the acquisition of Wabash in late March 2000 and Woodsmiths in mid March 2001.

     Gross Profit. Gross profit increased $8.6 million in 2001 or 11.0% to $86.6 million compared to $78.0 million in 2000. The retail channel experienced lower gross margins in 2001, resulting from a combination of low-margin volume sales and the addition of significant sales to the national account customers in the retail channel. In additional to specialty stores this channel also targets the lower margin, national accounts market. The contract channel gross margin decreased as a result of lower volumes and the inclusion of Charter for all of 2001.

     Selling,  General  and  Administrative   Expenses.   Selling,  general  and
administrative expenses increased $14.0 million or 46.8% from $30.1 million in 2000 to $44.1 million in 2001 primarily resulting from acquisitions.

     Amortization. Amortization expense increased $2.1 million or 30.5% from $7.0 million in 2000 to $9.1 million in 2001. The increase is related to a full year of goodwill amortization from acquisitions in 2000 as well as additional goodwill amortization related to acquisitions in 2001.

     Operating Income. As a result of the above, operating income decreased 18.6% from $41.0 million in 2000 (21.7% of net sales) to $33.4 million (11.7% of net sales) in 2001.

     Interest Expense. Interest expense increased $7.3 million in 2001 to $34.4 million from $27.1 million in 2000 as a result of additional debt service associated with acquisitions. Further, the Company has increased its debt by $53.0 million from December 31, 2000 primarily as a result of acquisitions.

     Provision for Income Taxes. The effective tax rate in 2001 and 2000 is greater than the federal statutory rate due to the effect of state income taxes and non-deductible goodwill amortization. The increase in the effective tax rate in 2001 compared to 2000 is primarily due to the non-deductible goodwill related to the Former Brown Jordan acquisition.

SEASONALITY AND QUARTERLY INFORMATION


     Sales of retail specialty products are typically higher in the second quarter of each year as a result of high retail demand for casual furniture preceding the summer months. Sales of retail specialty products are also higher in the fourth quarter as a result of the Company's merchandising programs with its dealers. Sales of casual products to national account are typically higher in the fourth and first quarters as the national accounts warehouse product in preparation for the spring season. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products.

     The following table presents the Company's unaudited quarterly data for 2002 and 2001. Such operating results are not necessarily indicative of results for future periods. BJI believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with BJI's consolidated financial statements included elsewhere herein. The results of operations for any quarter are not necessarily indicative of results for a full year. In accordance with the provisions of SFAS No. 142, the Company's first quarter 2002 results or operations have been restated to reflect the SFAS No. 142 transition adjustment. In addition, the Company's quarterly operating results have been restated to reflect the impact of certain year end business acquisition adjustments, in the appropriate quarter and to record amortization of customer relationships in each quarter. The chart below shows the original and restated quarterly amounts as a result of those adjustments:



                (In thousands)

                2002 Quarters                                  First                            Second
                                                   ------------------------------    ------------------------------

                                                     As reported     As Restated       As reported     As Restated
Net Sales                                               $124,919        $124,919           $74,354         $74,354
Gross Profit                                              27,725          27,025            25,885          25,885
Operating Income                                          14,108          12,915            11,911          11,284
Interest Expense                                           8,172           8,172             8,356           8,356
Income (loss) before provision for income
taxes and cumulative effect of change in
accounting principle
                                                           5,936           4,743             3,555           2,928
Provision for income taxes                                 2,722           1,867               891           1,152
Cumulative effect of change in accounting
principle, net of tax
                                                               -         201,247                 -               -
Net Income (loss)                                        $ 3,214      $(198,371)           $ 2,664         $ 1,776






                (In thousands)

                2002 Quarters                                     Third                    Fourth
                                                      ------------------------------    --------------

                                                        As reported     As Restated       As reported
Net Sales                                                   $52,461         $52,461         $ 102,936
Gross Profit                                                 17,926          17,926            20,921
Operating Income                                              4,929           3,778             8,093
Interest Expense                                              7,876           7,876             9,151
Income (loss) before provision for income
taxes and cumulative effect of change in
accounting principle
                                                            (2,947)         (4,098)           (1,058)
Provision for income taxes                                    (734)         (1,613)             (416)
Cumulative effect of change in accounting
principle, net of tax
                                                                  -               -                 -
Net Income (loss)                                          $(2,213)        $(2,485)           $ (642)




                (In thousands)

                2001 Quarters                          First              Second             Third              Fourth
                                                   --------------    ---------------    ---------------     --------------


Net Sales                                                $39,718             $79,253            $57,115           $110,068
Gross Profit                                              15,001              28,048             17,558             25,979
Operating Income                                           5,982              13,511              2,750             11,141
Interest Expense                                           7,267              11,277              7,073              8,741
(Loss)Income From Continuing
  Operations                                             (1,285)               2,234            (4,323)              2,400
Net (Loss)Income                                           (574)               (296)            (3,838)                744



LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with cash flow generated from operations and revolving line of credit borrowings. At December 31, 2002, the Company had $67.0 million of working capital and $21.9 million of unused and available funds under its revolving credit facility.

     Cash Flows from Operating Activities. During 2002, net cash provided by operations was $7.0 million, compared to $17.3 million in 2001. The primary reason for the decrease is due to the Company's reduction of trade payables which was somewhat offset by higher receivables balances due to the impact of the acquisitions in 2001.

     Cash Flows from Investing Activities. During 2002 we spent $1.4 million on capital expenditures and sold several assets resulting in $9.8 million generated by investing activities. This is compared to 2001, which included $5.2 million spent on capital expenditures and $73.7 million spent on acquisitions. Net cash generated by investing activities was $8.3 million in 2002 compared to a use of cash of $78.9 million for 2001.

     Cash Flows from Financing Activities. Net cash used in financing activities during 2002 was $12.5 million compared to net cash provided by financing activities of $66.1 million in 2001. During 2002 the Company sold several assets using the proceeds to reduce its outstanding senior term loan. Financing activities during 2001 focused on the Company's acquisition of Former Brown Jordan and simultaneous restructuring of the Company's Senior Credit Facility. Specifically, proceeds for the acquisition and Senior Credit Facility payoff were $201.8 million under the Company's new Senior Credit facility and $50.9 million of equity investment. Of these amounts, $147.3 million was used to payoff the existing Senior Credit Facility and $105.4 million was used for the acquisition, including payoff of funded indebtedness. This is compared to 2000 when cash was primarily provided by proceeds from borrowings under our revolving credit facility and to a lesser extent, our acquisition line of credit. In addition, proceeds were provided by the issuance of the company's common stock pursuant to acquisitions.

     During 2002, our senior credit facility consisted of a $165.0 million term loan of which $161.3 million was outstanding on January 1, 2002. During 2002, principal payments totaling $16.8 million were made against the term loan leaving an outstanding balance on the loan of $144.4 million as of December 31, 2002. During 2002 our senior credit also included, a $60.0 million revolving credit facility, of which $32.7 million was borrowed and $5.5 million was allocated to existing letters of credit outstanding at December 31, 2002. As of December 31, 2002, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $21.9 million.

     The senior credit facility also requires the Company to enter into an interest rate swap agreement to fix the interest rate on at least $80 million principal amount of variable rate debt. (See Note 5 to the Consolidated Financial Statements).

     We have significant amounts of debt requiring interest and principal repayments. The senior subordinated notes (See Note 4 to the Consolidated Financial Statements) require semi-annual interest payments, will mature in August 2007. Borrowings under the senior credit facility also require quarterly interest payments.


     In connection with acquisition of the Former Brown Jordan, Holdings issued $22 million in notes to Former Brown Jordan stockholders. Holdings does not generate cash internally and is therefore dependent upon the Company's cash flows to service its debt. Cash interest payments by Holdings would be funded from the Company's existing working capital or revolving credit line. However, the Company currently does not pay dividends to its shareholder and is prohibited under the Senior Credit Facility from doing so and has no obligation to fund interest payments on the notes; therefore, all interest payments by Holdings were paid in kind ("pik") through the issuance of additional notes in equal value to the interest payable. It is Holdings' intention to continue to issue additional pik notes to the note holders in lieu of quarterly cash payments for interest earned. (See Note 4 to the Audited Consolidated Financial Statements).


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

Our anticipated capital needs through 2003 will consist primarily of the following:

         interest payments due on the notes and interest and principal due under our senior credit facility,

         increases in working capital driven by the growth of our business, and the financing of capital expenditures.

     Aggregate capital expenditures are budgeted at approximately $2.0 million in 2003. To the extent available, funds will be used to reduce outstanding borrowings under our senior credit facility.


     As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Covenants and the Interest Coverage
Covenant as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financials statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million.

     In addition, the Company failed to make a $6.7 million scheduled subordinated note interest payment in February 2003. The Company subsequently made the required interest payment within the cure period specified in the Notes.

     Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty.


The following tables set forth the Company's contractual obligations and commitments.



--------------------------- ------------- ------------- -------------- ------------- -------------

      (In Thousands)                               Payments Due By Period
--------------------------- ----------------------------------------------------------------------

Contractual                                  1 year          2-3           4-5         After 5
Obligations                    Total        or less         years         years         years
--------------------------- ------------- ------------- -------------- ------------- -------------
Long-Term Debt                                                112,500
                                 249,435         9,375                      127,560             -
--------------------------- ------------- ------------- -------------- ------------- -------------

IDB Debt                           3,250           325            650           650         1,625
--------------------------- ------------- ------------- -------------- ------------- -------------
Operating Leases
                                  23,438         5,083          7,315         6,004         5,036
--------------------------- ------------- ------------- -------------- ------------- -------------



--------------------------- -------------- ------------- ------------- ------------- -------------

      (In Thousands)                       Commitment Expiration Per Period
--------------------------- -------------- ----------------------------------------- -------------
                            Total
Contractual                 Amounts           1 year         2-3           4-5         After 5
Obligations                   Committed      or less        years         years         years
--------------------------- -------------- ------------- ------------- ------------- -------------
Standby Letters of

Credit                      5,488          5,488         -             -             -
--------------------------- -------------- ------------- ------------- ------------- -------------


RELATED PARTY TRANSACTIONS

     In October 1994, the Company entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. As a result of acquisitions during 2000, the annual base compensation was increased to $400,000. In 2001, as a result of acquisitions, the annual base compensation was increased to $750,000. For the year ended December 31, 2002, 2001 and 2000, the amount expensed was $764,000, $651,000 and $393,000, respectively. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the acquisition of Former Brown Jordan. During 2000, the Company paid Trivest $631,000 in connection with the Wabash acquisition and $478,000 in connection with the Charter acquisition. Trivest and its affiliates made additional equity investments into Holdings of approximately $48.0 million in 2001, in support of the Former Brown Jordan acquisition. In addition, Trivest and its affiliates contributed approximately $6.1 million in support of acquisitions in 2000. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee of $750,000 but is restricted to paying only $350,000 during the period of the Second Amendment.


     As a result of the Former Brown Jordan acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company had a long-term supply agreement with Lexman providing for the Company to purchase a minimum of $10,000,000 of furniture per year. In calendar 2002 the Company purchased approximately $92,000,000 from Leisure Garden. The agreement with Leisure Garden expired in 2001. In addition, the Company reported dividend income from Leisure Garden, in 2002 of $1,000,000 and of $700,000 in 2001. In December 2002 the Company
divested its interest in Lexman for $4.3 million in cash and the return of the shares owned by the principals of Lexman and Leisure Garden in Holdings. The Company did not realize any gain or loss from the sale of this asset, but did record a reduction of additional paid in capital of $195,000 as a result of the return of the shares of Holdings.


FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION


     BJI purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Consequently, the Company elected to hedge a portion of its exposure to purchases made in 2002 by entering into foreign currency forward contracts, with a value of $1.5 million, none of which were outstanding and unsettled at December 31, 2002. Further, the Company entered into Mexican Peso forward contracts during 2002, with a value of $4.2 million, none of which were outstanding at December 31, 2002. The Company did not incur significant gains or losses during 2002 as a result of these foreign currency transactions. The Company's hedging activities relate solely to its component purchases in Italy and operations funding in Mexico. The Company does not speculate in foreign currency.


     Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

General

     Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warranty Reserve

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

Inventory

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Goodwill

     Under  the  purchase  method  of  accounting  for  acquisitions,   goodwill
represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001 was amortized on a straight-line basis over its estimated useful life which was 40 years. Effective with the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, good will is no longer subject to amortization. Instead, goodwill is subject to an annual assessment for impairment in value by applying a fair-value based test.

     Prior to 2002, the Company measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeded the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill was written off.


     Impairment loss for goodwill arising from the initial adoption of SFAS No. 142 is to be reported as resulting from a change in accounting principle. During the fourth quarter the Company completed its Step 2 assessment of goodwill and has recorded an SFAS No. 142 transition impairment of $201.2 million, net of tax. The impairment has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.


Trademarks

     Trademarks represent the estimated fair value of trade name related intangible assets acquired in connection with certain business acquisitions. Trademarks are indefinite lived intangible assets and therefore are not being amortized. Such assets are tested annually for impairment.

Customer relationships

     Customer  relationships  represent  the  estimated  fair value of  customer related intangible assets acquired in connection with certain business acquisitions. Customer relationships are being amortized over their estimated useful life of 10 years. Accumulated amortization as of December 31, 2002 and amortization expense for the year then ended is $4.1 million and $2.5 million, respectively.

Derivatives


     The Company utilizes an interest rate swap to hedge the variability of cash flow to be paid related to a portion of its variable-rate debt. The effectiveness of the interest rate swap hedge relationship is assessed by utilizing the "variable cash flows method". Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness is recorded in interest expense.



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June  2001,  FASB  issued  SFAS 143,  "Accounting  for Asset  Retirement
Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003. The Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

     On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under APB No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The Company early adopted the provisions and reclassified previously recorded loss from extinguishment of debt from extraordinary loss to interest expense for the year ended December 31, 2001.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. The Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in Statement 148.


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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK


     The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Foreign Exchange Fluctuations and Effects of Inflation" and in Note 1 of the Company's Consolidated Financial Statements.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          Page

Report of Independent Certified Public Accountants                  38

Consolidated Balance Sheets as of
  December 31, 2002 and 2001                                        39

Consolidated Statements of Operations for the
Years ended December 31, 2002, 2001 and 2000                        40


Consolidated Statements of Stockholder's Equity (Deficit)
for the Years ended December 31, 2000, 2001 and 2002                41


Consolidated Statements of Cash Flows for the
Years ended December 31, 2002, 2001 and 2000                        42


Notes to Consolidated Financial Statements                          45

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Brown Jordan International, Inc.


     We have audited the accompanying consolidated balance sheets of Brown Jordan International, Inc. and subsidiaries (the "Company", formerly known as WinsLoew Furniture, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Jordan International, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

                                                        /s/ ERNST & YOUNG LLP


Fort Lauderdale, Florida
March 19, 2003



BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)


                                                                                 December 31,

                                                                                      --
                                                                      ---------------    ----------------
                                                                                2002                2001
                                                                      ---------------    ----------------
                                                                                           (Restated)
Assets
Cash and cash equivalents                                              $   7,927          $   5,107
Accounts receivable, less allowance for doubtful accounts of $2,265 and $3,339 at December 31, 2002 and 2001, respectively
                                                                          76,379             86,534
Refundable income taxes                                                    4,012                -
Inventories                                                               28,238             28,111
Prepaid expenses and other current assets                                 10,856             12,113
                                                                      ---------------    ----------------
Total current assets                                                     127,412            131,865

Property, plant and equipment, net                                        28,682             37,258
Customer relationships, net                                               20,504             22,964
Trademarks                                                                25,335             25,335
Goodwill, net                                                             91,253            311,568
Other assets, net                                                          8,907             15,619
                                                                      ---------------    ----------------
Total assets                                                           $ 302,093          $ 544,609
                                                                      ===============    ================

Liabilities and Stockholder's Equity (Deficit)
Current portion of long-term debt                                      $   9,700          $   7,200
Accounts payable                                                          18,153             35,300
Accrued interest                                                           4,917              5,214
Other accrued liabilities                                                 27,604             20,179
                                                                      ---------------    ----------------
Total current liabilities                                                 60,374             67,893

Long-term debt, net of current portion                                   273,329            287,878
Deferred income taxes                                                      4,016             20,473
                                                                      ---------------    ----------------
Total liabilities                                                        337,719            376,244
                                                                      ---------------    ----------------

Commitments and Contingencies

Stockholder's equity (deficit):
Common stock --  par value $.01 per share,
     1,000 shares authorized at December 31,
     2002 and 2001 with 1,000 shares
     issued and outstanding at December 31,
     2002 and 2001                                                          --                  --
Additional paid-in capital                                               162,041            164,735
Retained earnings (deficit)                                             (194,638)             5,084
Accumulated other comprehensive loss                                      (3,029)            (1,454)
                                                                      ---------------    ----------------
Total stockholder's equity (deficit)                                     (35,626)           168,365
                                                                      --------------- -- ----------------
Total liabilities and stockholder's equity (deficit)                   $ 302,093          $ 544,609
                                                                      ===============    ================

See accompanying notes.



BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Year Ended December 31,
                                                -------------------------------------------------------------------

(In thousands)                                        2002                    2001                  2000

Net sales                                               $ 354,670               $ 286,154             $188,963
Cost of sales                                             262,913                 199,568              110,941
                                                ------------------     -------------------     ----------------
                 Gross profit                              91,757                  86,586               78,022

Selling, general and
  administrative expense                                   52,898                  44,124               30,063
Amortization                                                2,789                   9,078                6,957
                                                ------------------     -------------------     ----------------
               Operating income                            36,070                  33,384               41,002
                                                ------------------     -------------------     ----------------

Interest expense                                           33,555                  34,358               27,114
                                                ------------------     -------------------     ----------------

Income (loss) before provision    for income
taxes and cumulative effect of change in
accounting principle


                                                            2,515                   (974)               13,888

Provision for income taxes
                                                              990                   2,990                7,151
                                                ------------------ --- ------------------- --- ----------------

Income (loss) before cumulative effect of change in accounting principle

                                                            1,525                 (3,964)                6,737

Cumulative effect of change in accounting principle, net of tax

                                                          201,247                       -                    -
                                                ------------------     -------------------     ----------------


              Net income (loss)                        $(199,722)                $(3,964)               $6,737

                                                ==================     ===================     ================


                                             See accompanying notes.


                                                 BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                    Accumulated
                                              Common  Shares       Additional         Other              Retained
                                                                     Paid in       Comprehensive          Earnings
                                           Shares        Amount      Capital            Loss             (Deficit)        Total
                                       ------------ --------- --------------- ----------------- --------------------- -------------

                                       ------------ --------- --------------- ----------------- --------------------- -------------
Balance  December 31, 1999                 780,000       $ 8        $ 79,392                                $  2,311      $ 81,711

Repurchase and cancellation
  of stock                                (13,225)         -         (1,322)                                       -       (1,322)
Proceeds of stock issued                    48,171         -           6,150                                       -         6,150
Stock issued in
  consideration for
  business combinations                     35,404         1           4,599                                       -         4,600
Net income                                       -         -               -                                   6,737         6,737
                                       ------------ --------- --------------- ----------------- --------------------- -------------
Balance  December 31, 2000                 850,350         9          88,819                                   9,048        97,876

Proceeds of stock issued                       147         -              20                                       -            20
Former Brown Jordan acquisition and
merger into Holdings
                                         (849,497)       (9)          75,896                                       -        75,887
Net loss                                         -         -               -                                 (3,964)       (3,964)
Other comprehensive loss                         -         -               -          $(1,454)                     -       (1,454)
                                       ------------ --------- --------------- ----------------- --------------------- -------------
Comprehensive loss                               -         -               -           (1,454)               (3,964)       (5,418)
                                       ------------ --------- --------------- ----------------- --------------------- -------------
Balance  December 31, 2001                   1,000         -         164,735           (1,454)                 5,084       168,365

Retirement of Parent stock                       -         -           (194)                                       -         (194)

Former Brown Jordan acquisition
adjustment                                                           (2,500)                                       -       (2,500)
Net loss                                         -         -               -                               (199,722)     (199,722)
Other comprehensive loss                         -         -               -           (1,575)                     -       (1,575)
                                       ------------ --------- --------------- ----------------- --------------------- -------------
Comprehensive loss                               -         -               -           (1,575)             (199,722)     (201,297)
                                       ------------ --------- --------------- ----------------- --------------------- -------------
Balance  December 31, 2002                   1,000       $ -        $162,041          $(3,029)           $ (194,638)    $ (35,626)
                                       ============ ========= =============== ================= ===================== =============

See accompanying notes.





BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year ended             Year ended           Year ended
                                                               December 31,           December 31,         December 31,
                                                                   2002                   2001                 2000
Cash flows from operating activities:
Net income (loss)                                              $(199,722)             $ (3,964)             $ 6,737
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
Cumulative effect of change in accounting principle, net
of tax
                                                                  201,247                     -                   -
Depreciation and amortization                                       9,191                17,609              10,561
Provision for (reduction of) allowance
  for doubtful accounts                                                64                 (403)                 672
Provision for excess
  and obsolete inventory                                            2,245                 1,427                   -
Going private transaction expenses                                      -                     -               (120)
Loss on sale of assets                                                733                     -                 107
Changes in operating assets and
 liabilities, net of effects from
 acquisitions and dispositions:
Accounts receivable                                                10,091              (16,045)             (4,904)
Inventories                                                       (2,372)                 3,416                  83
Prepaid expenses and other
  current assets                                                    1,257               (1,018)                 488
Refundable income taxes                                           (4,012)                     -               6,908
Other assets                                                        (336)                 (261)                (33)
Accounts payable                                                 (17,147)                20,311             (1,101)
Accrued interest                                                    (297)               (1,551)               1,205
Other accrued liabilities                                           4,801               (3,317)             (7,237)
Deferred income taxes                                               1,292                 1,121                 750
 Net cash provided by
                                                           --------------- --------------------- -------------------
 operating activities                                               7,035                17,325              14,116

Cash flows from investing activities:

Capital expenditures                                              (1,440)               (5,165)             (5,966)
Cash proceeds from sale of property, plant and
equipment, net                                                      5,468                     -                 110
Acquisitions of businesses, net of cash acquired                        -              (73,725)            (52,631)
Cash received on sale of investment                                 4,300                     -                   -
Net cash provided by (used in)

                                                           --------------- --------------------- -------------------
  investing activities                                              8,328              (78,890)            (58,487)

Cash flows from financing activities:
Net borrowings (payments) under
  revolving credit agreements                                       4,597              (28,385)             (7,011)
Proceeds from long-term debt                                            -               203,849              50,431
Payments on long-term debt                                       (17,140)               (5,000)             (3,700)
Proceeds from issuance of
  common stock, net                                                     -                    20                   -
Proceeds from issuance of
  common stock for acquisitions                                         -                     -               6,150
Contributed capital in connection
  with acquisition                                                      -                50,928                   -
Repurchase and cancellation
   of stock                                                             -                     -             (1,323)
Deferred financing costs                                                -               (8,005)               (284)
Payoff of existing credit
  facility                                                              -             (147,337)                   -
Net cash provided by (used in)
                                                           --------------- --------------------- -------------------
  financing activities                                           (12,543)                66,070              44,263

Net increase (decrease) in
  cash and cash equivalents                                         2,820                 4,505               (108)
Cash and cash equivalents
  at beginning of year                                              5,107                   602                 710

Cash and cash equivalents at
                                                           --------------- --------------------- -------------------
  end of year                                                     $ 7,927               $ 5,107              $  602
                                                           =============== ===================== ===================





                                                                     Years Ended December 31,
                                                              2002             2001              2000

Supplemental disclosures:
Interest paid                                               $ 29,279         $ 31,083           $24,436
Income taxes paid                                             $1,677           $2,225           $ 5,503

Supplemental schedule of
non-cash transactions:
Stock acquired through
  parent capital
  contribution                                                     -         $ 22,000                 -
Stock acquired through
  issuance of Company                                              -          $ 2,959           $ 4,600
  options and stock
Reduction of additional paid in capital as a
result of settlement of contracts claims                      $2,500                -                 -
Reduction of addiitonal paid in capital due to
sale of investment                                             $ 195                -                 -



Investing activities included the acquisition of:
The Woodsmiths Company and Brown Jordan International in 2001 and Wabash Valley Manufacturing, Stuart Clark and Charter Furniture in 2000.



                                                        2001              2000
Fair value of assets
 acquired                                            $147,718           $67,272
Cash on-hand                                            (960)           (1,507)
Liabilities assumed                                  (48,074)           (8,534)
Less Value of stock consideration                    (24,959)           (4,600)
Cash paid for acquisitions, net
                                              ---------------- -----------------
of cash acquired                                     $ 73,725           $52,631
                                              ================ =================

                             See accompanying notes.

BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002


1.       NAME CHANGE, BUSINESS AND ORGANIZATION

         NAME CHANGE

     On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").

         BUSINESS

     BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channel. BJI's furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron and cast aluminum. These products are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.

         ORGANIZATION

     Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. ("the Former Brown Jordan"), WinsLoew completed a recapitalization transaction wherein; WinsLoew became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.


     All shares of common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. Affiliates of Trivest Partners, L. P. ("Trivest") are majority shareholders of Holdings. Trivest, Holdings and the Company have certain common shareholders, officers and directors. In addition, each warrant or option to purchase shares of WinsLoew's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. 1,000 shares of WinsLoew's common stock were then issued to WLFI Holdings, Inc.


     Because there was no change in the stock ownership of WinsLoew as a result of the recapitalization, there was no change in the basis of the Company's assets or liabilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION AND RESTATEMENT


     The consolidated financial statements include the accounts of BJI and its subsidiaries. All material intercompany balances and transactions have been eliminated.

     As discussed in Note 3, the December 31, 2001 balance sheet has been restated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, warranty reserves, excess and obsolete inventory reserves, the accruals related to the Company's insurance programs, the allocation of purchase price of acquired businesses and the valuation of intangible assets related to the acquired businesses.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: building and improvements, 8 to 40 years; manufacturing equipment, 2 to 11 years; office furniture and equipment, 3 to 7 years; and vehicles, 3 to 5 years. Normal repairs and maintenance are expensed as incurred.

LONG LIVED ASSETS

     The carrying value and estimated lives of long-lived assets are reviewed if the facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision. If this review indicates that the carrying value of long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the long-lived asset over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds the fair value. Management has reviewed the carrying value of the Company's long-lived assets to be held and used in the Company's operations (other than goodwill) and has determined there has been no impairment of the carrying value for any of the periods presented.

GOODWILL

     Under  the  purchase  method  of  accounting  for  acquisitions,   goodwill
represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001 was amortized on a straight-line basis over its estimated useful life which was 40 years. Effective with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill is no longer subject to amortization. Instead, goodwill is subject to an annual assessment for impairment in value by applying a fair-value based test.

     Prior to 2002, the Company measured impairment of goodwill using the undiscounted cash flow method whenever events and circumstances warranted revised estimates of useful lives or recognition of an impairment of goodwill. The undiscounted cash flow method compares the net book value being tested to the estimated aggregate undiscounted cash flows. If the net book value exceeded the estimated aggregate undiscounted cash flows, the excess carrying amount of goodwill was written off.

     Any impairment loss for goodwill arising from the initial adoption of SFAS No. 142 is reported as change in accounting principle. During the fourth quarter, the Company completed its Step 2 assessment of goodwill and recorded a transition impairment adjustment of $201.2 million, net of tax. The impairment has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

     The following table shows the impact of the adoption of SFAS No. 142 as if the provisions of this pronouncement had been retroactively applied to prior years, as follows:


                                                   Years ended December 31,
                                           -------------------------------------
                                                  2001                   2000
      Net income (loss) as reported         $  (3,964)              $  6,737

      Goodwill amortization, net of tax         7,812                  6,199
                                           ----------------        -------------

      Pro forma net income                  $   3,848               $ 12,936
                                           ================        =============



TRADEMARKS

     Trademarks represent the estimated fair value of trade name related intangible assets acquired in connection with certain business acquisitions. Trademarks have indefinite lives and, therefore, are not amortized. Such assets are tested at least annually for impairment.

CUSTOMER RELATIONSHIPS

     Customer  relationships  represent  the  estimated  fair value of  customer related intangible assets acquired in connection with certain business acquisitions. Customer relationships are amortized over their estimated useful life of 10 years. Accumulated amortization as of December 31, 2002 and amortization expense for the year then ended amounted to $4.1 million and $2.5 million, respectively.

OTHER ASSETS

     Loan acquisition costs and related legal fees, included in other assets, are deferred and amortized over the respective terms of the related debt. The amount of deferred loan acquisition costs at December 31, 2002 and 2001 was $7.5 million and $9.5 million, net of accumulated amortization of $4.3 million and $2.1 million, respectively. Amortization of loan acquisition costs was $2.1 million, $3.4 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.


ADVERTISING AND CATALOG COSTS


     The Company expenses the cost of advertising as incurred, except for catalog costs. The costs of producing and distributing sales catalogs are capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $8.3 million in 2002, $6.6 million in 2001 and $4.2 million in 2000 and is included in "Selling, general and administrative expenses". Capitalized catalog expenses are included in prepaid expenses and other current assets are $2.0 million in 2002 and $1.9 million in 2001.

INCOME TAXES


     The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to more likely than not be realizable in future periods. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.



REVENUE RECOGNITION

     Sales are recorded at time of shipment from the Company's facilities or suppliers to customers, at which point title and risk of loss have passed.


STOCK OPTIONS

     As permitted by Statement of Financial  Accounting  Standards  No.123 (SFAS
123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" and its interpretations in accounting for its stock options and other stock-based employee compensation awards. Under provisions of APB No.25, no compensation expense has been recognized for stock option grants as the exercise prices are at or greater than the fair value of shares at the date of the grant. Pro forma information regarding net income as calculated under the fair value provisions of SFAS 123 is as follows:



                                                                          Year ended December 31,
                                                                 ------------------------------------------
                                                                       2002                   2001
                                                                 ------------------    --------------------


          Net income (loss) as reported                              $(199,722)                   $(3,964)
          Pro forma stock based compensation expense, net
          of tax                                                          147                           84

                                                                 ------------------    --------------------

          Pro forma net income (loss)                                $(199,869)                   $(4,048)

                                                                 ==================    ====================



          Expected dividend yield                                       zero                     zero
          Expected stock price volatility                                25%                       25%
          Risk-free interest rate                                      5.00%                     4.68%
          Expected life of options in years                              10                        10






DERIVATIVES

     The Company utilizes an interest rate swap to hedge the variability of cash flow to be paid related to a portion of its variable-rate debt. The effectiveness of the interest rate swap hedge relationship is assessed by utilizing the "variable cash flows method". Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness is recorded in interest expense.

     SFAS No. 130,"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income, which is defined as the change in equity of a business enterprise during a period from nonowner sources. Components of comprehensive income are shown in the accompanying statement of changes in shareholder's equity. Comprehensive income is equal to net income for the year ended December 31, 2000.

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

     At December 31, 2002 and 2001 the Company had no forward contracts outstanding. There were no gains or losses included in cost of sales for the years ended December 31, 2002, 2001 and 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

     In June  2001,  FASB  issued  SFAS 143,  "Accounting  for Asset  Retirement
Obligations." SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003. The Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

     On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group, principally consisting of property, plant and equipment, to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, requires revision of the depreciable life of a long-lived asset to be abandoned and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under APB No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The Company early adopted the provisions and reclassified previously recorded loss from extinguishment of debt from extraordinary loss to interest expense for the year ended December 31, 2001.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. The Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

     On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("Statement 148"). Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123"), to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in Statement 148.


3.  ACQUISITIONS AND DISPOSITION

     In March of 2000, the Company acquired all of the stock of Wabash Valley Manufacturing, a manufacturer of site amenity furniture sold into the institutional and corporate markets. The purchase price of approximately $35.5 million was paid in cash and financed with $7.1 million of equity investment from the sellers and Trivest Furniture (a shareholder of the Company), borrowings of $20.0 million under the acquisition loan and $8.4 million under the revolving credit facility. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $22.5 million.

     On June 16, 2000 the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid price-point upholstered furniture for the hospitality industry. The purchase price of approximately $3.1 million was paid in cash and financed with $0.3 million of equity investment from the sellers and borrowings of $2.8 million under the Company's revolving credit facility. The assets and operations of Stuart Clark were merged into our existing seating facility in Liberty, North Carolina. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of approximately $2.8 million.

     On August 11, 2000 the Company purchased all of the stock of Charter Furniture. Charter provides high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies. The purchase price of approximately $18.5 million was paid in cash and financed with $3.3 million of equity investment from the sellers and Trivest Furniture and $15.2 million under the revolving credit facility. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $18.7 million.

     On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 note payable to the sole shareholder of Woodsmiths.

     In addition, the stock purchase agreement provided for an additional contingent deferred payment of up to $1.0 million based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees. The maximum contingent payment amount of $1.0 million was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. The amount of any such contingent payment will be made directly to the former sole shareholder and serves as a financial incentive. The acquisition was accounted for under the purchase method of accounting resulted in goodwill of approximately $3.4 million.

     On May 8, 2001 the Company and Holdings acquired all of the outstanding stock of Former Brown Jordan at a purchase price of $78.6 million. The Stock Purchase Agreement by and among Holdings, the Company, Former Brown Jordan and the Stockholders of Former Brown Jordan also called for the repayment of outstanding Former Brown Jordan indebtedness at closing, which approximated $44.6 million. The amount of consideration paid by the Company for Former Brown Jordan stock was determined through an arm's length negotiation between representatives of the Company and Former Brown Jordan.

     The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired using management's estimate of the fair value of the assets and liabilities acquired. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of Former Brown Jordan indebtedness at closing was recorded as goodwill in the amount of $78.6 million.


     The Company's balance sheet as of December 31, 2001 has been restated to correct the previously recorded purchase price allocations related to the 2001 acquisitions of Woodsmiths and Former Brown Jordan. The principal effects of this revision resulted in increases in customer relationships, trademarks and deferred tax liabilities of $23.0 million, $25.3 million and $18.3 million, respectively, and decreases in goodwill and accrued liabilities of $31.5 million and $1.7 million, respectively.


     In order to complete the acquisition, Holdings raised $50.9 million of equity and issued $22 million of subordinated notes to the sellers for Former Brown Jordan stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of Former Brown Jordan, obtained in the exchange for subordinated notes, was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing Senior Credit Facility. The new Senior Credit Facility consists of a $165 million Term Loan and a $60 million revolving credit facility. During 2002 the Company adjusted the purchase price for Former Brown Jordan reducing the principal amount of the Holdings notes payable to the stockholders of the Former Brown Jordan as a result of the settlement of certain indemnity claims under the purchase contract. As a result the Company reduced goodwill recorded in connection with the purchase and reduced additional paid in capital by $2.5 million.

     The operating results of the above acquisitions have been included in the consolidated operating results since the dates of acquisition.

     The following unaudited pro forma information has been prepared assuming the acquisitions of Wabash, Stuart Clark, Charter, Woodsmiths and Former Brown Jordan occurred on January 1, 2000. Pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


(In thousands)
                                     For the Years Ended December 31,
                                           2001          2000

Net sales                                $356,887      $392,525
Net income (loss)                        (3,332)        8,680



4.       LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2002 and 2001:

(In thousands)                         2002             2001
                                      -----             ----

Revolving line of credit            $ 32,647        $ 28,050
Term Loan                            144,435         161,250
Senior Subordinated Notes            102,697         102,203
IDB Bonds                              3,250           3,575
                                     -------         -------
                                     283,029         295,078
Less current portion                 (9,700)        (7,200)
                                     -------        --------
                                    $273,329        $287,878
                                    ========        ========

     During 2001, the Company restructured its senior credit facility. Certain proceeds from this restructuring were used to finance a portion of the consideration for the Former Brown Jordan acquisition.

     At December 31, 2002 and 2001, the carrying amounts of long-term debt approximated their fair values.

     Maturities of long-term debt for the five years succeeding December 31, 2002 are $9.7 million in 2003, $12.2 million in 2004, $101.0 million in 2005,
$22.9 million in 2006 and $106.9 million thereafter.

SENIOR CREDIT FACILITY

     In connection with the acquisition of Former Brown Jordan, the Company entered into a new senior credit facility provided by a syndicate of financial institutions. The facility, which matures in March 2006, provided for borrowings of up to $225 million, is collateralized by substantially all of the assets of the Company and is secured by a pledge of the capital stock of all the Company's domestic subsidiaries. The facility consists of a revolving line of credit
(maximum of $60 million) and a term loan (aggregate of $165 million). The revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. The Term Loan has an applicable interest rate at December 31, 2002 of 7.0% and a maturity date of March 31, 2006.

     At the option of the Company, the interest rates under the facility are either: (1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. An amendment to the credit agreement dated December 2001 places a floor of 2.5% on the LIBOR rate. The margins of different loans under the facility vary according to a pricing grid. The margins for term loans that are LIBOR based range from 4.0% to 4.5% while margins for revolving loans that are LIBOR based range from 4.0% to 7.5%. Both LIBOR based term and revolving rates are based upon the Company's consolidated total leverage ratio. Margins on base rate loans are the applicable LIBOR margin for such type loans less 1%. As of December 31, 2002, the Term Loan is priced at a rate of 7.0%, while the revolving line of credit is priced at 7.25%.


     The remaining outstanding principal balance of the Term Loan is due 6.5% in 2003, 8.2% in 2004, 69.7% in 2005 and 15.6% in 2006.


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

     As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Ratios and the Interest Coverage Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second
Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financials statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million.


     Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pasy interest on the subordinated indebtedness.. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty.



SENIOR SUBORDINATED NOTES AND WARRANTS

     In connection with the merger described in note 1, the Company issued 105,000 units ("Units") consisting of $105 million aggregate principal amount at maturity of 12 3 / 4 % senior subordinated notes due 2007 ("Notes") and warrants ("Warrants") to purchase an aggregate of 24,129 shares of its capital stock. Each Unit consists of $1,000 aggregate principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The issue price of each Unit was $975.73, of which the Company allocated $962.40 to the Notes and $13.33 to the Warrants. The total value of the Warrants, $1.4 million, is reflected as "additional paid-in capital" in the accompanying consolidated balance sheet. The total amount of discount recorded on the notes was $3.9 million and is being amortized to interest expense over the life of the Notes. The Notes are general unsecured obligations of the Company and are junior in the right of payment to the Company's debt that does not expressly provide that it ranks equally with or junior to the Notes, including the Company's obligations under its senior credit facility. The Notes are unconditionally guaranteed by the direct and indirect domestic subsidiaries of BJI and bear interest at 12 3 / 4%, which is payable semi-annually on February 15 and August 15 beginning on February 15, 2000. The Notes will mature on August 15, 2007.

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

     In conjunction with the Brown Jordan International acquisition each outstanding warrant of the Company issued pursuant to the Warrant Agreement dated as of August 24, 1999 between the Company and American Stock Transfer & Trust Registrant, as Trustee, was assumed by Holdings in accordance with the Warrant Agreement so that each warrant became exercisable for that number of shares of Holdings common stock equal to the number of shares of the Company's common stock issuable upon the exercise of the warrant immediately prior to the merger, at the same exercise price as was in effect immediately prior to the merger.

     The Warrants are exercisable on or after the occurrence of certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 3% of the common stock of Holdings. The Warrants expire on August 15, 2007.

     The indenture under which the Notes are issued requires the Company to meet a minimum fixed charge coverage ratio and includes other provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2002, the Company was in compliance with such covenants. However the Company failed to make the $6.7 million scheduled semi-annual interest payment in February 2003. The Company subsequently made the interest payment within the cure period specified in the Notes.


     Subsequent to year end, the Indenture was amended to allow for indebtedness of the Company that is structurally senior to the Notes to be issued to Trivest should the Guaranty be called upon by either the senior bank group or voluntarily called by Trivest to avoid a default under the Senior Credit Facility.


INDUSTRIAL DEVELOPMENT BOARD BONDS

     In connection with the Company's plant expansion at its Haleyville facility the Company entered into a lease agreement with the Industrial Development Board ("IDB") of The City of Haleyville, Alabama. The plant expansion was funded with proceeds from the issuance of IDB bonds in the amount of $3.9 million.

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

     The Bonds may bear interest at either a variable rate or fixed rate, and if at a fixed rate, for varying periods of time as specified in the Indenture. The variable rate shall be a fluctuating rate per annum determined by the Remarketing Agent on a weekly basis. The Company may, pursuant to the provisions of the Indenture, elect that the Bonds pay interest at a fixed rate. The Remarketing Agent will also determine the interest rate for such a fixed period.

     When establishing either the variable or fixed rate of interest, the Remarketing Agent determines, the lowest interest rate that would, in the opinion of the Remarketing Agent, result in the market value of the Bonds being 100% of the principal amount on the date of such determination, taking into account relevant market conditions and credit rating factors as they exist on such date. As of December 31, 2002 the Bonds bore interest at a variable rate of 2.04%.

     The Bonds are subject to mandatory redemption, by lot, by the Issuer at a redemption price equal to the principal amount to be redeemed plus accrued interest to the redemption date, without premium or penalty, on the first day in May in the years and in the amounts as follows (in thousands):

2003                            $   325
2004                                325
2005                                325
2006                                325
2007                                325
Thereafter                        1,625
                                 ------
                                 $3,250
                                 ------

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


WLFI HOLDINGS, INC. NOTES

     As mentioned in Note 3 regarding the acquisition of Former Brown Jordan, Holdings, the Company's parent, issued $22.0 million in notes to the sellers. Holdings does not generate cash internally and is, therefore, dependent upon the Company's cash flows to service its debt. Cash interest payments by Holdings would be funded from the Company's existing working capital or revolving credit line. However, the Company currently does not pay dividends to its shareholder and is prohibited under the Senior Credit Facility from doing so and has no obligation to fund interest payments on the notes; therefore, all interest payments by Holdings were paid in kind ("pik") through the issuance of additional notes in equal value to the interest payable. It is Holdings' intention to continue to issue additional pik notes to the note holders in lieu of quarterly cash payments for interest earned. The total additional notes issued during 2002 and 2001 as pik interest were $3.9 million and $2.9 million, respectively.

     The following table sets forth Holdings' scheduled interest payments, assuming quarterly cash payments:

       Year                Amount
                       (In thousands)
       2003          $      3,995
       2004                 4,070
       2005                 4,070
       2006                 4,070
       2007                 2,883



5.   INTEREST RATE SWAP

     On August 6, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.


     As of December 31, 2002 and 2001, the fair value of the swap was recorded as a liability of $6.4 million and $2.4 million, respectively. The portion of the change in fair value attributable to the ineffectiveness of the hedge is recorded in the accompanying statement of operations as "interest expense" and was $1.3 million during 2002 and was $0 in 2001. The balance of the change in fair value of $4.0 million is recorded in other comprehensive loss, net of tax.


     From the period of December 31, 2001 through December 31, 2002 the 3-month LIBOR interest rate declined approximately 50 basis points. While the Company's interest on LIBOR-based borrowing declined during this period, the fair value of the interest rate swap declined also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.

6.    STOCK PLANS


     In 2001, Holdings established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of Holdings' common stock on the date of grant. Holdings has reserved 56,108 shares of common stock, (representing approximately 4.7% of Holdings' outstanding common stock on a diluted basis) for issuance upon exercise of stock options. All options which have been granted generally have a term of ten years and vest ratably over three or five years. In addition, the Company granted certain options to purchase 9,537 shares of Holdings' common stock to the new President and CEO hired in 2002. As of December 31, 2002, Holdings had issued 56,108 options to employees of the Company.


     Pursuant to the terms of the Former Brown Jordan acquisition, certain employees of Former Brown Jordan were allowed to rollover existing options of Former Brown Jordan common stock into options of Holdings' common stock. All such options were 100% vested at the rollover date. There were no exercises of stock options during 2002 and 2001.

     As of December 31, 2002 Holdings had issued 56,108 options to employees of the Company.

     Stock option activity for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                 Weighted
                                                                  Average
                                           Options               Exercise
                                         Outstanding               Price

---------------------------------     -----------------    ---------------
December 31, 2000 Balance                    -                    -
Granted                                   39,593             $ 102.52
Exercised                                    -                    -
Canceled                                     -                    -
---------------------------------     -----------------    ---------------
December 31, 2001 Balance                 39,593               102.52
Granted                                   26,242               132.78
Exercised                                    -                    -
Canceled                                 (9,727)               151.50
---------------------------------     -----------------    ---------------
December 31, 2002 Balance                 56,108             $ 108.18
=================================     =================    ===============


     Information with regard to options outstanding and exercisable at December 31, 2002 is as follows:





                                                              Weighted                            Options Exercisable
                                                               Average                     ----------------------------------
                       Weighted                                Remaining                                Weighted
                        Average              Options              Life                Shares            Average
   Exercise            Exercise            Outstanding             At                                   Exercise
     Price               Price                2002              12/31/2002                               Price
---------------- --- -------------- --- ------------------ --- ---------------- --- ----------- --- ------------------

 $ 30.30              $ 30.30                  16,000                     8.42          16,000       $   30.30
 $100.00               100.00                   9,537                     9.17         -                   -
 $151.50               151.50                  30,571                     9.02           3,030          151.50

                     --------------     ------------------     ----------------     -----------     ------------------
     Total            $108.18               56,108                  8.87                19,030       $   49.60
                     ==============     ==================     ================     ===========     ==================





7.  INCOME TAXES

     The significant components of the provision for income taxes consist of the following:

                                         Years ended December 31,
                        --------------------------------------------------------
                              2002                  2001                2000
(in thousands)

Federal:
 Current                     $ 686               $1,517              $5,941
 Deferred                      205                  536                 546

State:
 Current                        67                  882                 608
 Deferred                       32                   55                  56
                        -------------------    -----------------   -------------
                             $ 990               $2,990              $7,151
                        ===================    =================   =============

     At December 31, 2002 and 2001, deferred tax assets and liabilities consist of the following:


                                                  2002               2001

                                            ----------------   ----------------

(In thousands)

Deferred tax assets:
  Capitalized inventory costs                         $ 667              $ 365
  Allowances and accruals                             2,875              6,278
  Change in fair value
    of interest rate swap                             2,371                969
  State net operating loss
    carryforwards                                       886                685
  Other                                                  93                  -
  Less:  Valuation allowances                         (886)              (685)

                                            ----------------   ----------------

Net deferred tax assets                               6,006              7,612

                                            ----------------   ----------------


Deferred tax liabilities:
  Intangible asset basis
   difference                                       (2,829)           (20,327)
  Excess of tax over
   book depreciation                                  (907)              (974)
  Prepaid expenses                                    (230)              (198)
  Other                                                   -              (132)


                                            ----------------   ----------------

Deferred tax liabilities                            (3,966)           (21,631)

                                            ----------------   ----------------

                                            ----------------   ----------------

Deferred income taxes, net                           $2,040          $(14,019)

                                            ================   ================


Included in:

  Other current
   assets/liabilities                                $5,942             $6,454
  Other assets                                        $ 114                $ -
  Deferred income taxes                             (4,016)           (20,473)

                                            ----------------   ----------------

                                                     $2,040          $(14,019)

                                            ================   ================


                                            ----------------   ----------------


     The following table reconciles the differences attributable to income taxes computed at the U. S. Federal income tax rate of 35% to the income tax provision for financial statement purposes:



                                          Years ended December 31,

                                ==============================================

                                       2002         2001            2000

Federal income tax rate                35.0%       (35.0)%          35.0%
State income taxes                      2.7%         35.9%           3.0%
Goodwill amortization                      -        238.8%          13.5%
Change in valuation allowance           8.0%         70.3%              -
Other                                 (6.3)%        (3.0)%              -

                                  -----------    ----------    -----------
Effective tax rate                     39.4%        307.0%          51.5%
                                  ===========    ==========    ===========


     Management has recorded a valuation allowance related to certain separate company state tax net operating loss carryforwards.


8.  RELATED PARTY TRANSACTIONS

     In October 1994, the Company entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. As a result of acquisitions during 2000, the annual base compensation was increased to $400,000. In 2001, as a result of acquisitions, the annual base compensation was increased to $750,000. For the years ended December 31, 2002, 2001 and 2000, the amount expensed was $764,000, $651,000 and $393,000, respectively. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the acquisition of Former Brown Jordan. During 2000, the Company paid Trivest $631,000 in connection with the Wabash acquisition and $478,000 in connection with the Charter acquisition. Trivest and its affiliates made additional equity investments into Holdings of approximately $48.0 million in 2001, in support of the Former Brown Jordan acquisition. In addition, Trivest and its affiliates contributed approximately $6.1 million in support of acquisitions in 2000. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee of $750,000, but is restricted to paying only $350,000 during the period of the Second Amendment.

     As a result of the Former Brown Jordan acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company has a long-term supply agreement with Lexman providing for the Company to purchase a minimum of $10 million of furniture per year. In calendar 2002 the Company purchased approximately $92 million from Leisure Garden. The agreement with Leisure Garden expired in 2001. In addition, the Company reported dividend income from Leisure Garden, in 2002 of $1 million and of $700,000 in 2001. In December 2002 the Company divested its interest in Lexman for $4.3 million in cash and the return of the shares owned by the principals of Lexman and Leisure Garden in Holdings. The Company did not realize any gain or loss from the sale of this asset, but did record a reduction of additional paid in capital of $195,000 as a result of the return of the shares of Holdings.

9.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain office space, manufacturing facilities and equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on inflation. Rental expense amounted to $4.2 million, $3.1 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Operating lease agreements at December 31, 2002 have the following remaining minimum payment obligations (in thousands):


2003                               $5,083
2004                                3,967
2005                                3,348
2006                                3,250
2007                                2,754
Thereafter                          5,036
                                  -------
                                  $23,438
                                  =======

     In addition, at December 31, 2002 the Company had approximately $5.5 million in outstanding stand-by letters of credit.

LITIGATION AND LIABILITY CLAIMS

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount that management believes to be adequate. Based primarily on discussions with counsel and management familiar with the underlying disputes and except as described below, management believes that the Company is not presently a party to any litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or future prospects.

10.EMPLOYEE BENEFIT PLANS

     During 2002, the Company combined all of its previously separate employee benefit plans established under the provisions of Section 401(k) of the Internal Revenue Code into one plan. Full-time employees who meet various eligibility requirements may participate in the plans. The plans provide for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. Company contributions were $275,000 in 2002 and $202,000 in each year of 2001 and 2000.

     As a result of the Former Brown Jordan acquisition, the Company assumed The Pension Plan for Hourly Employees of the Former Brown Jordan ("the Plan"), which is a defined benefit pension plan covering hourly employees of Former Brown Jordan Company's domestic employees. Benefits are based on age and years of service. The Company's funding policy is to contribute annually to the Plan the amount necessary to meet the minimum funding standards established by the Employee Retirement Income Security Act.

     The following table sets forth information related to the Plan at December 31, 2002 and 2001:



           (In Thousands)                                                                          Fiscal
                                                                        Year ended                 Period
                                                                       December 31,            May 9, 2001 to
Change In Benefit Obligation                                               2002                   31-Dec-01
                                                                    ----------------        -----------------
           Benefit obligation at beginning of period                     $ 1,162                   $ 1,053

           Service cost                                                       68                        61
           Interest cost                                                      82                        57
           Actuarial (gain)/loss                                            (29)                         -
           Benefits paid other than settlements                             (22)                       (9)
                                                                       -------------           -------------
           Benefit obligation at end of period                           $ 1,261                   $ 1,162
                                                                       -------------           -------------

Change In Plan Assets
           Fair value of assets at beginning of period                    $  873                    $  725
           Actual return on plan assets                                    (115)                         8
           Employer contributions                                            212                       149
           Benefits paid including settlements                              (22)                       (9)
                                                                       -------------           -------------
           Fair value of assets at end of period                          $  948                    $  873
                                                                       -------------           -------------

Funded Status
           Funded Status                                                $  (313)                  $  (289)
           Unrecognized net actuarial (gain)/loss                            153                      (14)
           Unrecognized prior service cost                                   209                       232

                                                                       -------------           -------------
           Prepaid (accrued) benefit cost                                  $  49                   $  (71)
                                                                       -------------           -------------




                                                                                             Fiscal
                                                                Year ended                   Period
                                                               December 31,              May 9, 2001 to
Components Of Net Periodic Cost                                    2002                     31-Dec-01
                                                           ---------------------      ----------------------
             Service cost                                                 $  68                       $  61
             Interest cost                                                   82                          57
             Expected return on plan assets                                (80)                        (48)
             Net amortization and deferral
                of prior service cost                                        22                          15
                                                           ---------------------      ----------------------
             Net periodic pension cost                                    $  92                       $  85
                                                           ---------------------      ----------------------





Actuarial Assumptions At End Of Period
           Discount Rate                               7.25%               7.25%
           Increases in Compensation                    N/A                 N/A
           Long-term rate of return                    8.00%               8.00%


11. OPERATING SEGMENTS

     The Company has two segments organized and managed based on market channel into which the Company's products are sold.

     The Company evaluates performance and allocates resources based on gross profit. The accounting policies are the same as those described in the summary of significant accounting policies. There are no intersegment sale/transfers. Export revenues are not material.


                             Year               Year               Year
                             Ended              Ended              Ended
                         December 31,       December 31,       December 31,
                             2002               2001               2000
                       ------------------ ------------------ ------------------
(In thousands)

Revenues:

Retail Channel          $  243,200         $  160,985         $   74,734

Contract Channel           111,470            125,169            114,229


                       ------------------ ------------------ ------------------
Total Revenues          $  354,670         $  286,154         $  188,963
                       ================== ================== ==================




                              Year               Year               Year
                              Ended              Ended              Ended
                          December 31,       December 31,       December 31,
                              2002               2001               2000
                        ------------------ ------------------ ------------------
(In thousands)

Gross Profit:

Retail Channel           $   56,382         $   43,665         $   32,858

Contract Channel             35,375             42,921             45,164


                        ------------------ ------------------ ------------------
Total Gross Profit       $   91,757         $   86,586         $   78,022
                        ================== ================== ==================




                               Year               Year               Year
                               Ended              Ended              Ended
                           December 31,       December 31,       December 31,
                               2002               2001               2000
                         ------------------ ------------------ -----------------
(In thousands)

Depreciation and
Amortization:
Retail Channel            $      550         $    2,507         $    1,513

Contract Channel               1,217              2,687              2,107

Shared                         4,503              2,644                625
                         ------------------ ------------------ -----------------
Total                     $    6,270         $    7,838         $    4,245
Reconciling items:
Corporate                      2,921              9,771              6,316

                         ------------------ ------------------ -----------------
Total depreciation
and amortization          $    9,191         $   17,609         $   10,561
                         ================== ================== =================





                                              Year               Year               Year
                                              Ended              Ended              Ended
                                          December 31,       December 31,       December 31,
                                              2002               2001               2000
                                        ------------------ ------------------ ------------------
(In thousands)
Expenditures For Long
            Lived Assets:

Retail Channel                           $       74         $      486         $    5,144

Contract Channel                                145                523                756

Shared                                          823              1,658                 35
                                        ------------------ ------------------ ------------------
Total                                    $    1,042         $    2,667         $    5,935
                                        ------------------ ------------------ ------------------
Reconciling items:
Corporate                                       398              2,498                 31

                                        ------------------ ------------------ ------------------
Total expenditures for
long lived assets, net                   $    1,440         $    5,165         $    5,966
                                        ================== ================== ==================






                                              Year               Year
                                              Ended              Ended
                                            December 31,      December 31,
                                               2002               2001
                                        ------------------ ------------------
(In thousands)

Segment Assets:

Retail Channel                                   $ 72,589           $149,086

Contract Channel                                   83,860             88,236

Shared                                            151,100            103,313
                                        ------------------ ------------------
Total                                            $307,549           $340,635
Reconciling items:
Corporate                                         (5,456)            203,974

                                        ------------------ ------------------
Total consolidated
  assets                                         $302,093           $544,609
                                        ================== ==================



     The Company had one customer that accounted for 29.3% and 20.6% of consolidated revenues in 2002 and 2001, respectively. The Company did not have any customers that accounted for 10% or more of consolidated revenues in 2000.

12.SUPPLEMENTAL INFORMATION

     The following balance sheet captions are comprised of the items specified below:




                                         December 31,       December 31,
                                             2002               2001
                                      ------------------- ------------------
         (In thousands)

         Inventories:

         Raw materials                 $   21,497          $   22,335
         Work in process                    2,667               2,824
         Finished goods                     4,074               2,952
                                      ------------------- ------------------
         Total  Inventories            $   28,238          $   28,111
                                      =================== ==================




                                             December 31,      December 31,
                                                 2002              2001
                                           ----------------- ------------------
        (In thousands)

        Property, plant
          and equipment:
        Land                                    $ 3,822           $ 5,076
        Buildings and improvements                19,307            20,405
        Manufacturing equipment                    8,747             7,910
        Office equipment                           5,551             5,054
        Construction in progress                     264             1,817
        Vehicles/airplane                            213             3,177
                                           ----------------- ------------------
        Total gross assets                        37,904            43,439

        Accumulated depreciation                 (9,222)            (6,181)
                                           ----------------- ------------------
        Total net assets                        $ 28,682           $ 37,258
                                           ================= ==================

                                               Year               Year
                                               Ended             Ended
                                           December 31,       December 31,
                                               2002               2001
                                         ------------------ -----------------
        (In thousands)

        Other Accrued Liabilities:

        Compensation, commissions
          and employee benefits               $ 6,201            $ 6,940
        Customer deposits                        4,728              1,183
        Income taxes                             2,630                862
        Warranty                                 2,100              2,417
        Fair value of derivatives                6,382              2,423
        Other                                    5,563              6,354
                                         ------------------ -----------------
                                              $ 27,604          $ 20,179
                                         ================== =================



     Depreciation expense was $3,815,000, $3,707,000, $2,178,000, for the years ended December 31, 2002, 2001 and 2000, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events or occurrences required to be disclosed in this Item 9 have occurred.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:


    Name                     Age                  Position
--------------------------  -----  ---------------------------------------------

Earl W. Powell                64   Chairman of the Board and Director
Bruce Albertson               57   President, Chief Executive Officer and
                                   Director
Bobby Tesney                  58   Vice Chairman and Director
Darryl Rosser                 51   President-Contract Channel
William Echols                54   President-Retail Channel
Willard C. Kennedy            55   Executive Vice President-Global Procurement
                                   and Logistics
Vincent A. Tortorici, Jr.     49   Assistant Secretary, Executive Vice President
                                   and Chief Financial Officer
Mark Gorr (1)                 43   Executive Vice President-Marketing
John L. Conely                58   Executive Vice President-Operations
Derrick McDowell              36   Vice President and Director
Robert Koehn                  30   Director
David Solomon                 40   Director
Richard Meringolo             41   Director
Walter J. Olson, III          61   Director
James Carreker                55   Director
Michael Fourticq, Sr.         56   Director

(1) Effective April 18, 2003 Mr. Gorr resigned his position.


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

     Mr. Powell, Chairman of the Board of the Company since October 1994, serves as President and Chief Executive Officer of Trivest Partners, L.P.("Trivest"), which is a private investment firm specializing in management services and acquisitions, dispositions and leveraged buyouts, which was formed by Mr. Powell and Dr. Phillip T. George in 1981. Trivest is an affiliate of the Trivest Partnerships and Trivest Manager. Mr. Powell has also served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"), since founding that company in February 1984, as Chief Executive of Atlantis from its organization until February 1995 and as President of Atlantis from November 1993 to February 1995. Mr. Powell served as Chairman of the Board of Biscayne Apparel, Inc., an apparel company, from October 1985 until 1999 and served as Chief Executive Officer of Biscayne from 1985 until 1995. In February 1999, Biscayne and its principal subsidiary M & L International, Inc. filed petitions for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Mr. Powell also served as Chairman of the Board of Winston from December 1988 to December 1994, Chairman of the Board of Loewenstein from February 1985 to December 1994 and as Loewenstein's President and Chief Executive Officer from May 1994 to December 1994. From 1971 until 1985, Mr. Powell was a partner with KPMG Peat Marwick, Certified Public Accountants ("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.

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


     Mr. Tesney has served as Vice Chairman of the Company since January 2002. He served as President, Chief Executive Officer and a director of the Company from October 1994 to January 2002, President, Chief Executive Officer and a director of Winston from December 1993 to December 1994, General Manager of Winston from 1985 to December 1993 and as Senior Vice President-Operations of Winston from January to December 1993. Mr. Tesney also served as Vice President of Winston from 1979 until January 1992.


     Mr. McDowell was appointed as one of our directors in January 2003. Mr. McDowell is presently a Managing Director of Trivest Partners, L.P. and has been with Trivest Partners since February 1998. From June 1997 until February 1998, Mr. McDowell was an Investment Professional with H.I.G. Capital Management. Prior to that he was with Continental Illinois Venture Corporation and Corporate Value Associates.


     Mr. Koehn was appointed as one of our directors in July 2002. He joined Trivest Partners, L.P. in 1999 as an Associate and is presently a Director of Trivest Partners. From July 1998 through June 1999, Mr. Koehn was an Associate with the First Union Capital Markets Corp. Previously, Mr. Koehn held positions with Coopers & Lybrand LLP and Merrill Lynch & Co. Mr. Koehn received an M.B.A. from the University of North Carolina at Chapel Hill in 1998 and an A.B. from Princeton University in 1994.

     Mr. Meringolo was appointed as one of our directors in October 2002. He is presently a Managing Director of BancBoston Capital and has been with BancBoston since 2001. From June 1991 until December 2000, Mr. Meringolo was with FleetBoston Financial Group and held a number of positions most recently as a Senior Risk Manager.

     Mr. Solomon, a director since September 1999, is a managing director with Goldman, Sachs & Co. He joined Goldman, Sachs in September 1999 as co-head of the firm's leveraged finance businesses in the Fixed Income Currencies & Commodities division. From January 1991 until September 1999 Mr. Solomon worked at Bear, Stearns & Co., Inc., most recently as a member of its Management & Compensation Committee and co-head of the Investment Banking Division. Prior to joining Bear Stearns, Mr. Solomon worked at Salomon Brothers and at Drexel Burnham Lambert in various capacities in each firm's high yield businesses. Prior to joining Drexel Burnham Lambert, Mr. Solomon worked for Irving Trust Company in its financial institutions group and Irving Securities, Inc. Mr. Olson, Vice President and Chief Investment Officer for Southern Farm Bureau Life Insurance Company, has over 30 years of experience in the field of investments. Joining the company in 1981, he is directly responsible for managing the company's investment portfolio and is also a member of the Investment Committee. Mr. Olson graduated from Mississippi State University with a degree in business. While working at Merrill Lynch as a stockbroker, he received his MBA from Mississippi College.

     Mr. Carreker, was appointed a Director in 2001. He established JDC Holdings (a private equity investment facility) in October 2000. He has served as Chairman and Chief Executive Officer of Wyndham from January 1996 to October 2000. Prior to that time he served as President and Chief Executive Officer of Wyndham Hotels and Resorts from 1988 to 1996, he was also the President and Chief Executive Officer of the Trammell Crow Company from 1994 - 1995. He served as President of Burdines, the Florida division of Federated Department Stores from 1984 - 1988. He is a Director of Pier 1 Imports, Crow Holdings, Outrigger Hotels & Resorts and Carreker Corporation

     Mr. Fourticq was appointed Director in 2001 and founded Hancock Park Associates ("HPA") in 1986 after an extensive career in principal investment and operating management. Beginning in 1969, he spent four years with Security Pacific National Bank's venture investing subsidiary, which was one of the earliest participants in leveraged acquisition investing. Following Security
Pacific, Mr. Fourticq spent eight years in various management positions including the Chairman and Chief Executive Officer of Stem Industries, a textile and floor covering manufacturer. Mr. Fourticq then served as President and Chief Operating Officer of United Castle Coal, a fully integrated underground coal mining and processing company. From 1981 through 1985, Mr. Fourticq was a General Partner of Los Angeles based Brentwood Associates. Upon leaving Brentwood, he formed HPA to pursue the acquisition of small operating companies. Mr. Fourticq has assumed various Chief Executive roles and responsibilities of the portfolio companies since the formation of HPA.

     Mr. Gorr, was hired as the Company's Vice President-Special Projects Retail Division in July 2002 and was promoted to Executive Vice President-Marketing in October 2002. Mr Gorr resigned his position with the Company in April 2003. Prior to joining the Company Mr. Gorr was with Tropitone from 1997 July 2002 serving in various position most recently as Vice President Sales and Marketing.

     Mr. Conely, has been the Company's Executive Vice President Manufacturing and Operations since May 2002. Before joining Brown Jordan International he served as Senior Vice President Global Operations for Iomega Corporation in Roy, Utah from Oct 1997-November 2001. He was with Alcatel in numerous positions from 1985-1997.

     Mr. Kennedy joined the Company in April 2002 as Executive Vice President Global Procurement and Logistics. Prior to that he served as Vice President Global Materials and Logistics for Iomega Corp in Utah from 1996-2002.


     Mr. Tortorici, the Company's Vice President and Chief Financial Officer since October 1994, served as Winston's Vice President-Finance and Administration and Chief Financial Officer from March 1988 to December 1994. Mr. Tortorici is a certified public accountant and was employed by Arthur Andersen & Co. from 1976 until March 1988.

     Mr. Echols has served as the Company's President-Retail Channel since May 2002 and prior to that as Vice President-Sales and Marketing. Mr. Echols joined the Company in November 2000. Prior to joining WinsLoew, Mr. Echols was a consultant to the plastics industry. Mr. Echols has been involved in the furniture industry for approximately 25 years with companies such as, Samsonite Furniture, Lineal Group and Mahasco serving in various leadership capacities including CEO, President and Sales Manager.

     Mr. Rosser has served as President-Contract Channel since January 2002 and prior to that as President-Contact and Hospitality of the Company. Prior to joining the Company in 2001, Mr. Rosser was President and Chief Operating Officer of Falcon Products, Inc. from 1995 to December, 2000, and an executive vice president of Falcon Products, Inc. since January 1998. Mr. Rosser started his career with Texas Instruments in project engineering, working with Texas Instruments in various management roles from 1973 to 1984, at which time he joined The Wurlitzer Company as Vice President of Operations from 1984 till 1988.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer, and each of the Company's other executive officers on December 31, 2002 and to former executive officers whose total 2002 salary and bonus from the Company was $100,000 or more (the Chief Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers").



                                                                                                     Long
                                                        Annual Compensation                          Term
                                                                                                    Awards

                                                                                                    Number
                                                                                  Other               Of
                                     Fiscal         Annual                        Annual           Options
Name and Principal  Position          Year          Salary           Bonus      Compensation       Granted


Bruce Albertson                       2002        370,769          200,000        125,000 (2)       19,074
President,                            2001            -                -                    -          -
Chief Executive Officer               2000            -                -                    -          -
and Director

Bobby Tesney                          2002        263,654          200,000         115,395(1)          -
Vice Chairman                         2001        383,000          383,000        135,573 (1)        1,500
                                      2000        300,000          300,000         109,367(1)          -

John Conely                           2002        153,846           62,500         55,797 (2)        1,286
Executive Vice President              2001            -                -                    -          -
  -Operations                         2000            -                -                    -          -


Vincent A. Tortorici                  2002        233,462          100,000      104,534(1)(2)          -
Assistant Secretary,                  2001        216,000          140,834         25,287 (1)        1,286
Executive Vice President and          2000        175,000          113,750         21,053 (1)          -
Chief Financial Officer

William Echols                        2002        216,923           80,000      30,691 (1)(2)          -
President-Retail Channel              2001        179,615           98,716                  -        1,286
                                      2000         12,500            5,000                  -          -




Darryl Rosser                         2002        241,277           60,000                  -          -
President-Contract Channel            2001        166,480          105,000                  -        1,286
                                      2000            -                -                    -          -


Mark Gorr                             2002         83,077           25,000         48,476 (1)          -
Executive Vice President              2001            -                -                    -          -
  -Marketing                          2000            -                -                    -          -


Willard Kennedy                       2002         160,096           50,000         16,681(1)       1,286
Executive Vice President              2001            -                -                    -          -
Global Procurement and                2000            -                -                    -          -
Logistics


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

(2) Includes relocation expenses paid by the Company for the employee and such amount were grossed up for income taxes due.


Option Grants-

     In 2001, the Company established a Stock Option Plan (the "Plan") as a means to retain and motivate key employees and directors. (See Note 6 of Notes to Consolidated Financial Statements)


401 (k) Plans

     Effective January 1, 1997, we established the WinsLoew Furniture, Inc. 401(k) Plan. Our employees and our subsidiaries' employees are eligible to participate in the 401(k) Plan following the later to occur of (i) the employee's completion of one year of service or (ii) the employee's 21st birthday. Eligible employees may make a salary reduction contributions to the 401(k) Plan on a pretax basis. For each calendar year, we and the other participating employees may make matching contributions to the 401(k) Plan based on a discretionary matching percentage to be determined each year by management. In addition, we and the other participating employers may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 500 hours of service during the year or who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participant's compensation. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment or upon the attainment of age 59. An employee is always fully vested in his account balance attributable to his own contributions to the 401(k) Plan. The employee's interest in the account attributable to his employers contributions and earnings thereon becomes fully vested upon the earlier of the attainment of his normal retirement date (age 65), his death, his permanent and total disability, or his completion of six years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule, which provides for 20% vesting after two years of service and 20% for each year thereafter. Employees forfeit nonvested amounts.


     During 2002, the Company combined all of its previously separate employee benefit plans established under the provisions of Section 401(k) of the Internal Revenue Code into the plan described above, except as noted below. Full-time employees who meet various eligibility requirements may participate in the plans. The plans provide for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. Company contributions were $275,000 in 2002 and $202,000 in each year of 2001 and 2000.


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


     The company will match 50% of employee's 401(k) contributions, up to a maximum matching contribution of $400. The former contribution will change on January 1, 2002 to 50% of employee's 401(k) contributions, up to a maximum matching contribution of $500 and on January 1, 2004 to 50% of employee's 401(k) contributions, up to a maximum matching contribution of $600. To receive the matching contribution, the employee must be employed on December 31. Eligibility for contribution; Employee must be employed on the last day of the plan year and have 1,000 hours of service. Participants who die, become totally disabled, or retire on or after age 59 1/2 are also eligible for an employer contribution in that year. Employees are always 100% vested in their accounts in the plan. Normal retirement age is 59 1/2.


Brown Jordan Company Non-Union Employees Plan:

     Employees are eligible to participate once they have attained 18 years of age and completed three months service. Participation starts on the date the employees meet the eligibility requirements. The Plan excludes union employees and seasonal employees. The company will match 25% of the first 10% of pay the employee's contributions, up to a maximum matching contribution of 2.5% of pay. To receive the matching contribution, the employee must be employed on December
31. Participants who terminate on account of death, become totally disabled, or retire are also eligible for an employer contribution in that year. During top-heavy years, participants who are employed on the last day of the plan year but do not have 1,000 hours may be eligible for a 3% minimum top-heavy contribution for that year. Employees are always 100% vested in their accounts in the plan. Normal retirement age is 59 1/2.


Director Compensation

     We pay each non-Trivest/employee director a $2,500 fee for each meeting of the board of directors attended. We reimburse all directors for all travel-related expenses incurred in connection with their activities as directors.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

     We have entered into a three year employment agreement with Mr. Bruce Albertson dated January 5, 2002. The agreement provides for an annual base salary of $400,000 and a bonus to be tied to the profitability of the Company of at least $200,000 and not more than $350,000 unless otherwise determined by the Board. The agreement also provides for the granting of certain options to purchase shares of the Company's stock. The two option agreements allow Mr. Albertson to purchase 9,537 shares of the Company's stock at $151.50 per share and 9,537 shares of the Company's stock at $100.00 per share. The options under each plan vest ratably over three years. In addition the agreement provides that in the case of a change in control as defined in the agreement Mr. Albertson will be a paid a bonus based on the per share selling price of the Company's stock.

     We have entered into a five-year employment agreement with Mr. Tortorici effective as of August 27, 1999. The employment agreement provides for us to pay a 2002 base salary of $225,000, adjusted to $245,000 effective August 1, 2002. The employment agreement also provides for annual incentive compensation payments of up to a specified portion of the executive's then base salary, 65% in the case of Mr. Tortorici, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of the Company. Mr. Tortorici will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. The employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.


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


Severance Agreements


     On January 25, 2002 as part of the employment agreement with Mr. Albertson the Company entered into certain severance provisions related to the termination of Mr. Albertson. Under these provisions Mr. Albertson shall be entitled to receive his base salary for a period of one year following his termination a pro rata portion of any incentive compensation owed for the period of the year from January 1 until the severance date.


     On August 27, 1999 we entered into a severance agreement with Mr. Tortorici, under which we have agreed to provide him with severance pay and benefits if his employment is terminated by us following a change in control as defined in the agreement. Under the agreement, if we terminate employment either for cause as defined in the agreement, because of the employee's death, or if the employee terminates his employment other than for good reason as defined in the agreement, following a change in control, we must pay the employee his full base salary through the date of termination plus all other benefits he may be entitled to under any retirement plan we may then have.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2002 the Company has outstanding 1,000 shares of common stock. 100% of this stock is issued to WLFI Holdings, Inc. (See Note 1 of Notes to Consolidated Financial Statements).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTMENT SERVICES AGREEMENT WITH TRIVEST

     In December 1994, we entered into a ten-year investment services agreement with Trivest, pursuant to which Trivest provided us with corporate finance, strategic and capital planning and other management advice, including (1) conducting relations on our behalf with accountants, attorneys, financial advisors and other professionals, (2) providing reports to us with respect to the value of our assets, and (3) rendering advice with respect to acquisitions, dispositions, financing and refinancing. Under the investment services agreement, Trivest received a base annual fee of $0.5 million in 1994, subject to annual cost-of-living increases. In addition, for each additional business we acquired, Trivest's base compensation generally increased by the greater of (1) $0.1 million, and (2) the sum of 5% of the additional business' projected annual earnings before income taxes, interest expense and amortization of goodwill, or EBITA, for the fiscal year in which it was acquired, up to $2.0 million of EBITA, plus 3.5% of EBITA in excess of $2.0 million. Moreover, subject to the approval of our board, including a majority of disinterested directors, for each acquisition or disposition of any business operation by us introduced or negotiated by Trivest, we generally paid Trivest a fee of up to 3% of the purchase price. As a result of acquisitions during 2000, the annual base compensation was increased to $400,000. In 2001, as a result of acquisitions, the annual base compensation was increased to $750,000. For the years ended December 31, 2002, 2001 and 2000, the amount expensed was $764,000, $651,000 and $393,000, respectively. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the acquisition of Former Brown Jordan. During 2000, the Company paid Trivest $631,000 in connection with the Wabash acquisition and $478,000 in connection with the Charter acquisition. Trivest and its affiliates made additional equity investments into Holdings of approximately $48.0 million in 2001, in support of the Former Brown Jordan acquisition. In addition, Trivest and its affiliates contributed approximately $6.1 million in support of acquisitions in 2000. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee of $750,000 but is restricted to paying only $350,000 during the period of the Second Amendment.


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


LEISURE GARDEN

     As a result of the acquisition of Former Brown Jordan, the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company has a long-term supply agreement with Lexman providing for the Company to purchase a minimum of $10,000,000 of furniture per year. In calendar 2002 the Company purchased approximately $92,000,000 from Leisure Garden. The agreement with Leisure Garden expired in 2001. In addition, the Company reported dividend income from Leisure Garden of $1.0 million in 2002 and $700,000 in 2001.

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

     In December 2002 the Company divested its interest in Lexman for $4.3 million in cash and the return of the shares owned by the principals of Lexman and Leisure Garden in Holdings. The Company did not realize any gain or loss from the sale of this asset.


INVESTOR'S AGREEMENT WITH CERTAIN INVESTORS

     Effective upon the consummation of the merger, all of our shareholders became shareholders of Holdings and the Company became a wholly owned subsidiary of Holdings. The stockholders of Holding, including several individuals affiliated or associated with Trivest, entered into an investors' agreement with Holdings in connection with the merger and acquisition of our common stock. The investors' agreement includes "right of first offer," "right of first refusal" and other restrictions on the ability of the investors to transfer common stock. The investors' agreement generally provides that Trivest Fund II Group, Ltd., one of our new Trivest investors, will afford to the other investors the right to proportionally participate in proposed transfers of common stock. In addition, all the other investors agree to participate in sales of common stock and other significant corporate transactions entered into by Trivest Fund II Group, Ltd., provided that all investors receive the same consideration for their common stock. All of the foregoing restrictions will terminate on the date of an underwritten public offering of common stock in which the aggregate gross proceeds we receive are at least $20.0 million at a price per share of not less than $10.00. The investors' agreement also provides that if, subsequent to a qualified public offering, Holdings determines to effect the registration of any equity securities under the Securities Act, other than in connection with employee benefit plans or certain reclassifications, mergers, consolidations or acquisitions, Holdings will be required to include in the filing, and to use all our commercially reasonable efforts to register, all or any specified portion of the registrable shares of common stock held by the investors or their successors or assigns. The registration rights are subject to certain conditions and limitations,  including  our  right  to  reduce  pro  rata  the  amount  of such registrable shares included in an underwritten public offering if the underwriter determines that the aggregate requested participation will adversely affect the marketing of the securities to be sold. Holdings also agrees that, upon the request of holders of at least 20% of the then outstanding registerable shares of our common stock, so long as we are able to file a registration statement on Form S-3 or a successor form, Holdings will use all commercially reasonable efforts to effect the registration on Form S-3 or any successor form of all or any specified portion of the common stock held by such requesting shareholders. The investors' agreement also provides board observation rights for individuals designated by the Trivest partnerships, as well as their limited partners, which will terminate upon a qualified public offering.

SHAREHOLDERS AGREEMENTS WITH EACH OF OUR SHAREHOLDERS

     In addition, each of Holdings' other shareholders, which are comprised of employees and independent sales representatives, entered into separate shareholders' agreement with Holdings in connection with the merger and his or her acquisition of common stock. Under the shareholders' agreements, Holdings has the right to repurchase all common stock owned by the shareholder upon the termination of his or her employment, which right may be exercised by Trivest Fund II Group, Ltd. if Holdings does not do so. The shareholders' agreements include certain "right of first offer," "right of first refusal" and other restrictions on the ability of the shareholders to transfer common stock, all of which restrictions will terminate upon (1) a sale of all or substantially all of Holdings' assets, (2) the sale of Holdings common stock in a transaction or series of transactions resulting in any person or group of affiliated persons other than the current shareholders owning more than 50% of our common stock outstanding, (3) the registered public sale of common stock the net proceeds of which are at least $15.0 million, or (4) Holdings merger or consolidation with or into another corporation if, after giving effect to the merger or consolidation, holders of our voting securities immediately prior thereto own voting securities of the surviving corporation representing less than a majority of ordinary voting power to elect directors. The shareholders' agreements also provide that the shareholders will participate in sales of our common stock to an independent third party approved by holders of a majority of our outstanding common stock, as well as other significant corporate transactions, and agree to consent to and raise no objections against the sale, as long as all shareholders receive the same consideration for their common stock.

TRIVEST AGREEMENTS IN CONNECTION WITH THE SECOND AMENDMENT TO THE SENIOR CREDIT FACILITY


     In connection with the Second Amendment to the Senior Credit Facility entered into by the Company in March 2003, Trivest entered into a Guaranty
Agreement with the senior bank group which provides for Trivest to advance monies to the Company in the event certain financial covenants are not met at the end of the second and fourth quarters of 2003. The maximum amount of the additional investment is $13.4 million. As part of the Second Amendment, Trivest agreed to the terms of a Subordination Agreement which subordinated the indebtedness of the Company to Trivest under the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement should Trivest be required to fund the additional monies the Company would be indebted to Trivest subordinate to the senior lenders. Additionally, the Subordinated Note Indenture was amended by a vote of the holders to allow the Company to become indebted to Trivest for the amount advanced to the Company under the Guaranty Agreement.

ITEM 14.

     As of January 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding such required disclosures.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.



PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:


     (1) Financial Statements:
         Reference is made to the index set forth on page
         37 of this Annual Report on Form 10-K


     (2) Financial Statement Schedule:

         The following consolidated financial statement
         schedule is filed herewith:

                                                    Sequential
                                                    Page Number

Schedule II - Valuation and Qualifying Accounts        86


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

EXHIBITS AND FINANCIAL SCHEDULES

(a)      Exhibits

EXHIBIT
NUMBER            Exhibit Description


2.1 Articles of Merger By and Among WinsLoew Furniture, Inc., WFLI Holdings, Inc. and WLFI Merger Inc. dated as of April
           27,2001  (2) (5)

3.1.1      Registrant's Restated Articles of Incorporation (3.1) (1)

3.2        Registrant's Bylaws (3.2)(1)

4.1        Indenture dated as of August 24, 1999 between WinsLoew
           Escrow Corp. (whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust
           Company, including form of 12 _% Senior Subordinated
           Note Due 2007 (4.1)(1)

4.2 Supplemental Indenture dated as of August 27, 1999 among Trivest Furniture Corporation, the Registrant, the Registrant's domestic subsidiaries and American Stock Transfer & Trust Company (4.2)(1)

4.3 Amendment to Indenture, dated as of March 17, 2003, between the Company and American Stock Transfer & Trust Company, as trustee. (9)

4.4 Registration Rights Agreement dated as of August 24, 1999 among WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and Bear, Stearns & Co., Inc. Banc Boston Robertson Stephens Inc. and First Union Capital Markets Corp. (4.3)(1)

4.5        Form of Registered Note (included in Exhibit 4.1) (4.4)(1)

Exhibit                             Description

10.1     *  Form of Indemnification Agreement entered into between
            the Registrant and each of the registrant's executive officers and directors (10.1)(1)

10.2        Agreement dated August 1, 1996 between Winston
            Furniture Company of Alabama, Inc. and the Retail,
            Wholesale and Department Store Union, AFL-CIO (10.6)(1)

10.3        Pricing Agreement dated December 1, 1998 between
            Loewenstein, Inc. Gregson Furniture Industries and
            Marriott International, Inc. (10.11)(1)


10.4 Purchase Agreement dated August 19, 1999 among WinsLoew Escrow Corp., Trivest Furniture Corporation (each of whose obligations have been assumed by the Registrant) and Bear, Stearns & Co. Inc., BancBoston Robertson Stephens Inc. and First Union Capital Markets Corp. (10.17)(1)

10.5        Warrant Agreement dated as of August 24, 1999 between
            WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust Company (10.18)(1)

10.6 Investors Agreement dated August 27, 1999 among Trivest Furniture Corportion, Trivest Furniture Partners, Ltd., Trivest Fund II Group, Ltd., and various investors identified therein (10.20)(1)

10.7 Exchange and Subscription Agreement dated August 27, 1999 among Trivest Furniture Corporation and various investors identified therein (10.21)(1)

10.8     *  WinsLoew 1999 Key Employee Equity Plan (10.22)(1)

10.9        Form of Subscription Agreement (included in Exhibit
            10.22) (10.23)(1)

10.10       Form of Shareholders' Agreement (included in Exhibit
            10.22) (10.24)(1)

10.11    *  Management Agreement dated August 27, 1999 between the
            Registrant and Trivest II, Inc. (10.25)(1)

10.12    *  Employment Agreement dated August 27, 1999 between the
            Registrant and Bobby Tesney (10.26)(1)

10.13    *  Employment Agreement dated August 27, 1999 between the
            Registrant and Vincent A. Tortorici, Jr.(10.28)(1)

10.14    *  Severance Agreement dated August 27, 1999 between the
            Registrant and Bobby Tesney(10.29)(1)

10.15    *  Severance Agreement dated August 27, 1999 between the
            Registrant and Vincent A. Tortorici, Jr.(10.30)(1)

10.16 Subscription and Shareholder Agreement dated March 31, 2000 between Michael Shilling and WinsLoew Furniture, Inc.(2.4)(2)

10.17 Subscription and Shareholder Agreement dated March 31, 2000 between Jerry Schilling and WinsLoew Furniture, Inc.(2.5) (2)

10.18   *   Employment Agreement dated March 31, 2000 between Jerry
            Shilling and Wabash Valley Manufacturing, Inc.(2.2)(2)

10.19 Subscription and Shareholder Agreement dated June 16, 2000 between Donald N. Clark and WinsLoew Furniture, Inc. (10.37)(3)

10.20 Trust Indenture dated May 1, 2000 between The Industrial Development Board Of The City Of Haleyville, Alabama and First Commercial Bank (As Trustee).(10.45) (3)

10.21       Lease Agreement dated May 1, 2000 by and between The
            Industrial Development Board Of The City Of Haleyville, Alabama and Winston Properties, Inc.(10.44) (3)


10.22 Stock Purchase Agreement by and among Loewenstein, Inc., The Woodsmiths Company, Inc. and Raynor E. Baldwin dated as of March 9, 2001 (10.1)(4)


10.23 Stock Purchase Agreement by and among WLFI Holdings, Inc., WinsLoew Furniture, Inc., Brown Jordan International, Inc. and The Stockholders Brown Jordan International, Inc.
            dated as of May 8, 2001. (1)(5)

10.24 Credit Agreement By and Among WinsLoew Furniture, Inc. and Canadian and Imperial Bank Of Commerce and other lenders and CIBC World Markets Corp dated as of May 8, 2001. (10.2)(6)

10.25       Interest Rate Swap Agreement among WinsLoew Furniture, Inc.
            and Canadian Imperial Bank of Commerce, dated as of August 6, 2001. (10.2) (7)

10.26 First Amendment To Credit Agreement entered into by and among WinsLoew Furniture, Inc., and the Lenders and Canadian and Imperial Bank of Commerce, as Administrative agent for the Lenders, dated as of December 14, 2001. (1)(8)

10.27 Limited Waiver Regarding Financial Covenants among WinsLoew Furniture, Inc., certain financial institutions known as Lenders, Canadian Imperial Bank of Commerce, as administrative agent for Lenders, CIBC, INC., as Swing Line Lender, Antares Capital Corporation and Heller Financial, Inc., as Co-Syndication Agents and General Electric Capital Corporation, as Documentation Agent for Lenders. dated as of October 12, 2001. (10.46)(9)


10.28 Guaranty Reimbursement Agreement, dated as of March 19, 2003, among the Company, Holdings, the "Subsidiary Obligors" named therein, and Trivest. (10.53)(10)

10.29 Security Agreement, dated as of March 19, 2003, among the Company, Holdings, the "Subsidiary Grantors" named therein, and Trivest. (10.54) (10)

10.30       Intercreditor  and  Subordination   Agreement,  dated  as   of
            March 19, 2003, among Canadian Imperial Bank of Commerce, as Administrative Agent, Trivest, the Company, Holdings and the other "Loan Parties" named therein. (10.55)(10)


10.31   *   Amendment to Management Agreement between the Company and Trivest
            Partners LP dated March 19, 2003(11)

10.32   *   Letter Agreement between the Company and Bobby Tesney dated
            January 16, 2002 (11)

10.33   *   Employment Agreement between the Company and Bruce R. Albertson dated January 25, 2002(11)

10.34 Second Amendment to the Credit Agreement and Limited Waiver dated March 19, 2003 (11)




12.1        Statement of Computation of Ratio of Earnings to Fixed Charges(11)

21.1        Subsidiaries of the Registrant(11)

99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002


            (1) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's S- 4 Filed November 18, 1999

            (2) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed April 11, 2000

            (3) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10- K Filed March 16, 2001

            (4)  Incorporated by reference to the exhibits, shown in
                 parentheses and filed with the Registrant's 10- Q Filed May 14, 2001

            (5) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed May 23, 2001

            (6) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10-Q Filed August 10, 2001

            (7) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10-Q Filed November 8, 2001

            (8) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed December 21, 2001

            (9) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10- K Filed March 27, 2002

           (10) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed March 21, 2003

           (11)  Filed herewith


     (b)   Reports on Form 8-K

           The registrant filed no Form 8-K for the quarter ended
           December 31, 2002. The Registrant filed a Form 8-K on
           March 21, 2003.


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

                                   SIGNATURES


     Pursuant to the requirements of our Senior Subordinated Indenture , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Brown Jordan International, Inc.

Date: April 15, 2003          By: /s/Bruce R. Albertson
                                 ------------------
                            Bruce R. Albertson
                            President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

     Signature                      Title                           Date
-----------------------        ----------------              -----------------
/s/ Bruce R. Albertson         President, Chief                April 15, 2003
----------------------
Bruce Albertson                Executive Officer
                               and Director
                               (Principal Executive
                                   Officer)

/s/ Vincent A. Tortorici, Jr.  Vice President and              April 15, 2003
-----------------------------
Vincent A. Tortorici, Jr.      Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)

/s/ Earl W. Powell             Chairman of the Board           April 15, 2003
------------------
Earl W. Powell

/s/ Bobby Tesney_              Vice-Chairman and               April 15, 2003
-----------------              Director
Bobby Tesney

/s/ Richard Meringolo          Director                       April, 15, 2003
---------------------
Richard Meringolo

/s/ David M . Solomon          Director                        April 15, 2003
---------------------
David M. Solomon


/s/ Derek McDowell__           Director                        April 15, 2003
-------------------
Derek McDowell


/s/ Walter J. Olson III        Director                        April 15, 2003
-----------------------
Walter J. Olson III

/s/ James D. Carreker          Director                        April 15, 2003
---------------------
James D. Carreker

/s/ Robert Koehn               Director                        April 15, 2003
----------------
Robert Koehn

/s/ Michael J. Fourticq, Sr.   Director                        April 15, 2003
----------------------------
Michael J. Fourticq, Sr.





                          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                          BROWN JORDAN INTERNATIONAL, INC.

                          December 31, 2002


--------------------------------- --------------- ------------------ -- ----------------- ----- ----------------- ----- ------------
                                    Balance at       Charged To            Charged To                                     Balance at
                                    Beginning         Costs and              Other                                            End
             Description            Of Period          Expense              Accounts               Deductions              Of Period
--------------------------------- --------------- ------------------ -- ----------------- ----- ----------------- ----- ------------

Year ended December
31, 2000 Allowance
for doubtful

accounts                           $2,098,000      $   672,046           $  250,000       (3)    $    81,025      (1)    $3,101,071

Year ended December
31, 2001 Allowance
for doubtful

accounts                           $3,101,071      $  (402,847)          $  530,972       (3)    $   109,621      (1)    $3,338,817

Year ended December
31, 2002 Allowance
for doubtful

accounts                           $3,338,817      $    64,397           $      -                $(1,138,205)     (1)    $2,265,009


--------------------------------- --------------- ------------------ -- ----------------- ----- ----------------- ----- ------------
                                    Balance at       Charged To            Charged To                                     Balance at
                                    Beginning         Costs and              Other                                            End
             Description            Of Period          Expense              Accounts               Deductions              Of Period
--------------------------------- --------------- ------------------ -- ----------------- ----- ----------------- ----- ------------
Year ended December 31, 2000
Allowance  for excess and
 obsolete
 inventory                         $1,199,000      $   (48,738)          $  300,000       (3)    $  (366,491)     (2)    $1,083,771


Year ended December 31, 2001
Allowance  for excess and
 obsolete
 inventory                         $1,083,771      $ 1,426,909           $3,196,448       (3)    $(2,279,955)     (2)    $3,427,173


Year ended December 31, 2002
Allowance  for excess and
 obsolete
 inventory                         $3,427,173      $ 2,245,498           $      -                $(3,657,143)     (2)    $2,015,528


     (1) Uncollectible  accounts receivable  written-off
     (2) Excess and obsolete inventory written-off
     (3) Amounts established as a result of acquisitions


                                  EXHIBIT 12.1

                BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES




                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------------

                                                     2002           2001           2000        1999        1998
                                                                           (In thousands)
                                                 ------------------------------------------------------------------

Income Statement Data:
Income (loss)  before income taxes, cumulative
effect of change in accounting principle and
extraordinary items                                   $2,515         $(974)      $13,888     $27,850     $29,247
items


Add:                                                  34,815         35,277       27,462       9,213         884
        Fixed charges


                                                      37,330         34,303       41,350      37,063      30,131
Earnings as defined


Fixed charges
        Interest expense ( including
        amortization of debt expense )                33,555         34,358       27,114       8,910         635

        Estimated interest portion of rent             1,260            919          348         303         249
        expense

        Total fixed charges                           34,815         35,277       27,462       9,213         884

        Ratio of earnings to fixed                      1.1x           1.0x         1.5x        4.0x       34.1x
        charges



                                             EXHIBIT 21.1

                    SUBSIDIARIES OF BROWN JORDAN INTERNATIONAL, INC.


                                                                 State or Other
                                                                Jurisdiction of
                                                                Incorporation or
                                    Name                           Organization
                    --------------------------------------     -----------------

             1      Winston Furniture Company of Alabama,             Alabama
                    Inc.

                             2 Loewenstein, Florida
                                      Inc.

             3      Charter Furniture Company                       California

             4      Wabash Valley Manufacturing, Inc.                Indiana

             5      BJCLW Holdings, Inc.                             Delaware

             6      BJI Employee Services, Inc.                      Florida

                                 CERTIFICATIONS


I, Bruce R. Albertson, President and Chief Executive Officer, certify that:


1. I have reviewed this annual report on Form 10-K of Brown Jordan International, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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




                                        By:/s/  Bruce R. Albertson
   April 15, 2003                        Bruce R. Albertson
                                         President and Chief Executive Officer

                                 CERTIFICATIONS

I, Vincent A. Tortorici, Jr., Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Brown Jordan International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





   April 15, 2003                       By:/s/  Vincent A. Tortorici, Jr.
                                           ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

                                  Exhibit 99.1
                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Brown Jordan International, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce R. Albertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                        By:/s/  Bruce R. Albertson
   April 15, 2003                     Bruce R. Albertson
                                         President and Chief Executive Officer




                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Brown Jordan International, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent A. Tortorici, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 April 15, 2003                         By:/s/  Vincent A. Tortorici, Jr.
                                           ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

                                   AMENDMENT
                                       to
                              MANAGEMENT AGREEMENT

     This Amendment (this "Amendment") is made and entered into as of March 19, 2003, by and between BROWN JORDAN INTERNATIONAL, INC. (F/K/A WINSLOEW FURNITURE, INC.), a Florida corporation (the "Company"), and TRIVEST PARTNERS, L.P., a Florida limited partnership or its successors ("Trivest").


                             Preliminary Statements:

     A. On August 27, 1999, the Company entered into a Management Agreement, as amended by that certain amendment, dated as of May 8, 2001 (as may be amended or modified from time to time, the "Management Agreement") with Trivest II, Inc., which assigned its rights and obligations thereunder to Trivest pursuant to an Assignment and Assumption Agreement among the Company, Trivest II, Inc. and Trivest effective as of January 1, 2000.

     B. The Company is the borrower under the Credit Agreement, dated May 8, 2001, executed by the Company, as borrower, the financial institutions listed therein as Lenders (collectively, the "Senior Lenders"), CIBC Inc., as swing line lender, Canadian Imperial Bank of Commerce, acting through on or more of its agencies, branches or affiliates as Administrative Agent (the "Administrative Agent"), Antares Capital Corporation and Heller Financial, Inc., each as Co-Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (as amended or modified from time to time, the "Senior Credit Agreement").

     C. The Senior Lenders have agreed to waive certain financial covenant defaults and to modify the Senior Credit Agreement pursuant to the Second Amendment to Credit Agreement and Limited Waiver, of even date herewith, by and among the Company, the Senior Lenders, the "Credit Parties" referred to therein, and Canadian Imperial Bank of Commerce, as Administrative Agent for the Senior Lenders (the "Second Amendment"). As a condition precedent to the effectiveness of the Second Amendment, the Senior Lenders require that Trivest, an affiliate of Brown Jordan, execute this Amendment reducing the cash payment of the Base Compensation set forth in Section 6(a) of the Management Agreement to $350,000 per annum.

     D. The Company and Trivest desire to amend the Management Agreement to decrease the cash payment of the Base Compensation from $770,000 to $350,000 per year for Fiscal Year 2003 and the First Fiscal Quarter in 2004 (as such periods are defined in the Senior Credit Agreement).


                                   Agreement:

     1. Amendment to Section 6(a). Section 6(a) of the Management Agreement is hereby amended by adding the following provisos after "(the "Base Compensation")" in the first sentence of such Section: "; provided, that the cash portion of the Base Compensation during fiscal year 2003 and the first fiscal quarter of 2004 shall be limited to $350,000 per annum; and, provided, further, that the non-cash portion of the Base Compensation shall only be paid in accordance with the restrictions set forth in subsection 1.4I of the Second Amendment"

     2. References. All references in the Management Agreement to "this Agreement" shall hereafter refer to the Agreement as amended hereby.

     3.   Counterparts.   This   Amendment  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     4. Full Force and Effect. The Management Agreement, as amended by this Amendment, shall continue in full force and effect, and nothing herein contained shall be construed as a waiver or modification of existing rights or obligations, under the Management Agreement, except as such rights or obligations are expressly modified hereby.



                    [SIGNATURES APPEAR ON THE FOLLOWING PAGE]

     IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first above written.

                             BROWN JORDAN INTERNATIONAL, INC.


                             By:
                                  Vincent A. Tortorici, Jr.
                                  Vice President, Chief Financial Officer
                                  TRIVEST PARTNERS, L.P..



                             By:  Trivest III, Inc., its general partner

                                         By:
                                              Name:  Derek A. McDowell
                                              Title:  Senior Vice President

January 16, 2002



Mr. Bobby Tesney
1076 Greymoor Road
Birmingham, AL  35242

Dear Bobby:

Following our discussions of yesterday, I wanted to confirm to you the transition plan and compensation arrangement that I will submit to the Board of Directors for approval next Thursday. This plan assumes that Bruce Albertson accepts our offer to be CEO starting January 25, 2002, and that the board ratifies our actions in hiring Bruce and changing your status.

    o     Position:              Vice Chairman

    o     Salary:                $400M p.a. until April 30
                                 $250M p.a. until July 31
                                 $150M p.a. until December 31

    o     Bonus for 2002:        $200M  to $300M  at the discretion of the Board
                                 of Directors.

    o Benefits: Company paid basic family medical coverage and Executive Medical Reimbursement Plan. Disability insurance currently maintained @ salary level. Cellular phone as currently handled. Car title assigned to you. Shoal Creek membership equity to Company. Company will pay Greystone monthly dues until September, 2002. Maintain life insurance programs. Participation in Executive Retirement Plan through December 31, 2002.

    o     Stock Options:         One-half  of  options granted  October  2, 2001
                                 with same vesting schedule.

    o     Term:                  Service  at  the  discretion  of  the Board  of
                                 Directors.  Automatic  termination   on  Change
                                 of Control.

    o     Termination Notice:    If  the  Board  of Directors seeks to terminate
                                 your employment, you will receive six months advance notice or six months continued pay.

Effective January 1, 2003, your salary will be $100,000 per annum without a bonus arrangement. Your benefits will remain in place and the term and termination notice will remain the same.


During the CEO transition period (2002), you have agreed to work full-time until Bruce notifies us that he has completed the transition necessary to be fully effective.

Specifically, I would expect that you would work closely with Bruce to:

    o   Develop a revised organizational structure.

    o Hire the appropriate executives to implement the revised organizational structure.

    o   Oversee the selling of the Tropicraft and Texacraft facilities.

    o Oversee the Southern Woods operation, enhance its profitability and prepare it for sale.

    o   Oversee  the  new  Pompeii  facility  and   make  sure   it  is  running
        efficiently.

    o   Facilitate Bruce's meeting of our employees and customers.

    o   Attend various trade shows.

The foregoing points are not meant to be all-inclusive and I'm sure you and Bruce will develop additional issues to deal with.

Bobby, I very much appreciate the way you have handled your request that we transition your CEO responsibilities to someone else. Your loyalty, cooperation and friendship are very much appreciated.

We look forward to continuing our relationship and working together to build WinsLoew into the best furniture business anywhere.


                                   Sincerely,




                                 Earl W. Powell
                                 Chairman and Chief Executive Officer

EWP/kc

                                                               Execution Copy

                              EMPLOYMENT AGREEMENT

     This Employment Agreement ("Agreement") is made and entered into as of January 25, 2002 by and between WINSLOEW FURNITURE, INC., a Florida corporation (the "Company"), and BRUCE R. ALBERTSON (the "Executive").

                                    Recitals
                                    --------

     A. The Company desires to employ the Executive on the terms and subject to the conditions set forth in this Agreement.

     B. The Executive is willing to make his services available to the Company on the terms and subject to the conditions hereinafter set forth.

     C. The Board (as defined below) has approved the execution and delivery by the Company of this Agreement.

                                    Agreement
                                    ---------

     NOW, THEREFORE, in consideration of the premises and mutual covenants set forth herein, the parties agree as follows:

     1. Employment.

     1.1. General. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve the Company on the terms and conditions set forth herein.

     1.2. Duties of Executive. During the term of this Agreement, the Executive shall serve as President and Chief Executive Officer of the Company, shall diligently perform all services as may be assigned to him by the Company's Board of Directors or any authorized Committee of the Board of Directors (the full Board or such Committee, as the case may be, is referred to herein as the "Board"), and shall exercise such power and authority as may from time to time be delegated to him by the Board. The Executive shall devote his full time and attention to the business and affairs of the Company, render such services to the best of his ability, and use his best efforts to promote the interests of the Company.

     1.3. Place of Performance. In connection with his employment under this Agreement, Executive shall perform his duties and responsibilities hereunder primarily from an office located in South Florida, except for required travel on the Company's business.

     2. Term.

     2.1. Initial Term. The initial term of this Agreement, and the employment of the Executive hereunder, shall be for the 3-year period commencing on the date hereof (the "Initial Term"), unless sooner terminated in accordance with the terms and conditions hereof.

     2.2. Renewal Terms. The Initial Term of this Agreement, and the employment of the Executive hereunder, may be renewed and extended for such period or periods as may be mutually agreed to by the Company and the Executive in a written supplement to this Agreement signed by the Executive and the Company ("Written Supplement"). If this Agreement is not so renewed and extended prior to the expiration of the Initial Term, this Agreement, and the employment of the Executive hereunder, shall automatically terminate upon the expiration of the Initial Term.

     3. Compensation.

     3.1. Base Salary. The Executive shall receive a base salary (the "Base Salary") at the annual rate of not less than $400,000 for the Initial Term, with such Base Salary payable in installments consistent with the Company's normal payroll schedule, subject to applicable withholding and other taxes. The Base Salary shall be reviewed, at least annually, for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time. If the term of this Agreement shall be renewed and extended as provided in Section 2.2 hereof, then during such renewal term of his employment hereunder, the Executive shall be paid a base salary as set forth in the Written Supplement.

     3.2. Incentive Compensation.

     (a) In addition to the Base Salary, the Executive shall be entitled to receive annual incentive compensation ("Incentive Compensation"), in the amount determined pursuant to this Section 3.2, for each fiscal year ending during the term of this Agreement commencing with fiscal 2002 for which the Company has Operating Earnings (as hereafter defined) of at least fifty percent (50%) of the Target Earnings (as hereinafter defined) of the Company for such year. For purposes of this Section 3.2, "Operating Earnings" shall mean the consolidated operating earnings of the Company as determined in accordance with generally accepted accounting principles ("GAAP"), consistently applied with the Company's past practices, provided, however, that such Operating Earnings shall not reflect (i.e., shall not be reduced by) any amortization of goodwill. The determination of Operating Earnings made by the Company (as confirmed by its annual audit) shall be final and binding on the parties to this Agreement. For purposes of this Section 3.2, the "Target Earnings" of the Company shall be as determined by the Board of Directors. The Board of Directors shall have the right to modify, at any time and in its sole discretion, any previously established "Target Earnings" for reasons such as, but not limited to, any acquisition, disposition, merger, reorganization, liquidation, dissolution or other transaction involving the Company or any of its subsidiaries, or other extraordinary or significant events or changes in circumstances relating to the Company or any of its subsidiaries, businesses or operations.

     (b) The amount of the Executive's Incentive Compensation for each fiscal year shall be determined by multiplying (i) the amount of the Base Salary for that year times (ii) the fraction (the "Earnings Ratio") obtained by dividing the Operating Earnings by the Target Earnings; provided, however, that if the Earnings Ratio is less than 50%, no Incentive Compensation shall be paid to the Executive for that fiscal year; and provided, further, that at no time shall the Earnings Ratio exceed 110%.

     (c) Notwithstanding the provisions of subsection (b) above, the amount of the Incentive Compensation for fiscal year 2002 shall be at least $200,000 but no more than $350,000, unless otherwise determined by the Board in its discretion.

     (d) For purposes of this Agreement, the amount of Incentive Compensation payable with respect to any fiscal year (net of any tax or other amount properly withheld therefrom) shall be paid by the Company to Executive within one hundred twenty (120) days after the end of the fiscal year; provided, however, that any amount paid shall be subject to increase or decrease based upon the final results of any audited financial statements with respect to such year if delivered subsequent to the payment of the Incentive Compensation.

     3.3. Stock Options. Contemporaneously herewith, the Company's parent, WLFI Holdings, Inc., is granting the Executive non-qualified stock options to purchase an aggregate of 19,074 shares of the Company's common stock, par value $0.01 per share, pursuant to the stock option agreements attached hereto as Exhibit A and Exhibit B. The exercise price for options shall be as set forth in the respective option agreement.

     3.4. Additional Bonus.

     (a) Following a Change of Control (as defined below), the Company shall pay to the Executive, in addition to any other amounts payable to the Executive hereunder, a one time bonus ("Change of Control Bonus") based upon the consideration per share paid to the Company's shareholders in the Change of Control as follows:

    Per Share Consideration:                            Change of Control Bonus:

    Less than $222                                          No Bonus
    Greater than or equal to $222 but less than $333        $1 million
    Greater than or equal to $333 but less than $444        $2 million
    Greater than or equal to $444 but less than $555        $3 million
    Greater than or equal to $555                           $4 million


     (b) For the purposes hereof, "Change of Control" shall mean a reorganization, merger, consolidation or other form of corporate transaction or series of transactions or the sale or issuance, or series of related sales or issuances, of capital stock of the Company in any single transaction or series of related transactions, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such transaction, sale or issuance do not, immediately thereafter, own more than 25% of the combined voting power entitled to vote generally in the election of directors of the Company's then outstanding voting securities, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale or issuance is subsequently abandoned).

     (c) For purposes of this Agreement, the amount of any Change of Control Bonus payable with respect to any Change of Control (net of any tax or other amount properly withheld therefrom) shall be paid by the Company to Executive within one hundred twenty (120) days following the consummation of the Change of Control.

     4. Expense Reimbursement and Other Benefits.

     4.1. Reimbursable Expenses. During the term of the Executive's employment hereunder, the Company, upon the submission of proper substantiation by the Executive, shall reimburse the Executive for all reasonable expenses actually and necessarily paid or incurred by the Executive in the course of and pursuant to the business of the Company.

     4.2. Other Benefits. The Executive shall be entitled to participate in all medical and hospitalization, group life insurance, and any and all other plans as are presently and hereinafter provided by the Company to its executives. The Executive shall be entitled to three weeks of paid vacation in accordance with the Company's prevailing policy for its executives; provided, however, that in no event may a vacation be taken at a time when to do so could, in the reasonable judgment of the Board, adversely affect the Company's business.

     4.3. Club Membership. The Company shall also pay for the Executive's membership dues for a private club in an amount to be mutually agreed upon by the Company and the Executive.

     4.4. Company Car. The Company shall provide the Executive with a new car every three years during the Initial Term or any period thereafter for use in connection with his employment hereunder by reimbursing the Executive for lease payments actually made by the Executive on the terms and in the amounts approved by the Board.

     4.5. Working Facilities. The Company shall furnish the Executive with an office, secretarial help and such other facilities and services suitable to his position and adequate for the performance of his duties hereunder.

    5. Termination.

     5.1. Termination for Cause. The Company shall at all times have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder for "Cause" (as defined below in this paragraph 5.1). Upon any termination pursuant to this Section 5.1, the Executive shall be entitled to be paid his Base Salary to the date of termination and the Company shall have no further liability hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.1). For purposes of this Agreement, the term "Cause" shall mean (i) the willful failure or refusal of the Executive to perform the duties or render the services assigned to him from time to time by the Board,
(ii) gross negligence or misconduct by the Executive in the performance of his duties to the Company, (iii) the charging or indictment of the Executive in connection with a felony, (iv) the association, directly or indirectly, of the Executive, for his profit or financial benefit, with any person, firm, partnership, association, entity or corporation that competes, in any material way, with the Company, (v) the disclosing or using of any material trade secret or confidential information of the Company at any time by the Executive, except as required in connection with his duties to the Company, (vi) the breach by the Executive of his fiduciary duty or duty of trust to the Company, or (vii) any breach or unsatisfactory performance by the Executive of any of the terms or provisions of this Agreement or any other agreement with the Company or any of its subsidiaries (whether written or oral), which is not cured within twenty
(20) business days after the Company gives written notice of such breach or unsatisfactory performance to the Executive.

     5.2. Disability. The Company shall at all times have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, if the Executive shall, as the result of mental or physical incapacity, illness or disability, become unable to perform his duties hereunder for in excess of ninety (90) days in any 12-month period. Upon any termination pursuant to this Section 5.2, the Company shall pay to the Executive any unpaid amounts of his Base Salary and Incentive Compensation accrued through the effective date of termination and the Company shall have no further liability hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of
Section 4.1).

     5.3. Death. In the event of the death of the Executive during the term of his employment hereunder, the Company shall pay to the estate of the deceased Executive any unpaid amounts of his Base Salary and Incentive Compensation accrued through the date of his death and the Company shall have no further liability hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of the Executive's death, subject, however to the provisions of Section 4.1).

     5.4. Termination Without Cause. At any time the Company shall have the right to terminate the Executive's employment hereunder by written notice to the Executive; provided, however, that, the Company shall (i) pay to the Executive any unpaid Base Salary and Incentive Compensation accrued through the effective date of termination specified in such notice, (ii) pay Executive's Base Salary in the manner set forth in Section 3.1 hereof until the date which is twelve months following such effective date (the "Severance Date") and (iii) if such effective date is after January 1, 2003, pay to the Executive on the Severance Date an amount equal to a pro rata portion of the Incentive Compensation paid to the Executive for the fiscal year immediately preceding the effective date, if any, based on the number of days elapsed in the current fiscal year prior to the Severance Date. After payment of such amounts, the Company shall have no further liability hereunder (other than for reimbursement for reasonable business expenses incurred prior to the date of termination, subject, however to the provisions of Section 4.1).

     6.       Restrictive Covenants.

     6.1. Non-competition. While employed by the Company and for a period of one year following the date his employment is terminated hereunder, the Executive shall not, directly or indirectly, engage in or have any interest in any sole proprietorship, partnership, corporation or business or any other person or entity (whether as an employee, officer, director, partner, agent, security holder, creditor, consultant or otherwise) that directly or indirectly engages in competition with the Company in any state, country, commonwealth, territory or other place in which the Company sells its products (it being agreed that for all purposes of this Section 6, "the Company" shall include all of its subsidiaries).

     6.2. Nondisclosure. The Executive shall not divulge, communicate, use to the detriment of the Company or for the benefit of any other person or persons, or misuse in any way, any trade secrets or confidential information pertaining to the business of the Company. Any confidential information, trade secrets or data now known or hereafter acquired by the Executive with respect to the business of the Company (which shall include, but not be limited to, information concerning the Company's financial condition, prospects, customers, sources of leads, methods of doing business, and the manner of design, manufacture, financing, marketing and distribution of the Company's products) shall be deemed a valuable, special and unique asset of the Company that is received by the Executive in confidence and as a fiduciary, and Executive shall remain a fiduciary to the Company with respect to all of such information.

     6.3. Nonsolicitation of Employees and Customers. While employed by the Company and for a period of three years following the date his employment is terminated hereunder, the Executive shall not, directly or indirectly, for himself or for any other person, firm, corporation, partnership, association or other entity, (i) attempt to employ or enter into any contractual arrangement with any employee or former employee of the Company, unless such employee or former employee has not been employed by the Company for a period in excess of six months, and/or (ii) call on or solicit any of the actual or targeted prospective customers or clients of the Company, nor shall the Executive make known the names and addresses of such customers or any information relating in any manner to the Company's trade or business relationships with such customers.

     6.4. Books and Records. All books, records, and accounts relating in any manner to the customers or clients of the Company, whether prepared by the Executive or otherwise coming into the Executive's possession, shall be the exclusive property of the Company and shall be returned immediately to the Company on termination of the Executive's employment hereunder or on the Company's request at any time.

     7. Injunction. It is recognized and hereby acknowledged by the parties hereto that a breach by the Executive of any of the covenants contained in
Section 6 of this Agreement will cause irreparable harm and damage to the Company, the monetary amount of which may be virtually impossible to ascertain. As a result, the Executive recognizes and hereby acknowledges that the Company shall be entitled to an injunction from any court of competent jurisdiction enjoining and restraining any violation of any or all of the covenants contained in Section 6 of this Agreement by the Executive or any of his affiliates, associates, partners or agents, either directly or indirectly, and that such right to injunction shall be cumulative and in addition to whatever other remedies the Company may possess.

     8. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

     9. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and, upon the commencement of the Initial Term of this Agreement, shall supersede all prior agreements, understandings and arrangements, both oral and written, between the Executive and the Company (or any of its respective affiliates) with respect to such subject matter, including, without limitation, that certain letter agreement dated January 15, 2002 between the Executive and Trivest, Inc. This Agreement may not be modified in any way unless by a written instrument signed by both the Company and the Executive.

     10. Notices. Any notice required or permitted to be given hereunder shall be deemed given when delivered by hand or when deposited in the United States mail, by registered or certified mail, return receipt requested, postage prepaid, (i) if to the Company, to the address of the Company's principal offices in Pompano Beach, Florida (with a copy to Trivest, Inc., 2665 South Bayshore Drive, Eighth Floor, Miami, Florida 33133, Attention: Earl W. Powell, President and Chief Executive Officer), and (ii) if to the Executive, to his address as reflected on the payroll records of the Company, or to such other address as either party hereto may from time to time give notice of to the other.

     11. Benefits; Binding Effect. This Agreement shall be for the benefit of and binding upon the parties hereto and their respective heirs, personal representative, legal representatives, successors and, where applicable, assigns, including, without limitation, any successor to the Company, whether by merger, consolidation, sale of stock, sale of assets or otherwise; provided, however that the Executive shall not delegate his employment obligations hereunder, or any portion thereof, to any other person.

     12. Severability. The invalidity of any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part thereof, all of which are inserted conditionally on their being valid in law, and, in the event that any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall be declared invalid, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, or section or sections had not been inserted. If such invalidity is caused by length of time or size of area, or both, the otherwise invalid provision will be considered to be reduced to a period or area which would cure such invalidity.

     13. Waivers. The waiver by either party hereto of a breach or violation of any term or provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach or violation.

     14. Damages. Nothing contained herein shall be construed to prevent the Company or the Executive from seeking and recovering from the other damages sustained by either or both of them as a result of its or his breach of any term or provision of this Agreement. In the event that either party hereto brings suit for the collection of any damages resulting from, or for the injunction of any action constituting, a breach of any of the terms or provisions of this Agreement, then the party found to be at fault shall pay all reasonable court costs and attorneys' fees of the other.

     15. Section Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     16. No Third Party Beneficiary. Nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any person other than the Company, the parties hereto and their respective heirs, personal representatives, legal representatives, successors and assigns, any rights or remedies under or by reason of this Agreement.

         IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                           WINSLOEW FURNITURE, INC.


                           By:
                               ________________________________________
                               Earl W. Powell
                               Chairman of the Board




                           EXECUTIVE


                           ____________________________________________
                           Bruce R. Albertson

                        BROWN JORDAN INTERNATIONAL, INC.

                                SECOND AMENDMENT

                     TO CREDIT AGREEMENT AND LIMITED WAIVER


     This SECOND AMENDMENT TO CREDIT AGREEMENT AND LIMITED WAIVER (this "Agreement") is dated as of March 19, 2003 and entered into by and among Brown Jordan International, Inc. (f/k/a WinsLoew Furniture, Inc.), a Florida corporation ("Borrower"), the financial institutions listed on the signature pages hereof, the Credit Support Parties (as defined in Section 6 hereof) listed on the signature pages hereof and Canadian Imperial Bank of Commerce, as Administrative Agent for Lenders ("Administrative Agent"), and is made with reference to that certain Credit Agreement dated as of May 8, 2001, (as amended or modified from time to time, the "Credit Agreement"), by and among Borrower, the financial institutions party from time to time thereto ("Lenders"), CIBC Inc., as swing line lender, Administrative Agent and CIBC World Markets Corp., as lead arranger and bookrunner. Capitalized terms used herein without definition shall have the same meanings herein as set forth in the Credit Agreement.

                                    RECITALS

     WHEREAS, Borrower and Lenders desire to amend the Credit Agreement (i) to reduce the Revolving Loan Commitments, (ii) to adjust certain of the financial covenants, and (iii) to adjust certain of the definitions in the Credit Agreement and (iv) to make certain other amendments as set forth below;


     WHEREAS, Borrower and Lenders desire to waive compliance by Borrower with certain of financial covenants contained in the Credit Agreement;


     WHEREAS, in consideration of the amendments and waivers provided for herein, Borrower has agreed to (i) reduce the cash payments made to Trivest under the Trivest Management Agreement, (ii) comply with certain additional financial covenants, (iii) deliver various financial information and (iv) undertake various other actions as set forth below.


     NOW, THEREFORE, in consideration of the premises and the agreements, provisions and covenants herein contained, the parties hereto agree as follows:


     Section 1. AMENDMENTS TO THE CREDIT AGREEMENT

     1.1 Amendments to subsection 1.1: Certain Defined Terms

     A. The definition of "Applicable LIBOR Margin" in subsection 1.1 of the Credit Agreement is hereby amended by adding at the end thereof the phrase "provided further that from the Second Amendment Effective Date until the later of (1) March 31, 2004 or (2) the date on which the audited financial statements for Fiscal Year 2003 have been delivered to Administrative Agent and the Lenders, the Applicable LIBOR Margin for Term Loans that are LIBOR Loans shall be 5.00% per annum and the Applicable LIBOR Margin for Revolving Loans that are LIBOR loans shall be 4.50% per annum".

     B. The definition of "Consolidated EBITDA" in subsection 1.1 of the Credit Agreement is hereby amended by adding after the phrase "(v) total amortization expense," the phrase "(vi) any amounts received by the Lenders pursuant to the Trivest III Guaranty on account of the Loans or amounts received by Borrower or any of its Subsidiaries under the Trivest III Reimbursement Agreement, (vii) amounts accrued but not paid under the Trivest Management Agreement during Fiscal Year 2003 pursuant to subsection 7.12 (provided such amounts will reduce Consolidated EBITDA when paid) and by renumbering clause (vi) as clause (viii)".

     C. Subsection 1.1 of the Credit Agreement is hereby amended by adding the following definitions in their respective alphabetical locations:

     (i) "Guaranty Subordination Agreement" means that certain Guaranty Subordination Agreement, dated as of March 19, 2003, among Borrower, Trivest III and Administrative Agent, in substantially the form attached as Exhibit B to the Second Amendment.

     (ii) "Second Amendment" means that certain Second Amendment to Credit Agreement, dated as of March 19, 2003, among Borrower, Administrative Agent and the various other parties thereto.

     (iii) "Second Amendment Effective Date" means the date the Second Amendment becomes effective.

     (iv) "Trivest III" means Trivest Fund III, L.P.

     (v) "Trivest III Guaranty" means that certain Trivest Guaranty, dated as of March 19, 2003, among Borrower, Trivest III and Administrative Agent, in substantially the form attached as Exhibit A to the Second Amendment.

     (vi) "Trivest III Reimbursement Agreement" means that certain Trivest III Reimbursement Agreement, dated as of March 19, 2003, between Borrower and Trivest III.

     (vii) "Trivest III Security Agreement" means that certain Trivest III Security Agreement, dated as of March 19, 2003, among Borrower, Trivest III and the various other parties thereto.

     1.2 Amendment to subsection 2.1A(ii): Revolving Loan Commitments

     A. The second sentence of subsection 2.1A(ii) is hereby amended by deleting the amount "$60,000,000" in the second sentence thereof and replacing it with the amount "$50,000,000".

     1.3 Amendment to subsection 2.2A: Rate of Interest

     A. The proviso in the last paragraph of subsection 2.2A of the Credit Agreement is hereby amended by deleting the word "and" at the end of subclause
(1) of such proviso and adding at the end of subclause (2) of such provision the phrase "and (3) from the Second Amendment Effective Date until the later of (a) March 31, 2004 or (b) the date on which the audited financial statements for Fiscal Year 2003 have been delivered to Administrative Agent and the Lenders, the Applicable LIBOR Margin for Term Loans that are LIBOR Loans shall be 5.00% per annum and the Applicable LIBOR Margin for Revolving Loans that are LIBOR loans shall be 4.50% per annum".

     1.4 Amendment to Section 7: Borrower's Negative Covenants

     A. Indebtedness. Subsection 7.1 of the Credit Agreement is hereby amended by adding at the end thereof the following subclause:

     "(vi) Borrower and the Subsidiary Guarantors may become and remain liable with respect to reimbursement obligations owed to Trivest III in connection with payments made by Trivest III pursuant to the Trivest III Guaranty or in the Trivest III Reimbursement Agreement, provided that such obligations are subordinated to the Obligations pursuant to a subordination agreement in substantially the form attached as Exhibit B to the Second Amendment; and provided further that any interest owing with respect to such reimbursement obligations shall be capitalized and shall not be payable until after repayment of the Obligations."

     In addition, subsection 7.1 of the Credit Agreement is hereby further amended by deleting the word "and" at the end of subclause (iv) thereof, by deleting the phrase "." at the end of subclause (v) thereof and by adding at the end of subclause (v) thereof the phrase "; and".

     B. Liens and Related Matters. Subsection 7.2A of the Credit Agreement is hereby amended by adding at the end thereof the following subclause:

     "(iv) Liens granted by Borrower and the Subsidiary Guarantors to secure obligations to Trivest III permitted by subsection 7.1(vi) pursuant to the Trivest III Security Agreement, provided that such Liens are subordinated to the Liens granted in favor of Administrative Agent securing the Obligations pursuant to a subordination agreement in substantially the form attached as Exhibit B to the Second Agreement."

     In addition, subsection 7.2A of the Credit Agreement is hereby further amended by deleting the word "and" at the end of subclause (ii) thereof, by deleting the phrase "." at the end of subclause (iii) thereof and by adding at the end of subclause (iii) thereof the phrase "; and".

     C. Maximum Consolidated Total Leverage Ratio. Subsection 7.6A of the Credit Agreement is hereby amended by deleting the Maximum Consolidated Total Leverage Ratios set forth for the 1st Fiscal Quarter of Fiscal Year 2003, the 2nd Fiscal Quarter of Fiscal Year 2003, the 3rd Fiscal Quarter of Fiscal Year 2003 and the 4th Fiscal Quarter of Fiscal Year 2003, respectively, and substituting in each case in lieu thereof the ratios set forth on Schedule I.A attached hereto.

     D. Maximum Consolidated Senior Leverage Ratio. Subsection 7.6B of the Credit Agreement is hereby amended by deleting the Maximum Consolidated Senior Leverage Ratios set forth for the 1st Fiscal Quarter of Fiscal Year 2003, the 2nd Fiscal Quarter of Fiscal Year 2003, the 3rd Fiscal Quarter of Fiscal Year 2003 and the 4th Fiscal Quarter of Fiscal Year 2003, respectively, and substituting in each case in lieu thereof the ratios set forth on Schedule I.B attached hereto.

     E. Minimum Interest Coverage Ratio. Subsection 7.6C of the Credit Agreement is hereby amended by deleting the Minimum Interest Coverage Ratios set forth for the 1st Fiscal Quarter of Fiscal Year 2003, the 2nd Fiscal Quarter of Fiscal Year 2003, the 3rd Fiscal Quarter of Fiscal Year 2003 and the 4th Fiscal Quarter of Fiscal Year 2003, respectively, and substituting in each case in lieu thereof the ratios set forth on Schedule I.C attached hereto.

     F. Minimum Fixed Charge Coverage Ratio. Subsection 7.6D of the Credit Agreement is hereby amended by deleting the Minimum Fixed Charge Coverage Ratios set forth for the 1st Fiscal Quarter of Fiscal Year 2003, the 2nd Fiscal Quarter of Fiscal Year 2003, the 3rd Fiscal Quarter of Fiscal Year 2003 and the 4th Fiscal Quarter of Fiscal Year 2003, respectively, and substituting in each case in lieu thereof the ratios set forth on Schedule I.D attached hereto.

     G. 2003 Minimum Consolidated EBITDA. Subsection 7.6 of the Credit Agreement is hereby amended by adding at the end thereof the following subsection 7.6F:

     "F. 2003 Minimum Consolidated EBITDA. Borrower shall not permit cumulative Consolidated EBITDA for the period beginning on January 1, 2003 and ending on the last day of each period set forth below to be less than the correlative amount indicated:

                    Period                        Minimum Consolidated EBITDA
      1st Fiscal Quarter, Fiscal Year 2003                $4,800,000
      2nd Fiscal Quarter, Fiscal Year 2003               $20,600,000
      3rd Fiscal Quarter, Fiscal Year 2003               $29,800,000
      4th Fiscal Quarter, Fiscal Year 2003               $45,500,000"


     H. Guaranty Fixed Charge Coverage Ratio. Subsection 7.6 of the Credit Agreement is hereby amended by adding at the end thereof the following subsection 7.6G:

     "G. Guaranty Fixed Charge Coverage Ratio. For the Period beginning on January 1, 2003 and ending on the last day of each Fiscal Quarter set forth below, Borrower shall not permit the ratio of (i) Consolidated EBITDA minus Consolidated Capital Expenditures to (ii) Consolidated Fixed Charges to be less than the correlative ratio indicated:

                  Period                         Minimum Guaranty Fixed Charge
                                                         Coverage Ratio
     2nd Fiscal Quarter, Fiscal Year 2003                 1.00:1.00
     4th Fiscal Quarter, Fiscal Year 2003                 1.00:1.00"


     I. Transactions with Shareholders and Affiliates. Subsection 7.12 of the Credit Agreement is hereby amended by adding after subclause (iv)(b) the phrase "or (c) in excess of an annual rate of $350,000, payable quarterly, during Fiscal Year 2003 and during Fiscal Year 2004 until the delivery of Borrower's audited financial statements for Fiscal Year 2003 showing compliance with the financial covenants contained in subsection 7.6;". The parties hereto expressly understand that the transactions contemplated hereby and by the Trivest III Guaranty, the Trivest III Security Agreement and the Trivest III Reimbursement Agreement shall be deemed not to breach any provision of subsection 7.12 of the Credit Agreement. Additionally, Borrower will be allowed to accrue the $420,000 payable under the Trivest Management Agreement during Fiscal Year 2003 and any amounts not paid during Fiscal Year 2004 as required to be suspended hereby, and such accrual will not be considered in determining any of the financial covenants specified in subsection 7.6 of the Credit Agreement. The accrued and unpaid amount for Fiscal Year 2003 shall not be paid without consent of Requisite Lenders, but the accrued and unpaid amount for Fiscal Year 2004 may be paid upon the delivery of Borrower's audited financial statements for Fiscal Year 2003 showing compliance with the financial covenants contained in subsection 7.6 of the Credit Agreement.

     J. Events of Default. Section 8 of the Credit Agreement is hereby amended by adding after subsection 8.16 the following subsection 8.17:

              8.17 Defaults Under Trivest III Guaranty and Guaranty
                            Subordination Agreement.
    ------------------------------------------------------------------------

     At any time after the execution and delivery thereof, (i) the Trivest III Guaranty or the Guaranty Subordination Agreement, for any reason other than the satisfaction in full of all obligations thereunder, shall cease to be in full force and effect (other than in accordance with their terms) or shall be declared to be null and void by a final, non-appealable judgment of a court of competent jurisdiction or (ii) any Loan Party or Trivest III shall contest or deny in writing the validity or enforceability of the Trivest III Guaranty or the Guaranty Subordination Agreement or deny in writing that it has any further liability under the Trivest III Guaranty or the Guaranty Subordination Agreement, to the extent applicable to such party:".

     In addition, Section 8 of the Credit Agreement is hereby further amended by deleting the phrase ":" at the end of subsection 8.16 and by adding at the end of subsection 8.16 the phrase "; or".

     Section 2. WAIVERS TO THE CREDIT AGREEMENT

     2.1 Waivers

     A. Waivers of Various Provisions of Subsection 6.1. The Requisite Lenders hereby waive any Potential Events of Defaults or Events of Default resulting from the failure to deliver certain items listed on Schedule II attached hereto, provided that such items (other than items 6. and 7. and 9.) are delivered prior to the Effective Date (as defined below).

     B. Waiver of Subsection 7.3(i) of the Credit Agreement. The Requisite Lenders hereby waive any Potential Events of Defaults or Events of Default arising from the failure to comply with subsection 7.3(i) of the Credit Agreement until the Effective Date.

     C. Permanent Waiver of Various Provisions of Subsection 7.6. The Requisite Lenders hereby permanently waive any Potential Events of Defaults or Events of Default arising from the failure to comply with (i) subsection 7.6A of the Credit Agreement to maintain a specified maximum Consolidated Total Leverage Ratio as of the end of the 2nd Fiscal Quarter of Fiscal Year 2002 and the 4th Fiscal Quarter of Fiscal Year 2002, (ii) subsection 7.6B of the Credit Agreement to maintain a specified maximum Consolidated Senior Leverage Ratio as of the end of the 4th Fiscal Quarter of Fiscal Year 2002, and (iii) subsection 7.6C of the Credit Agreement to maintain a specified minimum Interest Coverage Ratio for the four consecutive Fiscal Quarter periods ending on the 3rd Fiscal Quarter of Fiscal Year 2002 and the 4th Fiscal Quarter of Fiscal Year 2002.

     2.2 Limitation of Waivers

     A. Without limiting the generality of the provisions of subsection 10.6 of the Credit Agreement, the waivers set forth herein shall be limited precisely as written and relate solely to the failure of Borrower to deliver certain items referenced on Schedule II attached hereto and the noncompliance by Borrower with the provisions of subsections 7.3(i), 7.6A, 7.6B and 7.6C of the Credit Agreement as described in subsection 2.1 of this Agreement, and nothing in this Agreement shall be deemed to (a) constitute a waiver of compliance by Borrower with respect to (i) failure to deliver certain items referenced in Schedule II attached hereto or subsections 7.3(i), 7.6A, 7.6B or 7.6C of the Credit Agreement in any other instance or (ii) any other term, provision or condition of the Credit Agreement or any other instrument or agreement referred to therein (whether in connection with this Agreement or otherwise) or (b) prejudice any right, remedy or claim that Administrative Agent or any Lender may now have
(except to the extent such right, remedy or claim was based upon existing defaults that will not exist after giving effect to the waivers contained in this Agreement) or may have in the future under or in connection with the Credit Agreement or any other instrument or agreement referred to therein.
Notwithstanding the foregoing waivers contained in Section 2.1 of this Agreement, the parties agree that increased interest pursuant to subsection 2.2E of the Credit Agreement shall be payable from January 1, 2003 through the Effective Date.

     Section 3. COVENANTS

     3.1 Covenants

     A. In consideration of the waivers and amendments contained in Sections 1 and 2 of this Agreement, Borrower and each of the other Credit Support Parties, as applicable, covenant and agree as follows:

     (i) In addition to the financial reporting requirements in subsection 6.1 of the Credit Agreement, Borrower covenants and agrees as follows:

                (a) beginning with the month in which the Effective Date occurs, to deliver to Administrative Agent and Lenders, no later than 30 days after the end of each calendar month in Fiscal Year 2003, (1) the consolidating by product channel (National Accounts, Specialty Retail and Contract) statements of income of Borrower and its Subsidiaries for such period, setting forth in comparative form the corresponding figures for the corresponding periods from the previous Fiscal Year and from the corresponding figures contained in the Fiscal Year 2003 budget (other than a comparison of certain expenses that Borrower is unable to determine by product channel), and certified by the chief financial officer of Borrower that they fairly present, in all material respects, the financial condition of Borrower and its Subsidiaries as at the dates indicated, subject to changes resulting from audit and normal year-end adjustments, (2) a reasonable estimate of Borrower's consolidated 13-week cash flow forecast, including, anticipated receipts, disbursements and cash balances, setting forth in each case a description of receipts and disbursements since the most recently delivered cash flow forecast and a good faith description of any material deviations from such forecast, and
(3), as applicable, a compliance certificate showing compliance with the 2003 Minimum Consolidated EBITDA and Guaranty Fixed Charge Coverage Ratio covenants contained in subsections 7.6F and 7.6G of the Credit Agreement, respectively, all in reasonable detail. Additionally, the chief financial officer of Borrower shall deliver to Administrative Agent and Lenders, no later than 30 days after the end of each calendar month in Fiscal Year 2003 a narrative report describing the operations of Borrower and its Subsidiaries in the form prepared for presentation to senior management for such period, containing a management discussion and analysis of financial results by product channel; and

                (b) to deliver to Administrative Agent and Lenders, no later than 30 days after the end of each Fiscal Quarter in Fiscal Year 2003, (1) the consolidating by product channel (National Accounts, Specialty Retail and Contract) statements of income of Borrower and its Subsidiaries for such period, setting forth in comparative form the corresponding figures for the corresponding periods from the previous Fiscal Year and from the corresponding figures contained in the Fiscal Year 2003 budget (other than a comparison of certain expenses that Borrower is unable to determine by product channel) and certified by the chief financial officer of Borrower that they fairly present, in all material respects, the financial condition of Borrower and its Subsidiaries as at the dates indicated, subject to changes resulting from audit and normal year-end adjustments, and (2) a narrative report describing the operations of Borrower and its Subsidiaries in the form prepared for presentation to senior management for such period, containing a management discussion and analysis of financial results by product channel.

     (ii) Borrower covenants and agrees that during the period from June 1, 2003 to July 31, 2003 the aggregate principal amount of outstanding Revolving Loans and Swing Line Loans shall not exceed $20,000,000 for a period of at least 30 consecutive days, and during the period from July 1, 2003 through August 31, 2003 there shall be no outstanding Revolving Loans and Swing Line Loans for a period of at least 30 consecutive days.

     (iii) Borrower and each other Credit Support Party, as applicable, covenant and agree to deliver to Administrative Agent within 90 days after the Effective Date (or such later date, within 120 days after the Effective Date, as the Administrative Agent may agree) an agreement, satisfactory in form and substance to Administrative Agent and executed by the financial institution at which each Deposit Account of Borrower and each other Credit Support Party is maintained, pursuant to which such financial institution confirms and acknowledges Administrative Agent's security interest in such Deposit Account, and agrees that the financial institution will comply with instructions originated by Administrative Agent (individually or at the direction of the Requisite Lenders) in substantially the form attached as Exhibit C to this Agreement after the occurrence and during the continuance of an Event of Default specified in subsections 8.1, 8.6, 8.7, 8.9, 8.11, 8.12 or 8.17 of the Credit Agreement or after the occurrence and during the continuance of a Special Event of Default (as defined below) as to disposition of funds in the Deposit Account, without further consent by Borrower or any other Credit Support Party and waives its right to set off with respect to amounts in the Deposit Account. As used herein, "Special Event of Default" means, on or prior to the delivery of Borrower's monthly financial statements for December 2003 showing compliance with the financial covenants contained in subsection 7.6 of the Credit Agreement, there shall occur an Event of Default specified in subsection 8.3 of the Credit Agreement due to a breach of a covenant contained in Section 7 of the Credit Agreement (or if Borrower's audited financial statements for Fiscal Year 2003 show a breach of any of the financial covenants contained in subsection 7.6 of the Credit Agreement), which breach is not cured or waived within 30 days after notice to Borrower from Administrative Agent or Requisite Lenders of intent to deliver instructions in substantially the form attached as Exhibit C to this Agreement.

     (iv) Borrower covenants and agrees to deliver to Administrative Agent on or prior to the Effective Date, appraisals from American Appraisers of the value of the trade names of Holdings, Borrower and each other Credit Support Party as completed for Fiscal Year 2002 compliance with Statement of Financial Accounting Standards No. 142. If the appraisal methodology is disapproved by Requisite Lenders, then Borrower shall deliver a new satisfactory appraisal within 90 days after notice given within 10 days after the Effective Date from Requisite Lenders of such disapproval.

     (v) Borrower covenants and agrees that the Trivest III Guaranty, the Trivest III Security Agreement and the Trivest III Reimbursement Agreement will not be amended without the consent of the Administrative Agent and Requisite Lenders.

     B. No Grace Period. Borrower and the other Credit Support Parties, as applicable, agree that the delivery of financial statements and compliance certificates contained in subsection 3.1A(i) of this Agreement and the reduction of the Revolving Loans and Swing Line Loans contained in subsection 3.1A(ii) of this Agreement must be performed on or before the date indicated (the other covenants contained in subsection 3.1A of this Agreement being subject to subsection 8.5 of the Credit Agreement). Borrower and the other Credit Support Parties, as applicable, acknowledge that failure to comply with such provisions within the time frames specified will result in an Event of Default under the Credit Agreement.

     Section 4. CONDITIONS TO EFFECTIVENESS

     This Agreement shall become effective only upon the satisfaction of all of the following conditions precedent (the date of satisfaction of such conditions being referred to herein as the "Effective Date"):


     A. On or before the Effective Date, Borrower shall deliver to Lenders (or to Administrative Agent for Lenders with sufficient originally executed copies, where appropriate, for each Lender and its counsel) the following, each, unless otherwise noted, dated the Effective Date:

        1. Resolutions of its Board of Directors (and the Board of Directors of each other Credit Support Party) approving and authorizing the execution, delivery and performance of this Agreement, certified as of the Effective Date by its corporate secretary or an assistant secretary as being in full force and effect without modification or amendment; and

        2. Copies of its organizational documents (and the organizational documents of each other Credit Support Party) certified as of the Effective Date by its corporate secretary or assistant secretary as being in full force and effect without modification or amendment.

        3. Signature and incumbency certificates (and signature and incumbency certificates of each other Credit Support Party) of the officer or officers executing this Agreement.

     B. Administrative Agent, Borrower, Holdings, the other Credit Support Parties and Requisite Lenders shall have executed this Agreement.

     C. Administrative Agent shall have received payment from Borrower of all costs, fees and expenses described in subsection 10.2 of the Credit Agreement incurred by Administrative Agent and its counsel for periods prior to the Effective Date and in connection with this Agreement.

     D. Administrative Agent shall have received payment from Borrower (which may be through a borrowing under the Credit Agreement to the extent that Borrower can satisfy the conditions in subsection 4.2 of the Credit Agreement) of all increased interest that has accrued from January 1, 2003 through the Effective Date as a result of subsection 2.2E of the Credit Agreement.

     E. Administrative Agent shall have received (which may be through a borrowing under the Credit Agreement to the extent that Borrower can satisfy the conditions in subsection 4.2 of the Credit Agreement) for the ratable benefit of each Lender that shall have executed this Agreement on or prior to the Effective Date (the "Consenting Lenders") an amendment fee equal to 0.25% of the aggregate Commitments of the Consenting Lenders (based upon total Revolving Loan Commitments of $50,000,000).

     F. Borrower shall have delivered to Administrative Agent a 13-week cash flow projection as of March 1, 2003, dated the Effective Date, that includes anticipated receipts, disbursements and cash balances.

     G. Borrower shall have delivered to Administrative Agent a financial plan for Fiscal Year 2003 that includes a monthly income statement, cash flow statement and balance sheet.

     H. Administrative Agent shall have received a copy of an amendment to the Trivest Management Agreement confirming the reduction in the cash payment of the Trivest management fee to $350,000 for Fiscal Year 2003.

     I. Trivest III shall have executed and delivered the Trivest III Guaranty and the subordination agreement substantially in the form of Exhibit B attached to this Second Amendment and acceptable to Administrative Agent and Requisite Lenders and shall have delivered to Administrative Agent copies of its organizational documents.

     J. On or before the Effective Date, all corporate and other proceedings taken or to be taken in connection with the transactions contemplated hereby and all documents incidental thereto not previously found reasonably acceptable by Administrative Agent, acting on behalf of Lenders, and its counsel shall be reasonably satisfactory in form and substance to Administrative Agent and such counsel, and Administrative Agent and such counsel shall have received all such counterpart originals or certified copies of such documents as Administrative Agent may reasonably request.

     K. Administrative Agent shall have received a copy of an amendment to the Subordinated Note Indenture, reasonably satisfactory in form and substance to Administrative Agent, permitting the Trivest III Guaranty.

     L. Administrative Agent shall have received an opinion of counsel as to the enforceability of the Trivest III Guaranty in substantially the form attached hereto as Exhibit D.

     M. Administrative Agent shall have received a fully executed copy of the Trivest III Reimbursement Agreement substantially in the form of Exhibit E attached to this Second Amendment and acceptable to Administrative Agent and Requisite Lenders.

     Section 5. REPRESENTATIONS AND WARRANTIES; ACKNOWLEDGEMENTS; ADDITIONAL AGREEMENTS

     5.1 Representations and Warranties

     In order to induce Lenders to enter into this Agreement, to amend the Credit Agreement in the manner provided herein and to provide the waivers referenced herein, Borrower represents and warrants to each Lender that the following statements are true, correct and complete:

     A. Corporate Power and Authority. Borrower and each other Credit Support Party has all requisite corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby, and perform its obligations under, the Credit Agreement as amended by this Agreement (the "Amended Agreement").

     B. Authorization of Agreements. The execution, delivery and performance of this Agreement, and the performance of the Amended Agreement have been duly authorized by all necessary corporate action on the part of Borrower and each other Credit Support Party.

     C. No Conflict. The execution, delivery and performance by Borrower and each other Credit Support Party of this Agreement and the performance by Borrower and each other Credit Support Party of the Amended Agreement do not and will not (i) violate any provision of any law or any governmental rule or regulation applicable to Borrower or any other Credit Support Party, the Certificate or Articles of Incorporation or Bylaws of Borrower or any other
Credit Support Party or any order, judgment or decree of any court or other agency of government binding on Borrower or any other Credit Support Party, (ii) conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any Contractual Obligation of Borrower or any other Credit Support Party, (iii) other than as contemplated hereby or by the Trivest III Guaranty result in or require the creation or imposition of any Lien upon any of the properties or assets of Borrower or any other Credit Support Party, or (iv) require any approval of stockholders or any approval or consent of any Person under any Contractual Obligation of Borrower or any other Credit Support Party other than as contemplated by the Trivest III Guaranty, which has been obtained.

     D. Governmental Consents. The execution and delivery by Borrower and each other Credit Support Party of this Agreement and the performance by Borrower and each other Credit Support Party of the Amended Agreement do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by, any federal, state or other governmental authority or regulatory body.

     E. Binding Obligation. This Agreement and the Amended Agreement have been duly executed and delivered by Borrower and each other Credit Support Party and are the legally valid and binding obligations of Borrower and each other Credit Support Party, enforceable against Borrower and each other Credit Support Party in accordance with their respective terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally or by equitable principles relating to enforceability.

     F. Incorporation of Representations and Warranties From Credit Agreement. The representations and warranties contained in Section 5 of the Credit Agreement are and will be true, correct and complete in all material respects on and as of the Effective Date to the same extent as though made on and as of that date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date.

     G. Absence of Default. No event has occurred and is continuing or will result from the consummation of the transactions contemplated by this Agreement that would constitute an Event of Default or a Potential Event of Default.

     H. 2002 Consolidated EBITDA. Attached hereto as Schedule III are the Consolidated EBITDA amounts for each of the last three consecutive Fiscal Quarter periods ending on the 2nd Fiscal Quarter of Fiscal Year 2002, the 3rd Fiscal Quarter of Fiscal Year 2002 and the 4th Fiscal Quarter of Fiscal Year 2002, respectively; provided that Consolidated EBITDA may be subject to post-closing audit adjustments in an aggregate amount not to exceed $1,000,000 for Fiscal Year 2002.

     5.2 Acknowledgements and Additional Agreements

     A. Borrower and each other Credit Support Party acknowledge and agree that the terms of the Loan Documents to which each is a party are the valid and binding obligations of Borrower and each such Credit Support Party, as applicable, in full force and effect, enforceable in accordance with their terms, except as enforceability may be limited by applicable bankruptcy, insolvency and other similar laws relating to or limiting creditors' rights generally equitable principles and as of the date hereof are not subject to any claims, offsets, defenses or counterclaims. Borrower and the other Credit Support Parties further expressly acknowledge and agree that Administrative Agent, for its benefit and the benefit of Lenders, has a valid, duly perfected and fully enforceable security interest in and lien against the Collateral as collateral security for the Obligations. Borrower and the other Credit Support Parties agree that they shall not (i) dispute the validity or enforceability of the Credit Agreement and other Loan Documents or any of their respective obligations thereunder, or the validity, priority, enforceability or extent of Administrative Agent's security interest in or lien against any item of Collateral or (ii) assist or otherwise support any challenge to, or contest of, the validity or enforceability of any Loan Document or the validity, priority, enforceability or extent of Administrative Agent's security interest in or lien against any item of Collateral by a third party with respect to any Prior Event (as defined below).

     B. During Fiscal Year 2003, Borrower and the other Credit Support Parties agree to deliver to Administrative Agent prompt notice by facsimile of any notice (whether oral or written), including any notice of default, or legal process relating to any Subordinated Indebtedness from or on behalf of a holder of or representative of (including, without limitation, a trustee) any Subordinated Indebtedness on which Borrower or any other Credit Support Party is obligated, together with a copy of any such written notice or legal process received by Borrower or any other Credit Support Party. During Fiscal Year 2003, Borrower and the other Credit Support Parties further agree to deliver to Administrative Agent prompt notice by facsimile of any notice (whether oral or written), or legal process relating to any Subordinated Indebtedness originated by Borrower or any other Credit Support Party to a holder of or representative of (including, without limitation, a trustee) any Subordinated Indebtedness on which Borrower or any other Credit Support Party is obligated, together with a copy of any such written notice or legal process sent by Borrower or such other Credit Support Party.

     Section 6. ACKNOWLEDGEMENT AND CONSENT

     Borrower  is a party to  certain  Collateral  Documents  pursuant  to which
Borrower has created Liens in favor of Administrative Agent on certain Collateral to secure the Obligations. Each of Holdings and each Subsidiary of Borrower is a party to certain Guaranties and Collateral Documents pursuant to which such Person has (i) guarantied the Obligations and (ii) created Liens in favor of Administrative Agent on certain Collateral to secure the obligations of such Person under its applicable Guaranty. Borrower, Holdings and each Subsidiary of Borrower are collectively referred to herein as the "Credit Support Parties", and the Guaranties and Collateral Documents referred to above are collectively referred to herein as the "Credit Support Documents".


     Each Credit Support Party hereby acknowledges that it has reviewed the terms and provisions of the Credit Agreement and this Agreement and consents to the amendment of the Credit Agreement effected pursuant to this Agreement. Each Credit Support Party hereby confirms that each Credit Support Document to which it is a party or otherwise bound and all Collateral encumbered thereby will continue to guaranty or secure, as the case may be, to the fullest extent possible the payment and performance of all "Obligations," "Guarantied Obligations" and "Secured Obligations," as the case may be (in each case as such terms are defined in the applicable Credit Support Document), including without limitation the payment and performance of all such "Obligations," "Guarantied Obligations" or "Secured Obligations," as the case may be, in respect of the Obligations of Borrower now or hereafter existing under or in respect of the Amended Agreement and the Notes defined therein.


     Each Credit Support Party acknowledges and agrees that any of the Credit Support Documents to which it is a party or otherwise bound shall continue in full force and effect and that all of its obligations thereunder shall be valid and enforceable and shall not be impaired or limited by the execution or effectiveness of this Agreement. Each Credit Support Party represents and warrants that all representations and warranties contained in the Agreement and the Credit Support Documents to which it is a party or otherwise bound are true, correct and complete in all material respects on and as of the Effective Date to the same extent as though made on and as of that date, except to the extent such representations and warranties specifically relate to an earlier date, in which case they were true, correct and complete in all material respects on and as of such earlier date.


     Each Credit Support Party (other than Borrower) acknowledges and agrees that (i) notwithstanding the conditions to effectiveness set forth in this Agreement, such Credit Support Party is not required by the terms of the Credit Agreement or any other Loan Document to consent to the amendments to the Credit Agreement effected pursuant to this Agreement and (ii) nothing in the Credit Agreement, this Agreement or any other Loan Document shall be deemed to require the consent of such Credit Support Party to any future amendments to the Credit Agreement.


     Section 7. PAYMENTS UNDER TRIVEST GUARANTY

     Notwithstanding anything to the contrary contained in the Credit Agreement, all payments received in connection with the Trivest III Guaranty shall be applied in accordance with the terms of Section 13 of the Trivest III Guaranty.

     Section 8. MISCELLANEOUS

     A. Reference to and Effect on the Credit Agreement and the Other Loan Documents.

     (i) On and after the Effective Date, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import referring to the Credit Agreement, and each reference in the other Loan Documents to the "Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement shall mean and be a reference to the Amended Agreement.

     (ii) Except as specifically amended by this Agreement, the Credit Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

     (iii) The execution, delivery and performance of this Agreement shall not, except as expressly provided herein, constitute a waiver of any provision of, or operate as a waiver of any right, power or remedy of Administrative Agent or any Lender under, the Credit Agreement or any of the other Loan Documents.

     B. Headings. Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

     C. Applicable Law. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK (INCLUDING WITHOUT LIMITATION SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW
YORK), WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

     D. Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

     E. Release. Each Borrower and each other Credit Support Party on behalf of themselves and any Person claiming by, through, or under any Borrower and any other Credit Support Party, and each Subsidiary of Borrower and each other Credit Support Party (if any), on behalf of themselves and Persons claiming by, through, or under such Subsidiary, respectively, acknowledges that they have no claim, counterclaim, setoff, action or cause of action of any kind or nature whatsoever ("Claims") against all or any of the Administrative Agent the Lenders or any of the Administrative Agent's or the Lenders' directors, officers, employees, agents, attorneys, financial advisors, legal representatives, successors and assigns (the Administrative Agent, the Lenders and their directors, officers, employees, agents, attorneys, financial advisors, legal representatives, successors and assigns are jointly and severally referred to as the "Lender Group"), that directly or indirectly arise out of or are based upon or in any manner connected with any "Prior Event" (as defined below), and each Borrower and each other Credit Support Party and each Subsidiary of the Borrower or the other Credit Support Parties hereby release the Lender Group from any liability whatsoever should any Claims nonetheless exist. As used herein the term "Prior Event" means any transaction, event, circumstances, action, failure to act or occurrence of any sort or type, whether known or unknown, which occurred, existed or was taken prior to the execution of this Agreement and occurred, existed or was taken in accordance with, pursuant to or by virtue of any terms of this Agreement, the transactions referred to herein, the Credit Agreement and any Loan Document or oral or written agreement relating to any of the foregoing, including without limitation any approval or acceptance given or denied.

     F. Waiver of Civil Code ss. 1542. To the extent that the foregoing release in subsection 7F of this Agreement is a release as to which Section 1542 of the California Civil Code or similar provisions of other applicable law applies, it is the intention of Borrower and the other Credit Support Parties that such release shall be effective as a bar to any and all causes of action of whatsoever character, nature in kind, known or unknown, suspected or unsuspected, herein and above specified to be so barred. In furtherance of this intention, Borrower and the other Credit Support Parties hereby expressly waive any and all rights and benefits conferred upon them by the provisions of Section 1542 of the California Civil Code or similar provisions of other applicable law, and acknowledge that Section 1542 of the California Civil Code provides:

         A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR
          DOES NOT KNOW OR SUSPECT TO EXIST IN ITS FAVOR AT THE TIME OF
             EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE
               MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

                  [Remainder of page intentionally left blank]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first written above.


                              BROWN JORDAN INTERNATIONAL, INC
                              (f/k/a WinsLoew Furniture, Inc.)


                              By:
                                  ----------------------------------------
                              Title: Executive Vice President/CFO



                              WLFI HOLDINGS, INC. (for purposes of Sections 3, 5.2, 8E and 8F only)



                              By:
                                  ----------------------------------------
                              Title: Executive Vice President/CFO



                              Each of the entities listed on Schedule A annexed hereto, as a Credit Support Party


                               By:
                                    ----------------------------------------

                               On behalf of each of the entities listed on
                               Schedule A annexed hereto
                               Title: Vice President/CFO
                               -------------------------------------



                                CANADIAN IMPERIAL BANK OF COMMERCE, Individually and as Administrative Agent


                                  By:
                                      ----------------------------------------
                                  Title:
                                         -------------------------------------

                               CIBC Inc., as a Lender


                               By:
                                   ----------------------------------------
                               Title:
                                      -------------------------------------

                              __________________________, as a Lender


                              By:
                                  ----------------------------------------
                              Title:
                                     -------------------------------------

                                   SCHEDULE A


                             CREDIT SUPPORT PARTIES



Loewenstein, Inc.

Winston Furniture Company of Alabama, Inc.

Texacraft, Inc.

Tropic Craft, Inc.

Winston Properties, Inc.

Pompeii Furniture Co., Inc.

Wabash Valley Manufacturing, Inc.

Charter Furniture Corporation

Lodging by Liberty, Inc. (f/k/a Lodging by Loewenstein, Inc.)

Southern Wood Products, Inc.

The Woodsmiths Company

BJCLW Holdings, Inc. (f/k/a Brown Jordan International, Inc.)

Brown Jordan Company

Casual Living Worldwide, Inc.

BJ Mexico IV, Inc.

BJ Mexico V, Inc.

BJIP, Inc.

BJI Employee Services, Inc.

                                   SCHEDULE I


                               FINANCIAL COVENANTS



A.  Maximum Consolidated Total Leverage Ratio

-------------------------------------          ---------------------------
            Period                                Maximum Consolidated
                                                  Total Leverage Ratio
-------------------------------------           -------------------------
-------------------------------------           -------------------------
1st Fiscal Quarter, Fiscal Year 2003                      7.88:1.00
-------------------------------------           -------------------------
-------------------------------------           -------------------------
2nd Fiscal Quarter, Fiscal Year 2003                      7.37:1.00
-------------------------------------           -------------------------
-------------------------------------           -------------------------
3rd Fiscal Quarter, Fiscal Year 2003                      6.63:1.00
-------------------------------------           -------------------------
-------------------------------------           -------------------------
4th Fiscal Quarter, Fiscal Year 2003                      5.68:1.00
-------------------------------------           -------------------------


B.  Maximum Consolidated Senior Leverage Ratio

------------------------------------            -----------------------
             Period                               Maximum Consolidated
                                                  Senior Leverage Ratio

------------------------------------             ----------------------
------------------------------------             ----------------------
1st Fiscal Quarter, Fiscal Year 2003                     4.83:1.00
------------------------------------             ----------------------
------------------------------------             ----------------------
2nd Fiscal Quarter, Fiscal Year 2003                      4.49:1.00
------------------------------------             ----------------------
------------------------------------             ----------------------
3rd Fiscal Quarter, Fiscal Year 2003                     4.01:1.00
------------------------------------             ----------------------
------------------------------------             ----------------------
4th Fiscal Quarter, Fiscal Year 2003                     3.42:1.00
------------------------------------             ----------------------


C.  Minimum Interest Coverage Ratio

------------------------------------         ----------------------------
                         Period            Minimum Interest Coverage Ratio
------------------------------------         ----------------------------
------------------------------------         ----------------------------
1st Fiscal Quarter, Fiscal Year 2003                     1.12:1.00
------------------------------------         ----------------------------
------------------------------------         ----------------------------
2nd Fiscal Quarter, Fiscal Year 2003                     1.19:1.00
------------------------------------         ----------------------------
------------------------------------         ----------------------------
3rd Fiscal Quarter, Fiscal Year 2003                     1.32:1.00
------------------------------------         ----------------------------
------------------------------------         ----------------------------
4th Fiscal Quarter, Fiscal Year 2003                1.50:1.00
------------------------------------         ----------------------------


D.  Minimum Fixed Charge Coverage Ratio

------------------------------------           -----------------------------
            Period                                   Minimum Fixed Charge
                                                        Coverage Ratio

------------------------------------            ----------------------------
------------------------------------            ----------------------------
1st Fiscal Quarter, Fiscal Year 2003                        0.82:1.00
------------------------------------            ----------------------------
------------------------------------            ----------------------------
2nd Fiscal Quarter, Fiscal Year 2003                        0.90:1.00
------------------------------------            ----------------------------
------------------------------------            ----------------------------
3rd Fiscal Quarter, Fiscal Year 2003                        0.97:1.00
------------------------------------            ----------------------------
------------------------------------            ----------------------------
4th Fiscal Quarter, Fiscal Year 2003                        1.00:1.00
------------------------------------            ----------------------------

                                   SCHEDULE II

                                 DEFAULT ACTIONS

1.       Failure   to  deliver financial information for the month of January in
         Fiscal Year 2003.

2.       Failure   to deliver   an Officer's  Certificate in connection with the
         failure to make the February 15, 2003 interest payment on the Senior Subordinated Notes.

3. Failure to deliver copies of each Schedule B (Actuarial Information) to the annual reports (Form 5500 Series) filed by Borrower or any of its Subsidiaries or any of their respective ERISA Affiliates with the Internal Revenue Service with respect to each Pension Plan.

4. Failure to deliver a report by the end of Fiscal Year 2001 and the end of Fiscal Year 2002 showing all material insurance coverage maintained by Borrower and its Subsidiaries required to be maintained pursuant to the Credit Agreement and showing insurance coverage intended to be in effect for the following Fiscal Year.

5. Failure to provide notice of (i) the amendment of the articles of incorporation and/or by-laws of Borrower and Holdings increasing the number of directors at each corporation, (ii) the new directors of Borrower and Holdings and (iii) the changes to the executive officers of Borrower.

6.       Failure  to  deliver a Margin Determination  Certificate in Fiscal Year
         2002.

7. Failure to notify of the occurrence of a Material Adverse Effect arising from nonpayment of interest on the Subordinated Notes.

8.       Failure to notify of the creation of new Subsidiaries.

9.       Failure to deliver the accountants' report for Fiscal Year 2001.

10. Failure to notify of the change of Lodging by Loewenstein, Inc.'s name to Lodging by Liberty, Inc.



1.

                                  SCHEDULE III

                            2002 CONSOLIDATED EBITDA



     Second Fiscal Quarter of 2002:                       $13,830,000

     Third Fiscal Quarter of 2002:                         $5,401,000

     Fourth Fiscal Quarter of 2002:                        $9,646,000

                                    EXHIBIT A

                          FORM OF TRIVEST III GUARANTY

                                    EXHIBIT B

                    FORM OF GUARANTY SUBORDINATION AGREEMENT

                                    EXHIBIT C

                      FORM OF NOTICE TO LENDING INSTITUTION

                                    EXHIBIT D

                             FORM OF COUNSEL OPINION

                                    EXHIBIT E

                   FORM OF TRIVEST III REIMBURSEMENT AGREEMENT