Form 10-Q
period 2003-03-28
WINSLOEW FURNITURE INC
filed 2003-05-12
CIK 931814

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended March 28, 2003
                                  -------------
                                       OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

[x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at May 12, 2003
- ---------------          -----------------------------------
$ .01 par value                     1,000

                        Brown Jordan International, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 28, 2003
         (unaudited) and December 31, 2002                                 3
         Consolidated Statements of Operations for the three
         months ended March 28, 2003 and March 29, 2002 (unaudited)        4
         Consolidated Statements of Cash Flows for the three
         months ended March 28, 2002 and March 29, 2003 (unaudited)      5-6
         Notes to Consolidated Financial Statements                     7-12


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        13-21

         Item 3.  Quantitative and Qualitative Disclosures about
                  market risk
                                     21
         Item 4.  Controls and Procedures                                 21




PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       22

         Item 2.  Submission of Matters to a Vote of
                  Security Holders                                        22

         Item 3.  Signatures and certifications

                  Signatures                                              23
                  Certifications                                       24-27



                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                      Brown Jordan International, Inc. and
                    Subsidiaries Consolidated Balance Sheets



                                                              March 28,            December 31,
($000's)                                                        2003                   2002

                                                           ------------------   ------------------
                                                              (unaudited)
Assets
Cash and cash equivalents                                           $  4,397              $  7,927
Accounts receivable, net                                              91,203                76,379
Refundable income taxes                                                  -                   4,012
Inventories                                                           30,546                28,238
Prepaid and other current assets                                      10,590                10,856

                                                            -----------------   ------------------


Total current assets                                                 136,736               127,412

Property, plant and equipment                                         27,033                28,682
Customer relationships, net                                           19,889                20,504
Trademarks                                                            25,335                25,335
Goodwill, net                                                         91,253                91,253
Other assets, net                                                      8,623                 8,907

                                                            -----------------   ------------------


Total assets                                                       $308,869              $302,093                    (841)

                                                            =================   ==================



Liabilities and Stockholder's Deficit

Current portion of long-term debt                                   $ 10,325              $  9,700
Accounts payable                                                      29,064                18,153
Accrued interest                                                       5,324                 4,917
Other accrued liabilities                                             17,435                21,223

                                                            -----------------   ------------------


Total current liabilities                                             62,148               53,993

Long-term debt, net of current portion                               274,827              273,329
Other non-current liabilities                                          6,071                6,381
Deferred income taxes                                                  3,968                4,016

                                                            -----------------   ------------------


Total liabilities                                                    347,014              337,719

Commitments and contingencies

Stockholder's Deficit

Common stock -- par value $.01 per share
1,000 shares authorized, issued and outstanding
at March 28, 2003 and December 31, 2002                                    -                     -
Additional paid in capital                                            162,041               162,041
Accumulated deficit                                                 (197,434)             (194,638)
Accumulated other comprehensive loss                                  (2,752)               (3,029)

                                                            -----------------   -------------------

Total stockholder's deficit                                          (38,145)              (35,626)

                                                            -----------------   -------------------

Total liabilities and stockholder's deficit                          $308,869              $302,093

                                                            =================   ===================


The accompanying notes are an integral part of these financial statements.


                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                              For the Three Months Ended

                                                      -------------------------------------------

                                                           March 28,              March 29,
($000's)                                                      2003                   2002

                                                      ---------------------  --------------------



Net Sales                                              $   103,102            $   124,919
Cost of Sales                                               84,000                 97,894

                                                      ---------------------  --------------------

        Gross profit                                        19,102                 27,025

Selling, general and
    administrative expense                                  13,646                 13,413
Amortization                                                   702                    697

                                                      ---------------------  --------------------


        Operating income                                     4,754                 12,915

Interest expense                                             9,024                  8,172

                                                      ---------------------  --------------------



(Loss) income before provision for income taxes             (4,270)                 4,743
and cumulative effect of change in accounting
principle

(Benefit) provision for income taxes                        (1,474)                 1,867

                                                      ---------------------  --------------------


(Loss) income before cumulative effect of change            (2,796)                 2,876
in accounting principle

Cumulative effect of change in accounting                      -                 (201,247)
principle, net of tax

                                                      ---------------------  --------------------


Net loss                                               $    (2,796)           $  (198,371)

                                                      =====================  ====================



The accompanying notes are an integral part of these financial statements.




                                BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                                 Three Months Ended

                                                                   ---------------------------------------------
                                                                   ---------------------------------------------

($000's)                                                                   March 28,              March 29,
                                                                             2003                   2002
                                                                   ---------------------   ---------------------
                                                                   ---------------------   ---------------------

Cash flows from operating activities:
Net loss                                                                      $ (2,796)              $(198,371)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Cumulative effect of change in accounting
   principle, net of tax                                                              -                 201,247
   Depreciation and amortization                                                  2,166                   2,142
   Provision for (reduction of)allowance for doubtful accounts                       81                   (149)
   Provision for excess
   and obsolete inventory                                                           236                     443
   Loss on sale of assets                                                           177                       -
Changes in operating assets and liabilities:
   Accounts receivable                                                         (14,905)                (10,342)
   Refundable income taxes                                                        4,012                       -
   Inventories                                                                  (2,544)                 (2,337)
   Prepaid expenses and other current assets                                        266                     301
   Other assets                                                                   (214)                     202
   Accounts payable                                                              10,911                   5,995
   Accrued interest                                                                 404                 (3,289)
   Other accrued liabilities                                                    (3,636)                   2,556
   Deferred income taxes                                                          (233)                       -


                                                                   ---------------------------------------------
                                                                   ---------------------------------------------

Net cash used in operating activities                                           (6,075)                 (1,602)

Cash flows from investing activities:
Capital expenditures                                                              (386)                   (869)
Cash proceeds from sale of property, plant and equipment                            931                     102


                                                                   ---------------------------------------------
                                                                   ---------------------------------------------

Net cash provided by (used in) investing activities                                 545                   (767)

Cash flows from financing activities:
Net borrowings under revolving credit agreements                                  3,875                   4,001
Payments on long-term debt                                                      (1,875)                       -


                                                                   ---------------------------------------------
                                                                   ---------------------------------------------

Net cash provided by financing activites                                          2,000                   4,001

Net (decrease) increase in cash and cash equivalents                            (3,530)                   1,632

Cash and cash equivalents at beginning of period                                  7,927                   5,107


                                                                   ---------------------------------------------
                                                                   ---------------------------------------------

Cash and cash equivalents at end of period                                      $ 4,397                 $ 6,739

                                                                   =============================================
                                                                   =============================================





                                                        Three Months Ended
                                             -----------------------------------
                                                      March 28,       March 29,
($000's)                                                 2003            2002

                                                    -------------   ------------

Supplemental Disclosures:

    Cash paid for interest                            $ 7,667           $ 10,397
    Cash paid for income taxes                          3,962                261







The accompanying notes are an integral part of these financial statements.

               BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 2003


1.       NAME CHANGE, BUSINESS AND ORGANIZATION

NAME CHANGE

On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").


BJI is a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.

Affiliates of Trivest Partners, L. P. ("Trivest") are majority shareholders of Holdings. Trivest, Holdings and the Company have certain common shareholders, officers and directors.



BUSINESS


BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channel. BJI's furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, woven materials and teak. These products are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Brown Jordan International, Inc. and subsidiaries are for interim periods and do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results may differ from those estimates.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1, 2003 through March 28, 2003. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.


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


RECLASSIFICATION

Certain prior period balances have been reclassified to conform with current period presentation.





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




                                                                        Three Months Ended
                                                              ----------------------------------------

          ($000's)                                               March 28, 2003       March 29, 2002

                                                               -----------------   -------------------


          Net loss as reported                                        $(2,796)            $(198,371)
          Pro forma stock based compensation expense, net
          of tax                                                            37                    37

                                                               -----------------   -------------------
          Pro forma net loss                                          $(2,833)            $(198,408)

                                                               =================   ===================


          Expected dividend yield                                      zero                   zero
          Expected stock price volatility                               25%                     25%
          Risk-free interest rate                                     5.00%                   4.68%
          Expected life of options in years                              10                      10


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

3.  Inventories

Inventories consisted of the following:

($000's))
                          March 28,    December 31,
                            2003           2002

                         ----------    ------------

Raw materials            $25,836         $21,497
Work in process            1,380           2,667
Finished Goods             3,330           4,074

                         -------         -------
                         $30,546         $28,238
                         =======         =======



4. Operating Segments

The Company has two segments organized and managed based on the market channel into which the Company's products are sold.

The Company evaluates performance and allocates resources based on gross profit. The accounting policies for each segment are consistent with those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There are no intersegment sales or transfers. The Company has no significant export revenues.




                                                                  Three Months Ended
                                                    -------------------------------------------------

                                                           March 28,                March 29
($000's)                                                     2003                     2002
                                                    ------------------------ ------------------------

Net sales:

Retail channel                                       $      79,591            $     103,017

Contract channel                                            23,511                   21,902
                                                    ------------------------ ------------------------
Total net sales                                      $     103,102            $     124,919
                                                    ======================== ========================


Gross profit:

Retail channel                                       $      12,647            $      20,053

Contract channel                                             6,455                    6,972
                                                    ------------------------ ------------------------
Total gross profit                                   $      19,102            $      27,025
                                                ======================== ========================


Depreciation and amortization:

Retail channel                                       $         125            $         137

Contract channel                                               249                      251

Shared                                                       1,792                    1,754
                                                    ------------------------ ------------------------
Total depreciation and amortization                  $       2,166            $       2,142
                                                    ======================== ========================

Expenditures for long lived assets:

Retail channel                                       $          16            $          34

Contract channel                                                90                       10

Shared                                                         280                      825
                                                ------------------------ ------------------------
Total expenditures for long lived assets             $         386            $         869
                                                    ======================== ========================

Segment assets:

Retail Channel                                       $      49,583            $      63,488

Contract Channel                                            36,487                   35,880

Shared                                                     222,799                  239,556
                                                     ----------------------- -----------------------
Total consolidated assets                            $     308,869                  338,924
                                                     ======================= =======================




5. DERIVATIVES

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138.

The Company enters into short term currency forward contracts to hedge currency exposures associated with the purchase of certain raw materials and the funding of foreign operations. At March 28, 2003, there were no forward contracts outstanding.

On August 6, 2001 the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate at 5.09% on $100 million through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

As of March 28, 2003, the fair value of the swap was recorded as a liability of $6,071,000 with an offsetting entry to other comprehensive loss, net of taxes of $2,752,000. The portion of ineffectiveness of the hedge, as determined by the change in variable cash flows of the interest rate swap to the Senior Credit Facility, has been expensed in interest expense.

From the period of January 1, 2003 through March 28, 2003, the 3-month LIBOR interest rate decreased approximately 9.5 basis points. While the Company's interest on LIBOR-based borrowing decreased during this period, the fair value of the interest rate swap decreased also. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.

6. Long Term-Debt

Senior Credit Facility

In connection with the acquisition of the entity formerly known as Brown Jordan International, the Company entered into a new senior credit facility ("Facility") provided by a syndicate of financial institutions. The facility, which matures in March 2006, provides for borrowings of up to $215 million, is collateralized by substantially all of the assets of the Company and is secured by a pledge of the capital stock of all the Company's domestic subsidiaries. The facility consists of a revolving line of credit ("Revolver") (maximum of $50 million) and a term loan (aggregate of $165 million). The revolving line of credit allows the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. The Term Loan has an applicable interest rate at March 28, 2003 of 7.0% and a maturity date of March 31, 2006.

The facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios.


As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Ratios and the Interest Coverage Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second
Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financial statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million. The Company was in compliance with all covenants set forth in the Second Amendment as of March 28, 2003.

Under a Guaranty Agreement between the senior bank group and Trivest, Trivest agreed to guarantee fund the Company up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness, in the event that the Company does not make its subordinated debt interest payment or is not in compliance with the fixed charge covenant as defined in the Second Amendment. The Second Amendment allowed the Company to become liable for its obligations under the Trivest Reimbursement Agreement pursuant to a subordination agreement between Trivest and the senior bank group. The Trivest Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty agreement between Trivest and the bank group.

Senior Subordinated Notes and Warrants

In 2001 the Company issued 105,000 units consisting of $105 million aggregate principal amount at maturity of 12.75% senior subordinated notes due 2007 ("Notes") and warrants to purchase an aggregate of 24,129 shares of its capital stock.

During the three months ended March 28, 2003, the Indenture was amended to allow for the indebtedness of the Company that is structurally senior to the Notes to be issued to Trivest should the Guaranty be called upon by either the senior bank group or voluntarily called by Trivest to avoid a default under the Senior Credit Facility.

7. Statement of Comprehensive Loss


The components of other comprehensive loss and total comprehensive loss for the three months ended March 28, 2003 and March 29, 2002 are as follows:


($000's)                                     Three Months Ended
                                        March 28,            March 29,
                                          2003                 2002
                                 --------------------------------------

Net loss                                 $(2,796)           $(198,371)
Change in fair value
of interest rate swap,
net of taxes                                  277                (592)

                                 --------------------------------------

Comprehensive loss                       $(2,519)           $(198,963)
                                 ======================================



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").


GENERAL

BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channel. BJI's furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, woven materials and teak. These products are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.

RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the three months ended March 28, 2003 and March 29, 2002 for each of the Company's market channels (in thousands, except for percentages):



                                                                    Three Months Ended
                                             March 28, 2003                                   March 29, 2002


                             -------------------------------------------------------------------------------------------------
                              Net Sales       Gross Profit    Gross Margin     Net Sales       Gross Profit    Gross Margin
                             -------------------------------------------------------------------------------------------------

Retail Channel                $ 79,591          $12,647                15.9%   $103,017          $20,053                19.5%

Contract Channel                23,511            6,455                27.5%     21,902            6,972                31.8%
                             ----------------- ---------------- ------------- ----------------- ---------------- -------------
                              $103,102          $19,102                18.5%   $124,919          $27,025                21.6%


See Note 4 to Consolidated Financial Statements for more information concerning the Company's segments.

The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales.

                                                  Three Months Ended

                                   ---------------------------------------------


                                        March 28, 2003            March 29, 2002

                                   ---------------------  ----------------------


Gross profit                                    18.5%                     21.6%

Selling, general and
administrative expense                          13.2%                     10.7%

Amortization                                     0.7%                      0.6%

Operating income                                 4.6%                     10.3%

Interest expense                                 8.8%                      6.5%

(Benefit) provision for
income taxes                                   (1.4%)                      1.5%

Cumulative effect of change
in accounting principle                          0.0%                    161.1%

Net loss                                       (2.7%)                  (158.8%)



COMPARISON OF THREE MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002

Net Sales. Consolidated net sales decreased $21.8 million or 17.5% in the first quarter of 2003, or 17.5% to $103.1 million compared to $124.9 million in for the same period of 2002. Net sales in the retail channel decreased $23.4 million or 22.7%, while sales in the contract channel increased $1.6 million or 7.3% as compared to the same period of 2002. Retail channel sales decreased in the first quarter of 2003 compared to the same period of 2002 as a result of lower shipments to national accounts in the first quarter due to the timing of the shipments. Shipments to specialty accounts were lower due to concerns about dealer inventory levels and concerns of the impending war in the Middle East. Order levels in excess of industry averages lead an increased opening backlog in 2003 as compared to 2002, resulting in increased shipments during the first quarter of 2003 as compared to the same period of 2002.

Gross Profit. Gross profit decreased $7.9 million in the first quarter of 2003 or 29.3% to $19.1 million compared to $27.0 million in the first quarter of 2002. The overall decrease in gross margin experienced in the first quarter of 2003 was primarily due to lower sales volume as discussed above. In addition the retail channel gross profit was down as a percent of net sales due to an unfavorable product mix sold to national account customers, overall lower sales volume resulting in fixed costs accounting for a greater percentage of net sales and to a lesser extent an unfavorable product mix to specialty customers. The contract channel experienced a decrease in gross margin as a percentage of net sales primarily due to fixed manufacturing costs accounting for a greater percentage of net sales due to lower sales volume as discussed above and to a lesser extent an unfavorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million or 1.7% from $13.4 million in the first quarter of 2002 to $13.6 million in 2003 primarily due to increased legal and professional services expenses along with a loss incurred with the sale of certain assets, partially offset by a decrease in compensation expense.

Amortization. Amortization expense of $0.7 million in the first quarter of 2003 relating to the amortization of certain intangible assets was consistent with the same period for the prior year.

Operating Income. As a result of the above, operating income decreased from $12.9 million in the first quarter of 2002 (10.3% of net sales) to $4.8 million (4.6% of net sales) in the same period of 2003.

Interest Expense. Interest expense increased $.9 million in the first quarter of 2003 to $9.0 million from $8.2 million in the same period of 2002, primarily due to an increase in interest rate margins under the terms of the Company's Senior Credit Facility as a result of the Company not being in compliance with certain financial covenants at December 31, 2002 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). This increase in interest expense was partially offset by a lower outstanding debt balance.

(Benefit)Provision for Income Taxes. The effective tax rate in the first quarter of 2003 was a benefit of 37.2% compared to a tax expense of 39.4% for the same period of the prior year and is greater than the federal statutory rate due to the effect of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with cash flow generated from operations and revolving line of credit borrowings. At March 28, 2003, the Company had $74.6 million of working capital and $10.1 million of unused and available funds under its revolving credit facility.

Cash Flows from Operating Activities. During the first quarter of 2003, net cash used in operations was $6.1 million, compared to $1.6 million for the same period of 2002. The increase in cash used in operations in the first quarter of 2003 as compared to the same period of the prior year relates primarily to an increase in accounts receivable associated with longer dating on certain shipments and payment of accrued expenses partially offset by a refund for income taxes and an increase in accounts payable.

Cash Flows from Investing Activities. During the first quarter of 2003 the Company spent $0.4 million on capital expenditures and sold several assets resulting in $0.5 million generated by investing activities. This is compared to the first quarter of 2002, which included $0.9 million spent on capital expenditures and $0.1 million generated by the sale of certain assets resulting in $0.8 million used in investing activities.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first quarter of 2003 was $2.0 million compared to net cash provided by financing activities of $4.0 million for the same period of 2002. During the first quarter of 2003 the Company made scheduled term loan principal payments of $1.9 million and borrowed $3.9 million against the revolving line of credit, resulting in net borrowings of $2.0 million.

During the first quarter of 2003, our senior credit facility consisted of a $165.0 million term loan of which $144.4 million was outstanding on January 1, 2003. During the quarter, principal payments totaling $2.7 million were made against the term loan leaving an outstanding balance on the loan of $141.7 million as of March 28, 2003. During the first quarter of 2003 our senior credit facility also included, a $50.0 million revolving credit facility, of which $34.4 million was borrowed and $5.5 million was allocated to existing letters of credit outstanding at March 28, 2003. As of March 31, 2003, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $10.1 million.

The s enior  credit  facility  also  requires   the  Company  to enter i  nto an
interest rate swap agreement to fix the interest rate on a portion of the Company's variable rate debt. (See Note 5 to the Consolidated Financial Statements).

We have significant amounts of debt requiring interest and principal repayments. The senior subordinated notes (See Note 6 to the Consolidated Financial Statements) require semi-annual interest payments and will mature in August 2007. Borrowings under the senior credit facility also require quarterly interest payments.

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

As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Covenant Ratios and the Interest Coverage Covenant Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financials statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million. As of March 28, 2003 the Company was in compliance with all debt covenants.

Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty. Under a Guaranty Agreement between the senior bank group and Trivest, Trivest agreed to fund the Company up to $13.4 million in the event that the Company failed to make its subordinated debt interest payment or was not in compliance with the fixed charge covenant in the Second Amendment. The Second Amendment allowed the Company to become liable for its obligations under the Trivest Reimbursement Agreement pursuant to a subordination agreement between Trivest and the senior bank group. The Trivest Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty Agreement between Trivest and the bank group.

RELATED PARTY TRANSACTIONS

In October 1994, the Company entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The annual base compensation under the Investment Services Agreement is $750,000. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee of $750,000 but is restricted to paying only $350,000 during the period of the Second Amendment. The Company paid $193,000 to Trivest associated with this during the quarter ended
March 28, 2003.


FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

BJI purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. During the quarter ended March 28, 2003 the Company did not enter into foreign exchange forward contracts and there were no contracts outstanding at March 28, 2003. The Company does not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

General

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Customer relationships

Customer  relationships   represent   the   estimated   fair  value of  customer
related intangible assets acquired in connection with certain business acquisitions. Customer relationships are being amortized over their estimated useful life of 10 years. Accumulated amortization as of March 28, 2003 and amortization expense for the quarter then ended is $4.7 million and $615,000, respectively.

Derivatives

The Company utilizes an interest rate swap to hedge the variability of cash flow to be paid related to a portion of its recognized variable-rate debt liability. The effectiveness of the interest rate swap hedge relationship is assessed by utilizing the "variable cash flows method". Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is ineffective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness is recorded in interest expense.

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

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. Adoption of this statement did not materially impact the Company's financial position or results of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

The   information  required  by  this  item   is  contained   in   "Management's
Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Foreign Exchange Fluctuations and Effects of Inflation".

ITEM 4. CONTROLS AND PROCEDURES

As of April 30, 2003 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosures controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding such required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We maintain insurance coverage against potential claims in an amount that we believe to be adequate. We are not presently a party to any litigation, the outcome of which would have a material adverse effect on our business, financial condition, and results of operations or future prospects.



Item 2.  Submission of Matters to a Vote of Security Holders

(a)      None

Item. 3                          SIGNATURES

Pursuant to the requirements of the Company's Senior Subordinated Debenture, the Registrant has duly caused this report to be signed on its behalf by the undersigned the reunto duly authorized.




                                BROWN JORDAN INTERNATIONAL,INC


                                     By:/s/ Bruce Albertson
                                     ----------------------
   May 12, 2003                          Bruce Albertson
                                         President and Chief Executive Officer


   May 12, 2003                         By:/s/ Vincent A.Tortorici, Jr.
                                        ----------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                        By:/s/  Bruce R. Albertson
   May 12, 2003                          Bruce R. Albertson
                                         President and Chief Executive Officer

CERTIFICATIONS

I, Vincent A. Tortorici, Jr., Chief Financial Officer, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





   May 12, 2003                         By:/s/  Vincent A. Tortorici, Jr.
                                        ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown Jordan International, Inc. (the "Company") on Form 10-Q for the period ended March 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce R. Albertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                        By:/s/  Bruce R. Albertson
                                        ---------------------------
   May 12, 2003                          Bruce R. Albertson
                                         President and Chief Executive Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C Sec 1350 and is not being filed as part of the Report or as a separate disclosure document.

               CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown Jordan International, Inc. (the "Company") on Form 10-Q for the period ended March 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent
A. Tortorici, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



   May 12, 2003                         By:/s/  Vincent A. Tortorici, Jr.
                                        ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer


The foregoing certification is being furnished solely pursuant to 18 U.S.C Sec 1350 and is not being filed as part of the Report or as a separate disclosure document.