Form 10-Q
period 2003-06-27
WINSLOEW FURNITURE INC
filed 2003-08-11
CIK 931814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal quarter ended June 27, 2003
                                  -------------
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

[x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


     Class               Shares Outstanding at July 31, 2003
----------------         -----------------------------------
$ .01 par value                     1,000

                        Brown Jordan International, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

         Item 1.  Financial Statements
                  Consolidated Balance Sheets as of June 27, 2003
                  (unaudited) and December 31, 2002                         3
                  Consolidated Statements of Operations for the three
                  and six months ended June 27, 2003 and June 28, 2002
                  (unaudited)                                               4
                  Consolidated Statements of Cash Flows for the six
                  months ended June 27, 2003 and June 28, 2002
                  (unaudited)                                             5-6
                  Notes to Consolidated Financial Statements             7-12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         13-22
         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              22
         Item 4.  Controls and Procedures                                  22


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       23

         Item 2.  Submission of Matters to a Vote of
                     Security Holders                                     23

         Item 3.  Signatures and Certifications

                  Signatures                                              23
                  Certifications                                       24-27

                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements


                Brown Jordan International, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                        June 27,              December 31,
($000's)                                                  2003                    2002
                                                   -------------------      ------------------
                                                      (unaudited)

Assets
Cash and cash equivalents                                     $ 1,418                  $7,927
Accounts receivable, net                                       50,317                  76,379
Refundable income taxes                                             -                   4,012
Inventories                                                    32,372                  28,238
Prepaid and other current assets                               11,796                  10,856
                                                   -------------------      ------------------

Total current assets                                           95,903                 127,412

Property, plant and equipment, net                             26,679                  28,682
Customer relationships, net                                    19,702                  20,504
Trademarks                                                     25,335                  25,335
Goodwill, net                                                  91,253                  91,253
Other assets, net                                               8,364                   8,907
                                                   -------------------      ------------------

Total assets                                                 $267,236                $302,093
                                                   ===================      ==================

Liabilities and Stockholder's Deficit

Current portion of long-term debt                            $ 10,325                  $9,700
Accounts payable                                               11,334                  18,153
Accrued interest                                                6,383                   4,917
Other accrued liabilities                                      18,738                  21,223
                                                   -------------------      ------------------

Total current liabilities                                      46,780                  53,993

Long-term debt, net of current portion                        245,504                 273,329
Other non-current liabilities                                   5,791                   6,381
Deferred income taxes                                           3,957                   4,016
                                                   -------------------      ------------------

Total liabilities                                             302,032                 337,719

Commitments and contingencies

Stockholder's Deficit

Common stock -- par value $.01 per share
1,000 shares authorized, issued and outstanding
at June 27, 2003 and December 31, 2002                              -                       -
Additional paid in capital                                    162,041                 162,041
Accumulated deficit                                         (194,428)               (194,638)
Accumulated other comprehensive loss                          (2,409)                 (3,029)
                                                   -------------------      ------------------

Total stockholder's deficit                                  (34,796)                (35,626)
                                                   -------------------      ------------------

Total liabilities and stockholder's deficit                  $267,236                $302,093
                                                   ===================      ==================



The accompanying notes are an integral part of these financial statements.

                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the Three Months Ended                   For the Six Months Ended
                                             ----------------------------------------    ----------------------------------------
                                                 June 27,              June 28,              June 27,              June 28,
($000's)                                           2003                  2002                  2003                  2002
                                             ------------------    ------------------    -----------------    -------------------


Net sales                                     $   89,573            $   74,354            $  192,675           $  199,273
Cost of sales                                     63,501                48,469               147,501              146,363
                                             ------------------    ------------------    -----------------    -------------------
      Gross profit                                26,072                25,885                45,174               52,910

Selling, general and
   administrative expense                         12,130                13,903                25,776               27,316
Amortization                                         774                   698                 1,476                1,395
                                             ------------------    ------------------    -----------------    -------------------

      Operating income                            13,168                11,284                17,922               24,199

Interest expense                                   8,541                 8,356                17,565               16,528
                                             ------------------    ------------------    -----------------    -------------------


Income before provision for income
taxes and cumulative effect of change
in accounting principle                            4,627                 2,928                   357                7,671

Provision for income taxes                         1,621                 1,152                   147                3,019
                                             ------------------    ------------------    -----------------    -------------------

Income before cumulative effect of
change in accounting principle                     3,006                   1,776                 210                4,652

Cumulative effect of change in
accounting principle, net of tax                     -                     -                     -               (201,247)
                                             ------------------    ------------------    -----------------    -------------------

  Net income (loss)                           $    3,006            $      1,776          $      210           $ (196,595)
                                             ==================    ==================    =================    ===================










    The accompanying notes are an integral part of these financial statements.

               BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                             Six Months Ended
 ($000's)                                                            June 27,              June 28
                                                                       2003                  2002

Cash flows from operating activities:
Net income (loss)                                                     $   210             $ (196,595)
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
Cumulative effect of change in accounting principle, net
of tax
                                                                            -                 201,247
Depreciation and amortization                                           4,154                   4,262
Reduction of allowance for doubtful accounts                            (538)                   (615)
Provision for  excess and obsolete inventory                            1,172                   1,170
Loss on sale of assets                                                    177                     733
Changes in operating assets and
 liabilities, net of effects from
 acquisitions and dispositions:
  Accounts receivable                                                  26,600                  38,586
  Refundable income taxes                                               4,012                       -
  Inventories                                                         (5,306)                 (1,629)
  Prepaid expenses and other
   current assets                                                       (940)                 (1,086)
  Other assets                                                          (713)                   (977)
  Accounts payable                                                    (6,819)                (23,157)
  Accrued interest                                                      1,466                     220
  Other accrued liabilities                                           (2,043)                   5,771
  Deferred income taxes                                                 (471)                       -
   Net cash provided by
                                                           ------------------- --- -------------------
   operating activities                                                20,961                  27,930

Cash flows from investing activities:
Capital expenditures                                                    (955)                 (1,117)
Cash proceeds from sales of property, plant and
equipment, net                                                            931                   1,985
Net cash (used in) provided by
                                                           ------------------- --- -------------------
  investing activities                                                   (24)                     868

Cash flows from financing activities:
Net payments on revolving credit agreements                          (22,214)                (30,084)
Payments on long-term debt                                            (5,232)                       -
                                                           ------------------- --- -------------------
Net cash used in financing activities                                (27,446)                (30,084)

Net decrease in cash and cash equivalents                             (6,509)                 (1,286)
Cash and cash equivalents
  at beginning of period                                                7,927                   5,107

Cash and cash equivalents at
                                                           ------------------- --- -------------------
  end of period                                                      $  1,418                $  3,821
                                                           =================== === ===================

                                                        Six Months Ended
                                                    June 27            June 28
                                                      2003               2002

Supplemental disclosures:

  Cash paid for interest                           $   14,660        $   14,887
  Net cash (refunded) paid for income taxes        $  (2,948)        $    2,531


















































The accompanying notes are an integral part of these financial statements.

               BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 27, 2003



1. ORGANIZATION AND BUSINESS

ORGANIZATION

On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").

BJI is a wholly-owned subsidiary of a holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.

Affiliates of Trivest Partners, L. P. ("Trivest") are majority shareholders of Holdings. Trivest, Holdings and the Company have certain common shareholders, officers and directors.


BUSINESS

BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channels. BJI's furniture products are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, woven materials and teak and are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BJI and subsidiaries are for interim periods and do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results may differ from those estimates.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's three and six months ended June 27, 2003 and June 28, 2002. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.


GOODWILL

Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001 was amortized on a straight-line basis over its estimated useful life which was 40 years. Effective with the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"), on January 1, 2002, goodwill is no longer subject to amortization. Instead, goodwill is subject to an annual assessment for impairment in value by applying a fair-value based test.

Any impairment loss for goodwill arising from the initial adoption of SFAS No. 142 is reported as a change in accounting principle. During the fourth quarter of 2002, the Company completed its Step 2 assessment of goodwill and recorded a transition impairment adjustment of $201.2 million, net of tax. The impairment has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

RECLASSIFICATION

Certain   prior  period  balances have been reclassified to conform with current period presentation.

STOCK OPTIONS

The Company follows the disclosure provisions required in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table summarizes the Company's results as if stock based compensation expense was recorded for the three and six months ended June 27, 2003 and June 28, 2002:

                                                          Three Months Ended                     Six Months Ended
                                                   ---------------------------------    -----------------------------------
($000's)                                           June 27, 2003      June 28, 2002     June 27, 2003       June 28, 2002
                                                   --------------     --------------    ---------------    ----------------

Net income (loss) as reported                             $3,006             $1,776               $210          ($196,595)
Pro forma stock based compensation expense,
net of tax                                                    37                 37                 74                  74
                                                   --------------     --------------    ---------------    ----------------
Pro forma net income (loss)                               $2,969             $1,739               $136          ($196,669)
                                                   ==============     ==============    ===============    ================

Expected dividend yield                                 zero              zero               zero               zero
Expected stock price volatility                           25%              25%                25%                25%
Risk-free interest rate                                 5.00%            4.68%              5.00%              4.68%
Expected life of options in years                         10               10                 10                 10



3.  Inventories

Inventories consisted of the following:

($000's)                               June 27, 2003       December 31, 2002
                                      -----------------   --------------------

Raw materials                                  $28,053                $21,497
Work in progress                                 1,440                  2,667
Finished goods                                   2,879                  4,074
                                      -----------------   --------------------
                                               $32,372                $28,238
                                      =================   ====================


4. Operating Segments

The Company has two segments organized and managed based on the market channel into which the Company's products are sold.

The Company evaluates performance and allocates resources based on gross profit. The accounting policies for each segment are consistent with those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There are no intersegment sales or transfers. The Company has no significant export revenues. The following table presents information related to the Company's two reportable segments:



                                      Three Months Ended                               Six Months Ended
                          --------------------------------------------    --------------------------------------------
                               June 27,                June 28,                June 27,                June 28,
($000's)                         2003                    2002                    2003                    2002
                          --------------------    --------------------    --------------------    --------------------

Net sales:

Retail channel             $    54,332             $    41,563             $   133,923             $   144,580

Contract channel                35,241                  32,791                  58,752                  54,693

                          --------------------    --------------------    --------------------    --------------------
Total net sales            $    89,573             $    74,354             $   192,675             $   199,273
                          ====================    ====================    ====================    ====================


Gross profit:

Retail channel             $    14,122             $    14,710             $    26,769             $    34,762

Contract channel                11,950                  11,175                  18,405                  18,148

                          --------------------    --------------------    --------------------    --------------------
Total gross profit         $    26,072             $    25,885             $    45,174             $    52,910
                          ====================    ====================    ====================    ====================







                                                       Three Months Ended                              Six Months Ended
                                            ------------------------------------------      ---------------------------------------
                                                June 27,                June 28,               June 27,               June 28,
($000's)                                          2003                    2002                   2003                   2002
                                            -----------------       ------------------      ----------------      -----------------

Depreciation and amortization:

Retail channel                                        $  126                   $  138                $  250                 $  275

Contract channel                                         270                      326                   566                    577

Shared                                                 2,129                    2,180                 3,338                  3,410

                                            -----------------       ------------------      ----------------      -----------------
Total depreciation and amortization                  $ 2,525                 $  2,644               $ 4,154                $ 4,262
                                            =================       ==================      ================      =================

Expenditures for long lived assets:

Retail channel                                         $  23                    $  20                 $  39                  $  54

Contract channel                                           3                       23                    79                     33

Shared                                                   527                       87                   837                   1030

                                            -----------------       ------------------      ----------------      -----------------
Total expenditures for long lived
assets                                                $  553                   $  130                $  955               $  1,117
                                            =================       ==================      ================      =================

                                                              As of
Segment assets                                   June 27,             December 31,
                                                   2003                   2002
                                            --------------------    ------------------

Retail channel                                         $ 21,732              $ 72,589

Contract channel                                         36,408                83,860

Shared                                                  209,096               145,644

                                            --------------------    ------------------
Total assets                                          $ 267,236             $ 302,093
                                            ====================    ==================




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

As of June 27, 2003 and December 31, 2002, the fair value of the swap was recorded as a liability of $5.8 million and $6.4 million, respectively. The portion of the change in fair value attributable to the ineffectiveness of the hedge is recorded in the accompanying statement of operations as "interest expense" and was $0.4 million and $0.3 million for the six months ended June 27, 2003 and June 28, 2002, respectively. The balance of the change in fair value of $0.6 million is recorded in other comprehensive loss, net of tax.

From the period of December 31, 2002 through June 27, 2003 the 3-month LIBOR interest rate declined approximately 19 basis points, resulting in the fair value decline of the interest rate swap. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.


6. Long Term-Debt

Long-term debt consisted of the following at June 27, 2003 and December 31, 2002:





        $000's                                 June 27,          December 31,
                                                 2003                2002
                                            ---------------    -----------------

        Revolving line of credit               $ 10,758           $  32,647

        Term loan                               139,203             144,435

        Senior subordinated notes               102,943             102,697

        IDB bonds                                 2,925               3,250
                                            ---------------    -----------------

                                                 255,829            283,029

        Less current portion                    (10,325)            (9,700)
                                            ---------------    -----------------

                                               $245,504            $273,329
                                            ===============    =================


SENIOR CREDIT FACILITY

The senior credit facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios.

As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Ratios and the Interest Coverage Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second
Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financials statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million. The Company was in compliance with all covenants set forth in the second amendment as of June 27, 2003.

Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty.


SENIOR SUBORDINATED NOTES AND WARRANTS

The indenture under which the senior subordinated notes are issued requires the Company to meet a minimum fixed charge coverage ratio and includes other provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. The Company failed to make the $6.7 million scheduled semi-annual interest payment in February 2003. The Company subsequently made the interest payment within the cure period specified in the Notes. At June 27, 2003, the Company was in compliance with such covenants.

The Indenture was amended in March of 2003 to allow for indebtedness of the Company that is structurally senior to the Notes to be issued to Trivest should the Guaranty be called upon by either the senior bank group or voluntarily called by Trivest to avoid a default under the Senior Credit Facility.

7. Statement of Comprehensive Income (Loss)

The components of other comprehensive income (loss) and total comprehensive income (loss) for the three and six months ended June 27, 2003 and June 28, 2002 are as follows:


                                                    Three Months Ended                       Six Months Ended
                                           -------------------------------------    ------------------------------------
                                                June 27,             June 28,            June 27,            June 28,
($000's)                                          2003                 2002                2003                2002
                                           ----------------    -----------------    ----------------    ----------------



Net income (loss)                            $      3,006           $   1,776            $    210           $(196,595)

Change in fair value of interest rate
swap, net of taxes                                  (280)              (1,427)               (620)               (835)

                                           ----------------    -----------------    ----------------    ----------------
Comprehensive income (loss)                  $      2,726           $     349          $     (410)          $(197,430)
                                           ================    =================    ================    ================



8. Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company accrues for warranties based on historical experience and sales.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").

GENERAL

BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channels. BJI's furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, woven materials and teak. These products are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.

RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the three and six months ended June 27, 2003 and June 28, 2002 for each of the Company's market channels:


                                                                   Three Months Ended
                                          June 27, 2003                                          June 28, 2002
                        ----------------- -- ---------------- -- ---------- -- ----------------- -- ---------------- -- ----------
                                                                    Gross                                                  Gross
($000's)                   Net Sales          Gross Profit         Margin           Net Sales          Gross Profit        Margin
                        ----------------- -- ---------------- -- ---------- -- ----------------- -- ---------------- -- ----------

Retail Channel           $      54,332         $     14,122         26.0%         $     41,563         $    14,710         35.4%


Contract Channel                35,241               11,950         33.9%         $     32,791         $    11,175         34.1%
                        -----------------    ----------------    ----------    -----------------    ----------------    ----------


                          $     89,573         $     26,072         29.1%         $     74,354         $    25,885         34.8%
                        =================    ================    ==========    =================    ================    ==========

                                                                    Six Months Ended
                                          June 27, 2003                                          June 28, 2002

                        ----------------- -- ---------------- -- ---------- -- ----------------- -- ---------------- -- ----------
                                                                   Gross                                                  Gross
                             Net Sales         Gross Profit        Margin          Net Sales          Gross Profit        Margin
                        ----------------- -- ---------------- -- ---------- -- ----------------- -- ---------------- -- ----------

Retail Channel            $     133,923        $     26,769         20.0%       $    144,580          $   34,762           24.0%


Contract Channel                 58,752              18,405         31.3%             54,693              18,148           33.2%
                        -----------------    ----------------    ----------    -----------------    ----------------    ----------

                          $     192,675        $     45,174         23.4%       $    199,273          $   52,910           26.6%
                        =================    ================    ==========    =================    ================    ==========



See Note 4 to Consolidated Financial Statements for more information concerning the Company's segments.

The   following  table  sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales.


                                 Three Months Ended                      Six Months Ended
                        -------------------------------------    ---------------------------------

                           June 27, 2003       June 28, 2002      June 27, 2003     June 27, 2002
                        -----------------    ----------------    ---------------    --------------

Gross profit                       29.1%               34.8%              23.4%             26.6%

Selling, general
and administrative
expense                            13.5%               18.7%              13.4%             13.7%

Amortization                        0.9%                0.9%               0.8%              0.7%

Operating income                   14.7%               15.2%               9.3%             12.1%

Interest expense                    9.5%               11.2%               9.1%              8.3%

Provision for
income taxes                        1.8%                1.5%               0.1%              1.5%

Cumulative effect
of change in
accounting
principle                           0.0%                0.0%               0.0%          (101.0%)

Net income (loss)                   3.4%                2.4%               0.1%           (98.7%)



COMPARISON OF THREE MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002

Net Sales. Consolidated net sales increased $15.2 million or 20.5% in the second quarter of 2003, to $89.6 million compared to $74.4 million for the same period of 2002. Net sales in the retail channel increased $12.8 million or 30.7%, while sales in the contract channel increased $2.5 million or 7.5% as compared to the same period of 2002. Retail channel sales increased in the second quarter of 2003 compared to the same period of 2002 as a result of increased shipments to national accounts in the second quarter of 2003, the result of an increased backlog at the end of the first quarter partially offset by lower shipments to specialty accounts due to weather related issues. Contract sales continued its steady growth primarily due to our ability to extend our market to colleges and universities and sports complexes as well as increased sales from our Tropicraft and Texacraft brands.

Gross Profit. Gross profit increased by $0.2 million, or 0.7% in the second quarter of 2003 to $26.1 million compared to $25.9 million in the second quarter of 2002. The overall increase in gross margin experienced in the second quarter of 2003 was primarily due to increased sales volume as discussed above; partially offset by an unfavorable product mix which included a greater percentage of total sales to national accounts, which are typically lower in margin. The contract channel experienced a slight decrease in gross margin as a percentage of net sales primarily due to continued margin pressures as a result of a sluggish economy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million or 12.8% from $13.9 million in the second quarter of 2002 to $12.1 million in the second quarter of 2003. The results for the second quarter of 2002 include a non-recurring charge of $0.7 for the loss on the sale of equipment. Also contributing to the variance was a decrease in commission expense related to increased sales to national accounts, which do not have commissions associated with them.

Amortization. Amortization expense of $0.8 million in the second quarter of 2003
relating to  the  amortization of certain   intangible  assets was substantially
unchanged compared to the same period for the prior year.

Operating Income.   As a  result of the   above, operating income increased from
$11.3 million in the second quarter of 2002 (15.2% of net sales) to $13.2 million (14.7% of net sales) in the same period of 2003.

Interest Expense. Interest expense increased $0.1 million in the second quarter of 2003 to $8.5 million from $8.4 million in the same period of 2002, primarily due to an increase in interest rate margins under the terms of the Company's Senior Credit Facility pursuant to an amendment to the facility entered into in March of 2003 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). This increase in interest expense was partially offset by a lower outstanding debt balance.

Provision for Income Taxes. The effective tax rate in the second quarter of 2003 was a provision of 35.0 % compared to a tax expense of 39.3% for the same period of the prior year and is greater than the federal statutory rate due to the effect of state income taxes.

COMPARISON OF SIX MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002

Net Sales. Consolidated net sales decreased $6.6 million or 3.3% during the six months ended June 27, 2003, to $192.7 million, compared to $199.3 million for the same period of 2002. Net sales in the retail channel decreased $10.7 million or 7.4%, while sales in the contract channel increased $4.1 million or 7.4% as compared to the same period of 2002. Retail channel sales decreased in the first six months of 2003 compared to the same period of 2002 as a result of poor seasonal sales at many retailers, including both specialty retailers and national accounts. Contract sales continued its steady growth primarily due to our ability to extend our market to colleges and universities and sports complexes as well as increased sales from our Tropicraft and Texacraft brands.

Gross Profit. Gross profit decreased by $7.7 million, or 14.6% in the first six months of 2003 to $45.2 million compared to $52.9 million for the same period of 2002. The overall decrease in gross margin experienced in the first six months of 2003 was primarily due to decreased sales volume as discussed above, compounded by an unfavorable product mix which included a greater percentage of total sales to national accounts, which are typically lower in margin. In addition the retail channel gross profit was down as a percent of net sales due to overall lower sales volume resulting in fixed costs accounting for a greater percentage of net sales and to a lesser extent an unfavorable product mix to specialty customers. The contract channel experienced a slight decrease in gross margin as a percentage of net sales primarily due to margin pressures resulting from a sluggish economy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.5 million or 5.6% from $27.3 million in the first six months of 2002 to $25.8 million in 2003 primarily due to a decrease in compensation expense partially offset by increased legal and professional services expenses along with a loss incurred on the sale of certain assets.

Amortization. Amortization expense of $1.5 million in for the six months ended June 27, 2003 relating to the amortization of certain intangible assets was substantially unchanged compared to the same period for the prior year.

Operating Income.   As a  result of the above,  operating  income decreased from
$24.2 million in the first six months of 2002 (12.1% of net sales) to $17.9 million (9.3% of net sales) in the same period of 2003.

Interest Expense. Interest expense increased $1.1 million in the first six months of 2003 to $17.6 million from $16.5 million in the same period of 2002, primarily due to an increase in interest rate margins under the terms of the Company's Senior Credit Facility pursuant to an amendment to the facility entered into in March of 2003 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). This increase in interest expense was partially offset by a lower outstanding debt balance.

Provision for Income Taxes. The effective tax rate in the first six months of 2003 was a tax expense of 41.2% compared to a tax expense of 39.4% for the same period of the prior year and is greater than the federal statutory rate due to the effect of state income taxes.

Cumulative effect of change in accounting principle. As of January 1, 2002 the Company implemented the provisions of SFAS No. 142. The Company recorded a cumulative effect of change in accounting principle to reflect the impairment of goodwill of $201.2 million, net of tax. This adjustment was recorded effective January 1, 2002.

SEASONALITY AND QUARTERLY INFORMATION

Sales of retail specialty products are typically higher in the second quarter of each year as a result of high demand for retail furniture preceding the summer months. Sales of retail specialty products are also higher in the fourth quarter as a result of the Company's merchandising programs with its dealers. Sales of retail products to national accounts are typically higher in the fourth and first quarters as the national accounts warehouse products in preparation for the spring season. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. The Company has historically financed its short-term liquidity needs with cash flow generated from operations and revolving line of credit borrowings. At June 27, 2003, the Company had $49.1 million of working capital and $32.5 million of unused and available funds under its revolving credit facility.

Cash Flows from Operating Activities. During the first six months of 2003, net cash provided by operations was $21.0 million, compared to $27.9 million for the same period of 2002. The decrease in cash provided by operations in the first six months of 2003 as compared to the same period of the prior year relates primarily to a decrease in cash provided by accounts receivable associated with longer dating on certain shipments, an increase in inventory and a decrease in other accrued liabilities, partially offset by an increase in accounts payable and a refund for income taxes.

Cash Flows from Investing Activities. During the first six months of 2003 the Company spent $1.0 million on capital expenditures which was offset by funds generated from the sale of certain assets. This is compared to the first six months of 2002, which included $1.1 million spent on capital expenditures and $2.0 million generated by the sale of certain assets resulting in $0.9 million provided by investing activities.

Cash Flows from Financing Activities. Net cash used in financing activities during the first six months of 2003 was $27.4 million compared to net cash used in financing activities of $30.1 million for the same period of 2002. During the first six months of 2003 the Company made scheduled term loan principal payments of $4.4 million along with an additional payment of $0.8 million from the sale of certain assets and paid $22.2 million against the revolving line of credit, resulting in net payments of $27.4 million.

During the six months ended June 27, 2003, our senior credit facility consisted of a $165.0 million term loan of which $144.4 million was outstanding on January 1, 2003. During the six month period, principal payments totaling $5.2 million were made against the term loan leaving an outstanding balance on the loan of $139.2 million as of June 27, 2003. During the six months ended June 27, 2003 our senior credit facility also included a $50.0 million revolving credit facility, of which $10.8 million was borrowed and $6.7 million was allocated to existing letters of credit outstanding at June 27, 2003. As of June 27, 2003, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $32.5 million.

The senior credit facility also requires the Company to enter into an interest rate swap agreement to fix the interest rate on a portion of the Company's variable rate debt. (See Note 5 to the Consolidated Financial Statements).

We have significant amounts of debt requiring interest and principal repayments. The senior subordinated notes (See Note 6 to the Consolidated Financial Statements) require semi-annual interest payments and will mature in August 2007. Borrowings under the senior credit facility also require quarterly interest payments. In addition, under our senior credit facility, as amended, we are required to pay down the principal amount of all borrowings under the revolving credit facility to zero for a period of thirty (30) days between July 1, 2003 and August 31, 2003. We paid down the entire revolving credit facility balance on July 23, 2003, and under the provisions of the second amendment of the senior credit facility, will not be able to borrow again until August 22, 2003. As a result there is a chance that we will not be able to fund the semi-annual interest payment to the holders of our senior subordinated notes, which is due on August 15, 2003. We currently anticipate, however, that we will be able to fund the payment on August 22, 2003, within the grace period provided under the Indenture governing the senior subordinated notes.

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

Operating cash flows are closely correlated to demand for the Company's products. A decrease in demand for the Company's products would impact the availability of these internally generated funds. Further, the Company's revolving line of credit is contingent upon the Company meeting particular debt covenants. Failure to comply with these covenants would impact the availability of funds on the revolving credit line.

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

As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Covenant Ratios and the Interest Coverage Covenant Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financial statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million. As of June 27, 2003 the Company was in compliance with all debt covenants.

Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty. Under a Guaranty Agreement between the senior bank group and Trivest, Trivest agreed to fund the Company for up to $13.4 million in the event that the Company failed to make its subordinated debt interest payment or was not in compliance with the fixed charge covenant in the Second Amendment. The Second Amendment allowed the Company to become liable for its obligations under the Trivest Reimbursement Agreement pursuant to a subordination agreement between Trivest and the senior bank group. The Trivest Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty Agreement between Trivest and the bank group.

RELATED PARTY TRANSACTIONS

In   October  1994,  the  Company   entered  into   a  ten-year  agreement  (the
"Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The annual base compensation under the Investment Services Agreement is $750,000. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee of $750,000 but is restricted to paying only $350,000 during the period of the Second Amendment. We paid $175,000 to Trivest associated with this during the period from January 1, 2003 to June 27, 2003.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

BJI purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. During the six months ended June 27, 2003 the Company did not enter into foreign exchange forward contracts and there were no contracts outstanding at June 27, 2003. The Company does not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

General

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warranty Reserve

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company accrues for warranties based on historical experience and sales.

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

Customer relationships

Customer relationships represent the estimated fair value of customer related intangible assets acquired in connection with certain business acquisitions. Customer relationships are being amortized over their estimated useful life of 10 years. Accumulated amortization as of June 27, 2003 and amortization expense for the quarter then ended is $4.9 million and $0.6 million, respectively.

Interest Rate Swap

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,". SFAS No. 149 also amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 will be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company expects that the implementation of SFAS No.149 will have no material effects on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,("SFAS No. 150"). The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN No. 45 are required to be initially recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. FIN No. 45 disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002 and requires initial recognition and initial measurement provisions on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor's previous accounting for guarantees issued prior to the date of the adoption of FIN No. 45 will not be revised or restated to reflect the Interpretation's provisions. The adoption of FIN No. 45 did not impact the Company's financial position, results of operations or cash flows for the six periods ended June 29, 2003.



In January of 2003 FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46"). FIN No. 46 addresses consolidating certain variable interest entities and applies immediately to variable interest entities created after January 31, 2003. The Company does not believe the adoption of FIN No. 46 will have any material effects on its financial position or results of operations.


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


ITEM 4. CONTROLS AND PROCEDURES

As of July 31, 2003 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosures controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding such required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We maintain insurance coverage against potential claims in an amount that we believe to be adequate. We believe we are not presently a party to any litigation, the outcome of which would have a material adverse effect on our business, financial condition, and results of operations or future prospects.


ITEM 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      None



ITEM 3.  SIGNATURES AND CERTIFICATIONS


                                   SIGNATURES

Pursuant to the requirements of the Company's Senior Subordinated Debenture, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BROWN JORDAN INTERNATIONAL, INC


                                     By:/s/ Bruce R. Albertson
                                        ----------------------
   August 11, 2003                          Bruce R. Albertson
                                       President and Chief Executive Officer


   August 11, 2003                   By:/s/ Vincent A.Tortorici, Jr.
                                        ----------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

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




                                        By:/s/  Bruce R. Albertson
                                             ---------------------
   August 11, 2003                              Bruce R. Albertson
                                         President and Chief Executive Officer

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




August 11, 2003                         By:/s/  Vincent A. Tortorici, Jr.
                                         ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer

                                                             Exhibit 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown Jordan International, Inc. (the "Company") on Form 10-Q for the period ended June 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce
R. Albertson, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                        By:/s/  Bruce R. Albertson
                                             ---------------------
   August 11, 2003                              Bruce R. Albertson
                                         President and Chief Executive Officer

The foregoing certificate is being furnished solely pursuant to 18 U.S.C Sec 1350 and is not being filed as part of the Report or as a separate disclosure document.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within this electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                            Exhibit 99.2


                CERTIFICATION PURSUANT TO 18 U.S.C SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brown Jordan International, Inc. (the "Company") on Form 10-Q for the period ended June 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent
A. Tortorici, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



   August 11, 2003                      By:/s/  Vincent A. Tortorici, Jr.
                                         ----------------------------------
                                         Vincent A. Tortorici, Jr.
                                         Chief Financial Officer


The foregoing certificate is being furnished solely pursuant to 18 U.S.C Sec 1350 and is not being filed as part of the Report or as a separate disclosure document.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within this electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.