Form 10-Q
period 2003-09-26
BROWN JORDAN INTERNATIONAL INC
filed 2003-11-17
CIK 931814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal quarter ended September 26, 2003
                                  -------------
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


     Class                   Shares Outstanding at October 31, 2003
----------------              -----------------------------------
$ .01 par value                              1,000

                        Brown Jordan International, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

     Item 1.     Financial Statements
                 Consolidated Balance Sheets as of September 26, 2003
                 (unaudited) and December 31, 2002                           3
                 Consolidated Statements of Operations for the three
                 and nine months ended September 26, 2003 and
                 September 27, 2002 (unaudited)                              4

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 26, 2003 and
                 September 27, 2002 (unaudited)                            5-6

                 Notes to Consolidated Financial Statements (unaudited)   7-14

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          15-25

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               25

         Item 4.  Controls and Procedures                                   25


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         26


         Item 6.  Exhibits and Reports on Form 8-K                          26

                  Signatures                                                26

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                      Brown Jordan International, Inc. and
                    SubsidiariesConsolidated Balance Sheets
                           ($000's) except share data



                                                        September 26,            December 31,
                                                             2003                    2002
                                                      -------------------      ------------------
                                                         (unaudited)

Assets
Cash and cash equivalents                                           $649                  $7,927
Accounts receivable, net                                          41,886                  76,379
Refundable income taxes                                                -                   4,012
Inventories, net                                                  34,430                  28,238
Prepaid and other current assets                                  13,086                  10,856
                                                      -------------------      ------------------

Total current assets                                              90,051                 127,412

Property, plant and equipment, net                                25,627                  28,682
Customer relationships, net                                       19,087                  20,504
Trademarks                                                        25,335                  25,335
Goodwill                                                          91,253                  91,253
Other assets, net                                                  7,978                   8,907
                                                      -------------------      ------------------

Total assets                                                    $259,331                $302,093
                                                      ===================      ==================

Liabilities and Stockholder's Deficit

Current portion of long-term debt                                $10,950                  $9,700
Accounts payable                                                   9,714                  18,153
Accrued interest                                                   2,833                   4,917
Other accrued liabilities                                         17,198                  21,223
                                                      -------------------      ------------------

Total current liabilities                                         40,695                  53,993

Long-term debt, net of current portion                           244,485                 273,329
Other non-current liabilities                                      4,805                   6,381
Deferred income taxes                                              4,351                   4,016
                                                      -------------------      ------------------

Total liabilities                                                294,336                 337,719

Commitments and contingencies

Stockholder's Deficit

Common stock -- par value $.01 per share
1,000 shares authorized, issued and outstanding
at September 26, 2003 and December 31, 2002                            -                       -
Additional paid in capital                                       162,041                 162,041
Accumulated deficit                                            (195,409)               (194,638)
Accumulated other comprehensive loss                             (1,637)                 (3,029)
                                                      -------------------      ------------------

Total stockholder's deficit                                     (35,005)                (35,626)
                                                      -------------------      ------------------

Total liabilities and stockholder's deficit                     $259,331                $302,093
                                                      ===================      ==================








The accompanying notes are an integral part of these financial statements.

                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    For the Three Months Ended                   For the Nine Months Ended
                                                    --------------------------                   -------------------------
                                                September 26,         September 27,         September 26,         September 27,
($000's)                                            2003                  2002                  2003                  2002
                                              ------------------    ------------------    ------------------    ------------------


Net sales                                      $   54,810            $   52,461            $  247,485            $  251,734
Cost of sales                                      35,801                34,535               183,302               180,898
                                              ------------------    ------------------    ------------------    ------------------
Gross profit                                       19,009                17,926                64,183                70,836

Selling, general and
administrative expense                             11,631                13,451                37,407                40,767
Amortization                                          686                   697                 2,162                 2,092
                                              ------------------    ------------------    ------------------    ------------------

Operating income                                    6,692                 3,778                24,614                27,977

Interest expense                                    8,027                 7,876                25,592                24,404
                                              ------------------    ------------------    ------------------    ------------------


(Loss) income before provision for income taxes and cumulative effect of
change in accounting principle                     (1,335)               (4,098)                 (978)                3,573

(Benefit) provision for income taxes                 (354)               (1,613)                 (207)                1,406
                                              ------------------    ------------------    ------------------    ------------------

(Loss) income before cumulative effect
of change in accounting principle                    (981)               (2,485)                 (771)                2,167

Cumulative effect of change in
accounting principle, net of tax                      -                     -                     -                (201,247)
                                              ------------------    ------------------    ------------------    ------------------

Net loss                                       $     (981)           $   (2,485)           $     (771)           $ (199,080)
                                              ============          ============          ============          ============




    The accompanying notes are an integral part of these financial statements.

                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                                Nine Months Ended
                                                                                 September 26, 2003       September 27, 2002

Cash flows from operating activities:
Net loss                                                                              $  (771)             $ (199,080)
Adjustments to reconcile net
  loss to net cash provided
  by operating activities:
Cumulative effect of change in accounting principle, net of tax
                                                                                             -                 201,247
Depreciation and amortization                                                            6,665                   6,862
Reduction of allowance
  for doubtful accounts                                                                  (952)                   (537)
Provision for (recovery of) excess
  and obsolete inventory                                                                   442                 (1,666)
Loss on sale of assets                                                                     283                     733
Changes in operating assets and  liabilities
Accounts receivable                                                                     35,445                  47,326
Refundable income taxes                                                                  4,012                       -
Inventories                                                                            (6,634)                   1,524
Prepaid expenses and other current assets                                              (2,230)                     861
Other assets                                                                           (1,168)                 (1,171)
Accounts payable                                                                       (8,439)                (23,641)
Accrued interest                                                                       (2,084)                     575
Other accrued liabilities                                                              (3,284)                   (149)
Deferred income taxes                                                                    (590)                       -
                                                                          ---------------------    --------------------
Net cash provided by operating activities                                               20,695                  32,884

Cash flows from investing activities:
Capital expenditures                                                                   (1,200)                 (1,447)
Cash proceeds from the sale of property, plant and equipment, net                        1,191                   4,949
                                                                          ---------------------    --------------------
Net cash (used in) provided by investing activities                                        (9)                   3,502

Cash flows from financing activities:
Net payments under revolving credit agreements                                        (19,989)                (28,373)
Payments on long-term debt                                                             (7,975)                 (9,950)
                                                                          ---------------------    --------------------
Net cash used in financing activities                                                 (27,964)                (38,323)

Net decrease in cash and cash equivalents                                              (7,278)                 (1,937)

Cash and cash equivalents at beginning of year                                           7,927                   5,107

                                                                          ---------------------    --------------------
Cash and cash equivalents at end of year                                               $   649                $  3,170
                                                                          =====================    ====================



                                                                                          Nine Months Ended
                                                                             September 26, 2003     September 27, 2002


Supplemental disclosures:

Cash paid for interest                                                     $      24,421            $      21,645
Cash (refunded from) paid for income taxes                                 $      (3,965)           $       2,975





The accompanying notes are an integral part of these financial statements.

               BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2003


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


BUSINESS

BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channels. BJI's furniture products are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, woven materials and teak and are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. BJI's contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms and restaurant and hospitality chains. BJI's RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's three and nine months ended September 26, 2003 and September 27, 2002. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.


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

RECLASSIFICATION

Certain prior period balances have been reclassified to conform with the current period presentation.

STOCK OPTIONS

The Company accounts for stock compensation arrangements in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and accordingly, recognizes no compensation expense for the stock compensation arrangements with employees or directors since the stock options are granted at exercise prices at or greater than the fair market value of the shares at the date of grant and follows the new disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company granted no options for the three months ended March 31, 2003 and 2002. Had compensation cost for all options granted been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:



                                                    Three Months Ended                       Nine Months Ended
                                            -----------------------------------     ------------------------------------
                                            September 26,       September 27,       September 26,        September 27,
                                            ---------------     ---------------     ---------------     ----------------
($000's)                                         2003                2002                2003                2002
                                            ---------------     ---------------     ---------------     ----------------

Net loss as reported                                ($981)            ($2,485)              ($771)           ($199,080)
Pro forma stock based compensation
expense, net of tax                                     37                  37                 111                  111
                                            ---------------     ---------------     ---------------     ----------------
Pro forma net loss                                ($1,018)            ($2,522)              ($882)           ($199,191)
                                            ===============     ===============     ===============     ================


Expected dividend yield                         zero                zero                zero                 zero
Expected stock price volatility                  25%                 25%                 25%                  25%
Risk-free interest rate                         5.00%               4.68%               5.00%                4.68%
Expected life of options in
years                                             10                  10                  10                  10



3.  Inventories

Inventories consisted of the following:

                                September 26,             December 31,
                              ------------------      -------------------
($000's)                            2003                      2002
                              ------------------      -------------------

Raw materials                           $26,233                  $21,497
Work in progress                          1,813                    2,667
Finished goods                            6,384                    4,074
                              ------------------      -------------------
                                        $34,430                  $28,238
                              ==================      ===================



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




                                                Three Months Ended                               Nine Months Ended
                                    --------------------------------------------    --------------------------------------------
                                       September 26,           September 27,           September 26,           September 27,
($000's)                                   2003                    2002                    2003                    2002
                                    --------------------    --------------------    --------------------    --------------------

Net sales:

Retail channel                       $    26,859             $    19,923             $   160,782             $   164,503

Contract channel                          27,951                  32,538                  86,703                  87,231

                                    --------------------    --------------------    --------------------    --------------------
Total net sales                      $    54,810             $    52,461             $   247,485             $   251,734
                                    ====================    ====================    ====================    ====================


Gross profit:

Retail channel                       $     9,615             $     6,359             $    36,384             $    41,121

Contract channel                           9,394                  11,567                  27,799                  29,715

                                    --------------------    --------------------    --------------------    --------------------
Total gross profit                   $    19,009             $    17,926             $    64,183             $    70,836
                                    ====================    ====================    ====================    ====================




Depreciation and amortization:

Retail channel                       $       124             $       138             $       374             $       412

Contract channel                             287                     290                     853                     865

Shared                                       431                     693                   3,769                   4,116

                                    --------------------    --------------------    --------------------    --------------------
Total depreciation     and
amortization                         $       842             $     1,121             $     4,996             $     5,393
                                    ====================    ====================    ====================    ====================

Expenditures for long lived assets:

Retail channel                       $        54             $         1             $        93             $        55

Contract channel                              61                      53                     140                      86

Shared                                       130                     276                     967                   1,306

                                    --------------------    --------------------    --------------------    --------------------
Total expenditures for long
lived assets                         $       245             $       330             $     1,200             $     1,447
                                    ====================    ====================    ====================    ====================

                                                       As of
Segment assets                         September 26,           December 31,
                                           2003                    2002
                                    --------------------    --------------------

Retail channel                       $    17,789             $    44,286

Contract channel                          37,302                  36,702

Shared                                   204,240                 221,105

                                    --------------------    --------------------
Total Assets                         $   259,331             $   302,093
                                    ====================    ====================



The Company has no reconciling items between net income of the operating segments and consolidated net income.

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


As of September 26, 2003 and December 31, 2002, the fair value of the swap was recorded as a liability of $4.8 million and $6.4 million, respectively. The portion of the change in fair value attributable to the ineffectiveness of the swap is recorded in the accompanying statement of operations as "interest expense" and was $0.7 million and $0.9 million for the nine months ended September 26, 2003 and September 27, 2002, respectively. The balance of the change in fair value of $0.9 million is recorded in other comprehensive loss, net of tax.

From the period of December 31, 2002 through September 26, 2003 the 3-month LIBOR interest rate declined approximately 17 basis points, resulting in the fair value decline of the interest rate swap. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.


6. Long-Term Debt

Long-term debt consisted of the following at September 26, 2003 and December 31, 2002:



                                                         As of
($000's)                                September 26, 2002    December 31, 2003
                                         ---------------       ----------------

Revolving line of credit                      $ 13,000            $ 32,647

Term loan                                      136,443             144,435

Senior subordinated notes                      103,067             102,697

IDB bonds                                        2,925               3,250
                                           ---------------     ----------------

                                               255,435             283,029

Less current portion                          (10,950)             (9,700)
                                           ---------------     ----------------

                                              $244,485            $273,329
                                           ===============     ================

SENIOR CREDIT FACILITY

The senior credit facility contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. In addition, the facility specifies that the Company must meet or exceed defined fixed charge and interest coverage ratios and must not exceed defined leverage ratios. As of December 31, 2002 the Company was not in compliance with the Maximum Consolidated Total and Senior Leverage Ratios and the Interest Coverage Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second
Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financials statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million. The Company was in compliance with all financial covenants set forth in the second amendment as of September 26, 2003. On November 3, 2003 the Company was however notified that it was in technical default of certain non-financial covenants set forth in the second amendment for which it received a limited waiver on November 14, 2003 (See Note 9). Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty.

SENIOR SUBORDINATED NOTES AND WARRANTS

The Indenture under which the senior subordinated notes are issued includes provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At September 26, 2003, the Company was in compliance with such covenants. The Company failed to timely make the $6.7 million scheduled semi-annual interest payment in February 2003 and August 2003. The Company subsequently made the interest payments within the grace period provided under the Indenture governing the senior subordinated notes.

The Indenture was amended in March of 2003 to allow for indebtedness of the Company that is structurally senior to the Notes to be issued to Trivest should the Guaranty be called upon by the senior bank group or voluntarily called by Trivest to avoid a financial covenant default under the Senior Credit Facility.

7. Statement of Comprehensive Income (Loss)

The components of other comprehensive income (loss) and total comprehensive income (loss) for the three and nine months ended September 26, 2003 and September 27, 2002 are as follows:




                                                        Three Months Ended                           Nine Months Ended
                                              ----------------------------------------    -----------------------------------------
                                                 September 26,         September 27,         September 26,          September 27,
($000's)                                             2003                  2002                   2003                  2002
                                              ------------------    ------------------    -------------------    ------------------



Net loss                                       $    (981)            $  (2,485)            $    (771)             $(199,080)


Change in fair value of interest rate
swap, net of taxes                                   591                  (485)                1,392                 (1,320)

                                              ------------------    ------------------    -------------------    ------------------
Comprehensive (loss) income                    $    (390)            $  (2,970)            $     621              $(200,400)
                                              ==================    ==================    ===================    ==================




8. Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company accrues for warranties based on historical experience and sales. Changes in the product warranty accrual during the nine months ended September 26, 2003 were as follows:


                                                            Product
                                                           Warranty
                                                           Liability

($000's)

Balance at December 31, 2002                             $   2,135

Accrual for warranties issued                                2,008

Settlements made (in cash or in kind)                       (2,135)

                                                        ----------------
Balance at September 26, 2003                            $   2,008
                                                        ================



9. Subsequent Events

On November 3, 2003 the Company received notification from its Senior Bank Group that it was in technical default of its Senior Credit facility in connection with the Company's delivery of certain documentation as specified by the Second Amendment of Senior Credit Facility executed in March 2003. On November 14, 2003 the Company executed a limited waiver with its Senior Bank Group allowing the Company until December 13, 2003 to submit the remaining documentation. The Company believes that it will be in compliance with the Second Amendment of Senior Credit Facility executed in March 2003 before the expiration of the limited waiver. At this time the Company feels that this technical default will not have a significant impact on future operations.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 23, 2002, the Board of Directors voted to change the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").

GENERAL

BJI is comprised of companies engaged in the design, manufacture and distribution of casual, contract and hospitality and ready-to-assemble ("RTA") furniture to the retail and contract channels. Our furniture products are distributed primarily through independent manufacturer's representatives, and are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, woven materials and teak. These products are distributed through fine patio stores, department stores, national accounts and full line furniture stores nationwide. Our site amenity products are constructed of expanded mesh and sheet steel and marketed through representatives and catalog distribution. Our contract and hospitality seating products are distributed through the contract channel to a customer base, which includes architectural design firms and restaurant and hospitality chains. Our RTA products include promotionally priced coffee and end tables, wall units and rolling carts. Distribution of RTA furniture products is through the retail channel to national accounts, catalog wholesalers and specialty retailers.

RESULTS OF OPERATIONS

The following table sets forth net sales, gross profit and gross margin as a percent of net sales for the three and nine months ended September 26, 2003 and September 27, 2002 for each of the our market channels:



                                                    Three Months Ended
                                September 26, 2003                      September 27, 2002
                       ---------- -- ---------- -- --------- -- --------- --- --------- -- ---------
                          Net         Gross         Gross         Net          Gross        Gross
                         Sales        Profit        Margin       Sales         Profit       Margin
                       ---------- -- ---------- -- --------- -- --------- --- --------- -- ---------


Retail Channel         $ 26,859       $ 9,615         35.8%     $ 19,923     $  6,359          31.9%


Contract Channel         27,951         9,394         33.6%       32,538       11,567          35.5%
                       ----------    ----------    ---------    ---------     ---------    ---------


                       $ 54,810       $19,009         34.7%     $ 52,461      $ 17,926        34.2%
                       ==========    ==========    =========    =========     =========    =========

                                Nine Months Ended
                                September 26, 2003                      September 27, 2002
                       ---------- -- ---------- -- --------- -- --------- --- --------- -- ---------
                         Net          Gross         Gross         Net           Gross        Gross
                         Sales        Profit        Margin        Sales         Profit       Margin
                       ---------- -- ---------- -- --------- -- --------- --- --------- -- ---------


Retail Channel         $160,782       $ 36,384       22.6%     $ 164,503      $ 41,121       25.0%


Contract Channel       86,703           27,799       32.1%        87,231        29,715        34.1%
                       ----------    ----------    ---------    ---------     ---------    ---------


                       $247,485      $  64,183       25.9%     $251,734       $ 70,836       28.1%
                       ==========    ==========    =========    =========     =========    =========



See Note 4 to Consolidated Financial Statements for more information concerning our operating segments.

The following table sets forth certain information relating to our operations expressed as a percentage of the Company's net sales.


                                     Three Months Ended                          Nine Months Ended
                           ----------------------------------------   ----------------------------------------
                              September 26,         September 27,        September 26,         September 27,
                                  2003                  2002                 2003                  2002
                           ------------------    ------------------   ------------------    ------------------

Gross profit                       34.7%                 34.2%                25.9%                 28.1%

Selling, general
and
administrative
expense                            21.2%                 25.6%                15.1%                 16.2%

Amortization                        1.3%                  1.3%                 0.9%                  0.8%

Operating income                   12.2%                  7.2%                 9.9%                 11.1%

Interest expense                   14.6%                 15.0%                10.3%                  9.7%

(Benefit) provision for
income taxes                      (0.6%)                (3.1%)               (0.1%)                  0.6%

Cumulative effect
of change in
accounting
principle                           0.0%                  0.0%                 0.0%               (79.9%)

Net loss                          (1.8%)                (4.7%)               (0.3%)               (79.1%)



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002

Net Sales. Consolidated net sales increased $2.3 million or 4.5% in the third quarter of 2003, to $54.8 million compared to $52.5 million for the same period of 2002. Net sales in the retail channel increased $6.9 million or 34.8%, while sales in the contract channel decreased $4.6 million or 14.1% as compared to the same period of 2002. Retail channel sales increased in the third quarter of 2003 compared to the same period of 2002 as a result of increased shipments to national accounts and specialty retailers during the quarter. Contract channel sales declined during the third quarter primarily due to timing differences which pushed some shipments into the fourth quarter of 2003.

Gross Profit. Gross profit increased by $1.1 million, or 6.0% in the third quarter of 2003 to $19.0 million compared to $17.9 million in the third quarter of 2002. The overall increase in gross margin experienced in the third quarter of 2003 was primarily due to increased sales volume as discussed above and plant efficiencies as a result of the increased volume. The contract channel experienced a decrease in gross margin as a percentage of net sales primarily due to continued margin pressures as a result of a sluggish economy and plant inefficiencies due to lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million or 13.5% from $13.5 million in the third quarter of 2002 to $11.6 million in the third quarter of 2003. The decrease in selling, general and administrative expense for the third quarter of 2003 as compared to the same period of 2002 relates primarily to a decrease in bad debt, payroll and catalog expenses partially offset by an increase in legal and travel related expenses. In addition, the results for the third quarter of 2003 include a charge of $0.1 million for the loss on the sale of certain property. Also contributing to the variance was a decrease in commission expense related to increased sales to national accounts, which do not have commissions associated with them.

Amortization. Amortization expense of $0.7  million in the third quarter of 2003
relating  to  the  amortization of   certain intangible assets was substantially
unchanged compared to the same period for the prior year.

Operating Income. As a result of the above, operating income increased from $3.8 million in the third quarter of 2002 (7.2% of net sales) to $6.7 million (12.2% of net sales) in the same period of 2003.

Interest Expense. Interest expense increased $0.1 million in the third quarter of 2003 to $8.0 million from $7.9 million in the same period of 2002, primarily due to an increase in interest rate margins under the terms of our Senior Credit Facility pursuant to an amendment to the facility entered into in March of 2003 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). This increase in interest expense was partially offset by a lower outstanding debt balance.

Provision for Income Taxes. The effective tax rate in the third quarter of 2003 was a benefit of 26.5 % compared to a tax benefit of 39.4% for the same period of the prior year. The lower rate in 2003 is attributable to a provision for foreign taxes.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002

Net Sales. Consolidated net sales decreased $4.2 million or 1.7% during the nine months ended September 26, 2003, to $247.5 million, compared to $251.7 million for the same period of 2002. Net sales in the retail channel decreased $3.7 million or 2.3%, while sales in the contract channel decreased $0.5 million or 0.6% as compared to the same period of 2002. Retail channel sales decreased in the first nine months of 2003 compared to the same period of 2002 as a result of poor seasonal sales at many retailers, including both specialty retailers and national accounts due to poor weather conditions in the first quarter. The negative impact of the weather was partially offset by increased sales in the second and third quarter of 2003 as compared to the same period of 2002. Contract sales declined during the nine month period ended September 26, 2003 primarily due to timing differences which have pushed some shipments into the fourth quarter of 2003.


Gross Profit. Gross profit decreased by $6.6 million, or 9.4% in the first nine months of 2003 to $64.2 million compared to $70.8 million for the same period of 2002. The overall decrease in gross margin experienced in the first nine months of 2003 was primarily due to decreased sales volume as discussed above, compounded by an unfavorable product mix which included a greater percentage of total sales to national accounts, which are typically lower in margin. In addition the retail channel gross profit was down as a percent of net sales due to overall lower sales volume resulting in fixed costs accounting for a greater percentage of net sales and to a lesser extent an unfavorable product mix to specialty customers. The contract channel experienced a slight decrease in gross margin as a percentage of net sales primarily due to margin pressures resulting from a sluggish economy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.4 million or 8.2% from $40.8 million in the first nine months of 2002 to $37.4 million in 2003 primarily due to a decrease in compensation expense partially offset by increased legal and professional service expense, along with a loss incurred on the sale of certain assets.

Amortization. Amortization expense of $2.2 million for the nine months ended September 26, 2003 relating to the amortization of certain intangible assets was substantially unchanged compared to the same period for the prior year.

Operating Income.   As  a  result of  the above, operating income decreased from
$28.0 million in the first nine months of 2002 (11.1% of net sales) to $24.6 million (10.0% of net sales) in the same period of 2003.

Interest Expense. Interest expense increased $1.2 million in the first nine months of 2003 to $25.6 million from $24.4 million in the same period of 2002, primarily due to an increase in interest rate margins under the terms of our Senior Credit Facility pursuant to an amendment to the facility entered into in March of 2003 (see Note 6 of the accompanying Notes to Consolidated Financial Statements). This increase in interest expense was partially offset by a lower outstanding debt balance.

Provision for Income Taxes. The effective tax rate in the first nine months of 2003 was a tax benefit of 21.2% compared to a tax expense of 39.4% for the same period of the prior year. The lower rate in 2003 is attributable to a provision for foreign income taxes.

Cumulative effect of change in accounting principle. As of January 1, 2002 the Company implemented the provisions of SFAS No. 142. We recorded a cumulative effect of change in accounting principle to reflect the impairment of goodwill of $201.2 million, net of tax. This adjustment was recorded effective January 1, 2002.

SEASONALITY AND QUARTERLY INFORMATION

Sales of retail specialty products are typically higher in the second quarter of each year as a result of high demand for retail furniture preceding the summer months. Sales of retail specialty products are also higher in the fourth quarter as a result of our merchandising programs with its dealers. Sales of retail products to national accounts are typically higher in the fourth and first quarters as the national accounts warehouse products for the spring season. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of our casual products.

Operating results may also fluctuate due to other factors including, but not limited to:

         changes in general economic conditions including changes in national, regional or local construction or industrial activities;

         adverse weather conditions;

         competitive pricing pressures; and

         changes in interest rates.



LIQUIDITY AND CAPITAL RESOURCES

Our short-term cash needs are primarily for debt service and working capital, including accounts receivable and inventory requirements. We have historically financed our short-term liquidity needs with cash flow generated from operations and revolving line of credit borrowings. At September 26, 2003, we had $49.4 million of working capital and $28.7 million of unused and available funds under our revolving credit facility.

Cash Flows from Operating Activities. During the first nine months of 2003, net cash provided by operations was $20.7 million, compared to $32.9 million for the same period of 2002. The decrease in cash provided by operations in the first nine months of 2003 as compared to the same period of the prior year relates primarily to an increase in accounts receivable associated with longer dating on certain shipments, an increase in inventory, a decrease in accounts payable and a decrease in other accrued liabilities, partially offset by a refund for income taxes.

Cash Flows from Investing Activities. During the first nine months of 2003 the Company spent $1.2 million on capital expenditures which was offset by $1.2 million generated from the sale of certain assets. This is compared to the first nine months of 2002, which included $1.4 million spent on capital expenditures and $4.9 million generated by the sale of certain assets resulting in $3.5 million provided by investing activities.

Cash Flows from Financing Activities. Net cash used in financing activities during the first nine months of 2003 was $28.0 million compared to net cash used in financing activities of $38.3 million for the same period of 2002. During the first nine months of 2003 we made scheduled term loan principal payments of $6.9 million along with an additional payment of $1.1 million from the sale of certain assets and paid $20.0 million against the revolving line of credit, resulting in total net payments of $28.0 million.

During the nine months ended September 26, 2003, our senior credit facility consisted of a $165.0 million term loan of which $144.4 million was outstanding on January 1, 2003. During the same nine month period, principal payments totaling $8.0 million were made against the term loan leaving an outstanding balance on the loan of $136.4 million as of September 26, 2003. During the nine months ended September 26, 2003 our senior credit facility also included a $50.0 million revolving credit facility, of which $13.0 million was borrowed and $6.7 million was allocated to existing letters of credit outstanding at September 26, 2003. As of September 26, 2003, we had undrawn availability based on a borrowing base formula under the revolving credit facility of approximately $28.7 million.

The senior credit facility also requires us to enter into an interest rate swap agreement to fix the interest rate on a portion of the Company's variable rate debt. (See Note 5 to the Consolidated Financial Statements).

We have significant amounts of debt requiring interest and principal repayments. The senior subordinated notes (See Note 6 to the Consolidated Financial Statements) require semi-annual interest payments and will mature in August 2007. Borrowings under the senior credit facility also require quarterly interest payments. In addition, under our senior credit facility, as amended, we were required to pay down the principal amount of all borrowings under the revolving credit facility to zero for a period of thirty (30) days between July 1, 2003 and August 31, 2003. We paid down the entire revolving credit facility balance on July 23, 2003, and under the provisions of the second amendment of the senior credit facility, we were able to borrow again on August 22, 2003. As a result of this requirement we funded the semi-annual interest payment to the holders of our senior subordinated notes, which was due on August 15, 2003, on August 22, 2003, within the grace period provided under the Indenture governing the senior subordinated notes.

Our other liquidity needs relate to working capital, capital expenditures and potential acquisitions. We intend to fund our working capital, capital expenditures and debt service requirements through cash flow generated from operations and borrowings under our senior credit facility.

We believe that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund our anticipated working capital needs. Significant expansion of our business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require us to amend our current Senior Credit Facility or seek access to debt or equity markets.

Operating cash flows are closely correlated to demand for our products. A decrease in demand for the Company's products would impact the availability of these internally generated funds. Further, the Company's revolving line of credit is contingent upon the Company meeting particular debt covenants. Failure to comply with these covenants would impact the availability of funds on the revolving credit line.

Our anticipated capital needs through 2003 will consist primarily of the following:

         interest payments due on the notes and interest and principal due under our senior credit facility,

         increases in working capital driven by the growth of our business, and the financing of capital expenditures.

Aggregate capital  expenditures are estimated at approximately $1.7  million for
2003.   To the extent  available,  funds  will  be  used  to reduce  outstanding borrowings under our senior credit facility.


As of December 31, 2002 we were not in compliance with the Maximum Consolidated Total and Senior Leverage Covenant Ratios and the Interest Coverage Covenant Ratio as defined in the Senior Credit Facility. The lender's agent and the requisite lenders waived these violations of covenants pursuant to the terms contained in the Second Amendment to the Credit Agreement and Limited Waiver ("Second Amendment"). The Second Amendment, dated March 19, 2003, changed certain covenant requirements, established the applicable LIBOR margin at 5.0% for the term debt and 4.5% for the revolver debt, until the later of March 31, 2004 or the delivery of the audited 2003 financial statements. The revolving credit portion of the facility was also reduced from $60 million to $50 million. As of September 26, 2003 we were in compliance with all financial debt covenants. On November 3, 2003 the Company was however notified that it was in technical default of certain non-financial covenants set forth in the second amendment (See Note 9 Notes to Consolidated Financial Statements).

Under a Guaranty Agreement between the senior bank group and Trivest, Trivest agreed to fund us for up to $13.4 million in the event that we failed to make its subordinated debt interest payment or was not in compliance with the fixed charge covenant in the Second Amendment. The Second Amendment allowed us to become liable for its obligations under the Trivest Reimbursement Agreement pursuant to a subordination agreement between Trivest and the senior bank group. The Trivest Reimbursement Agreement obligates us to reimburse Trivest for any funds paid by it pursuant to the Guaranty Agreement between Trivest and the bank group.

RELATED PARTY TRANSACTIONS

In October 1994, we entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to us. The annual base compensation under the Investment Services Agreement is $750,000. Pursuant to the Second Amendment to the Senior Credit Facility we will continue to expense the management fee of $750,000 but we are restricted to paying only $375,000 during the period of the Second Amendment. We paid $281,000 to Trivest pursuant to a Management Services Agreement during the period from January 1, 2003 to September 26, 2003.


FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

Our purchases some raw materials from several Italian suppliers. In addition, we fund some expenses for its Juarez, Mexico manufacturing facility. These transactions expose us to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, we will pay more in U.S. dollars for these transactions. To reduce our exposure to loss from such potential foreign exchange fluctuations, we will occasionally enter into foreign exchange forward contracts. These contracts allow us to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. During the nine months ended September 26, 2003 we did not enter into foreign exchange forward contracts and there were no contracts outstanding at September 26, 2003. We do not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

General

Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We   believe  the  following  critical  accounting  policies   affect  its  more
significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company performs periodic credit evaluations of its customers' financial condition and determines if collateral is needed on a customer by customer basis.

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We accrue for warranties based on historical experience and sales.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill

Under the purchase method of accounting for acquisitions, goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is capitalized and through December 31, 2001 was amortized on a straight-line basis over its estimated useful life which was 40 years. Effective with our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer subject to amortization. Instead, goodwill is subject to an annual assessment for impairment in value by applying a fair-value based test. Should there be a significant decline in our financial performance, the results of this impairment test could have a material impact on our financial statements.

Impairment loss for goodwill arising from the initial adoption of SFAS No. 142 is to be reported as resulting from a change in accounting principle. During the fourth quarter, we completed our Step 2 assessment of goodwill and recorded a SFAS No. 142 transition impairment of $201.2 million, net of tax. The impairment has been accounted for as a cumulative effect of a change in accounting principle and has been recorded effective January 1, 2002.

Trademarks

Trademarks represent the estimated fair value of trade name related intangible assets acquired in connection with certain business acquisitions. Trademarks are indefinite lived intangible assets and therefore are not being amortized. Such assets are tested annually for impairment or when indicators are present.

Customer relationships

Customer relationships represent the estimated fair value of customer related intangible assets acquired in connection with certain business acquisitions. Customer relationships are being amortized over their estimated useful life of 10 years. Accumulated amortization as of September 26, 2003 and amortization expense for the quarter then ended is $5.5 million and $0.6 million, respectively. In addition to the amortization over the useful life, customer relationships are reviewed at least annually for impairment. Should there be a significant decline in our financial performance, the results of this impairment test could have a material impact on our financial statements.

Interest Rate Swap

We utilize an interest rate swap to hedge the variability of cash flow to be paid related to a portion of its recognized variable-rate debt liability. The effectiveness of the interest rate swap hedge relationship is assessed by utilizing the "variable cash flows method." Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness is recorded as interest expense.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 149 also amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 will be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The implementation of SFAS No. 149 has had no material effects on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,"("SFAS No. 150"). The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN No. 45 are required to be initially recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN No. 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. FIN No. 45 disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002 and requires initial recognition and initial measurement provisions on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor's previous accounting for guarantees issued prior to the date of the adoption of FIN No. 45 will not be revised or restated to reflect the Interpretation's provisions. The adoption of FIN No. 45 did not impact our financial position, results of operations or cash flows for the nine months ended September 26, 2003.

In January 2003, the Financial Accounting Standards Board ("FASB') issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The requirements of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For calendar year companies, consolidation of variable interest entities existing prior to January 31, 2003 will be required in their financial statements for the year ended December 31, 2003. We do not believe the adoption of FIN 46 will have a material effect on its consolidated financials statements.


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

    o the subordination of the registered notes to our senior indebtedness, which is secured by substantially al of our assets;

    o the restrictions and financial covenant requirements imposed upon us by our indenture and our senior credit facility;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

The   information  required   by  this   item   is  contained  in  "Management's
Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Foreign Exchange Fluctuations and Effects of Inflation."

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information required to be included in this Quarterly Report.

There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

      31.1       Rule 13a-14(a) /15d-14(a) Certification of Principal
                 Executive Officer.

      31.2       Rule 13a-14(a) /15d-14(a) Certification of Principal
                 Financial Officer.

      32.1       Section 1350 Certification of Principal Executive Officer.

      32.2       Section 1350 Certification of Principal Financial Officer.


SIGNATURES

Pursuant   to   the  requirements  of   the   Company's    Senior   Subordinated
Debenture, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                BROWN JORDAN INTERNATIONAL, INC


  November 17, 2003                 By:/s/ Bruce R. Albertson
                                    ----------------------------
                                    Bruce R. Albertson
                                    President and Chief Executive Officer


   November 17, 2003                By:/s/ Vincent A.Tortorici, Jr.
                                    ----------------------------
                                    Vincent A. Tortorici, Jr.
                                    Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION


I, Bruce R. Albertson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown Jordan International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 17, 2003

                                     By: /s/ Bruce R. Albertson
                                      -----------------------------
                                       Bruce R. Albertson
                                       President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION


I, Vincent A. Tortorici, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brown Jordan International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
        (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 17, 2003

                                        By: /s/ Vincent A. Tortorici, Jr.
                                         -----------------------------
                                          Vincent A. Tortorici, Jr.
                                          Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of Brown Jordan International, Inc. (the "Company") for the period ended September 26, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce R. Albertson, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Bruce R. Albertson
                                        -------------------------------
                                        Bruce R. Albertson
                                        President and Chief Executive Officer
                                        November 17, 2003

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of Brown Jordan International, Inc. (the "Company") for the period ended September 26, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent A. Tortorici, Jr., Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     /s/ Vincent A. Tortorici, Jr.
                                     ------------------------------
                                     Vincent A. Tortorici, Jr.
                                     Chief Financial Officer
                                     November 17, 2003