Form 10-K
period 2003-12-21
BROWN JORDAN INTERNATIONAL INC
filed 2004-04-29
CIK 931814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               For the fiscal year

                             ended December 31, 2003

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

                Registrant's telephone number, including area code:
                                 (954) 960-1117

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

     The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of March 31, 2004 was 1,000. The registrant has no securities registered pursuant to Sections 12(b) or 12(g) nor are any securities listed or trading on any market. The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under that certain Indenture related to the 12 3/4% Senior Subordinated Notes due 2007, as amended, and the Company's Senior Secured Term Notes.


                                 INDEX TO ITEMS
                                                                                                                       Page

PART I

ITEM 1.       Business...............................................................................................     3
ITEM 2.       Properties.............................................................................................    12
ITEM 3.       Legal Proceedings......................................................................................    13
ITEM 4.       Submission of Matters to a Vote of Security Holders....................................................    13

PART II

ITEM 5.       Market for the Registrant's Common Equity and Related Stockholder Matters..............................    13
ITEM 6.       Selected Financial Data................................................................................    13
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..................    14
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.............................................    26
ITEM 8.       Financial Statements and Supplementary Data............................................................    27
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................    56
ITEM 9A       Controls and Procedures................................................................................    56

PART III

ITEM 10.      Directors and Executive Officers of the Registrant.....................................................    56
ITEM 11.      Executive Compensation.................................................................................    59
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........    64
ITEM 13.      Certain Relationships and Related Transactions.........................................................    64

PART IV

ITEM 14.      Principal Accountant Fees and Services.................................................................    67
ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................    68
Signatures    .......................................................................................................    74



                                     PART I

ITEM 1. BUSINESS

GENERAL

     Brown Jordan International, Inc. ("BJI" or the "Company"), is a premier designer, manufacturer and marketer of fine luxury retail and contract furnishings. BJI's brand names include Brown Jordan, Pompeii, Winston, Vineyard, Tommy Bahama, Stuart Clark, Casual Living, Tradewinds, Molla, Loewenstein, Charter, Lodging by Liberty, Woodsmiths, Wabash Valley, Southern Wood Products, Texacraft, and Tropic Craft. BJI sells its furniture products in the retail market to both national and specialty accounts and in the contract market to commercial and institutional users. BJI's retail product offerings include chairs, chaise lounges, tables, umbrellas, cushions and related accessories, which are generally constructed from aluminum, wood or fiberglass. BJI's contract products include the same type of products in addition to wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options to the contract market. In addition, the Company's contract line includes a variety of tables, chairs, benches and swings for the site amenity market. Most of BJI's furniture products, excluding Wabash Valley and Southern Wood Products, are manufactured pursuant to customer orders.

Business

     BJI markets its products using retail distribution and contract distribution channels. In the retail channel, BJI sells to specialty stores and national accounts primarily in the United States. The specialty furniture products are distributed under the Brown Jordan, Winston, Vineyard, Tommy Bahama, Stuart Clark, Casual Living, Tradewinds and Molla brand names through independent sales representatives and a direct sales force. In addition, BJI markets the Company's outdoor products to national accounts under the Southern Wood Products and Casual Living brand names and under private label names.

     In the contract channel the Company's offerings include the Brown Jordan, Loewenstein, Charter, Lodging by Liberty, Pompeii, Wabash Valley, Woodsmiths, Texacraft, and Tropic Craft brand names. The Company's contract products are primarily sold to lodging and restaurant chains, country clubs, apartment developers and property management firms, architectural design firms, municipalities and other commercial and institutional users. The Brown Jordan, Pompeii, Loewenstein and Lodging by Liberty brands are sold through independent sales organizations. Texacraft and Tropic Craft are primarily marketed through an in-house sales force. BJI markets a variety of site amenity products under the Wabash Valley brand name. Wabash Valley products are targeted at educational facilities, municipality and recreation centers, hotels and motels and other institutional and corporate users. The Company manufactures an extensive assortment of seating products ranging from traditional to contemporary styles of chairs, as well as reception area love seats, sofas and stools. BJI designs, assembles and finishes seating products with component parts from a variety of suppliers, including a number of Italian and Mexican manufacturers.

     The Company manages its business through two operating segments (retail and contract) based on the channels into which the products are sold. See Note 13 to the Consolidated Financial Statements.

History

     The Company was formed in 1994 through the merger of Winston Furniture Company, Inc., a designer, manufacturer and distributor of outdoor furniture for the residential, contract and hospitality markets, and Loewenstein Furniture Group, Inc., a manufacturer of seating products for the contract and hospitality markets and of ready-to-assemble furniture products, with and into WinsLoew Furniture, Inc., a newly-formed corporation that was organized for the purpose of the merger.

     From December 19, 1994 through August 27, 1999, WinsLoew's common stock was traded on the NASDAQ National Market under the symbol "WLFI." On August 27, 1999, WinsLoew and Trivest Furniture Corporation (Trivest Furniture), a newly formed Florida corporation was merged with and into WinsLoew, with WinsLoew being the surviving corporation. The merger was approved by majority vote of the shareholders on August 27, 1999. Pursuant to the merger, each holder of the outstanding WinsLoew common stock, other than stock held by Trivest Furniture, received $34.75 per share in cash, without interest, and the holder of each outstanding stock option received a cash payment equal to the difference between $34.75 and the exercise price of the option. Funds to pay the cash merger consideration, option cancellation payments and related fees and expenses were provided by the following sources: (1) the net proceeds from the sale of units consisting of 12 3/4% senior subordinated notes due 2007 and warrants to purchase common stock; (2) borrowings of term loans and drawings on a revolving line of credit under the senior credit facility; (3) and equity. The stock purchase described above was completed in one transaction. The Company accounted for the transaction in accordance with the purchase method of accounting and adjusted the basis of the assets and liabilities based upon the purchase price described above. WinsLoew continued to report its full year of operations as it is the surviving corporation. The total amount of goodwill recorded as a result of the going private transaction was $191.2 million.

Since 1999, BJI has expanded its business through the following acquisitions:

o In July 1999, the Company purchased the stock of Miami Metal Products d/b/a Pompeii Furniture Industries, Inc. and its affiliate, Industrial Mueblera Pompeii De Mexico, S.A. De C.V. ("Pompeii"), a manufacturer of upper-end outdoor furniture sold into both the retail and contract markets.
o In March 2000, BJI acquired all of the stock of Wabash Valley Manufacturing, a manufacturer of site amenity furniture.
o In June 2000, the Company purchased certain assets of Stuart Clark, Inc. and its affiliates. Stuart Clark is a manufacturer of mid-price point upholstered furniture for the hospitality industry. The assets and operations of Stuart Clark were merged into the Lodging by Liberty business.
o In August 2000, the Company purchased all of the stock of Charter Furniture. Charter provided high quality upholstered furniture for rooms, suites and common areas of premier hospitality companies.
o In March 2001, the Company purchased The Woodsmiths Company. Woodsmiths is a manufacturer of custom tabletops for the contract and hospitality industry.
o In May 2001, WinsLoew Furniture, Inc. and its parent WLFI Holdings, Inc. acquired all of the outstanding stock of Brown Jordan International, Inc. a manufacturer whose products serve the premium price point categories in both retail and contract markets and Casual Living Worldwide which markets to national retailers and specialty patio stores under a variety of brand names in the moderate to lower price points to round out the Company's product offerings.

     In April 2002, WinsLoew changed its name to Brown Jordan International, Inc. ("BJI" or the "Company").

RECENT DEVELOPMENTS

New Financing Arrangements

     In March 2004, the Company entered into two financing transactions which, in the aggregate, provide the Company with $225.0 million of new financing. The new financing consists of a: (i) $90.0 million asset based revolving credit facility ("Revolver"); and a (ii) $135.0 million senior secured term notes ("Senior Notes"). Both the Revolver and the Senior Notes are three year commitments. Upon the closing of the transactions, approximately $189 million was drawn under the credit facilities ($135.0 million under the Senior Notes and $54.2 million under the Revolver.) Proceeds were used to repay the Company's previously existing senior secured lenders ("former lenders") in full. Interest costs under the new credit facilities will approximate those of the former credit facility. The Company had been operating under a forbearance agreement with its former lenders as of January 9, 2004, that was subsequently extended through March 31, 2004, while the new financing was arranged.


     The terms of the Revolver provide borrowing availability based on eligible accounts receivable and eligible inventory. Substantially all of the Company's accounts receivable, inventory, fixed assets and intangibles have been pledged as collateral for the Revolver on a first lien basis. The Company must maintain a minimum of $5.0 million of available borrowing capacity at all times, and, provided that the Company maintains a minimum of $9.0 million of available borrowing capacity, the facilities do not have financial covenants. As of the closing date of the transaction, the Company had approximately $61 million outstanding under the Revolver (including letters of credit) and approximately $19 million available to be drawn.


     The Senior Notes are secured by a second lien on substantially all of the Company's accounts receivable, inventory, fixed assets and intangibles, and a first lien on the Company's capital stock as well as that of all domestic subsidiaries. There are no financial covenants associated with the Senior Notes. There is no required amortization on the Senior Notes through maturity. The structure of the new financings will provide the Company with additional liquidity to grow the businesses as well as increased flexibility resulting from having no expected financial covenants or senior debt amortization for the next three years.

     See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES" and Note 15 to the Consolidated Financial Statements for further discussion of the new financing transactions.

Joint Venture and Supply Agreements

     During 2003, the Company expanded its initiative to source furniture products from China. In December 2002, the Company signed a supply agreement with Shian Industry [Hong Kong] Company Limited, allowing them to develop a manufacturing facility in Jiaxing, China that exclusively develops and produces BJI products. The facility supports the manufacturing of furniture made in various materials, including extruded aluminum, combination metals, and woven materials. Shian completed construction of the manufacturing facility and production commenced in March 2004. The agreement provides for the Company to purchase a minimum of $10.0 million of furniture products in the year production begins and $40.0 million for each one-year period thereafter, for the term of the agreement. See Note 11 to the Consolidated Financial Statements for additional discussion.

     The Company also entered into a joint venture with Shian Industry [Hong Kong] Company Limited to build a research, design, manufacturing and model showroom facility in Shanghai, China, dedicated exclusively to BJI products, called the "Center of Excellence." The Center of Excellence is dedicated to exploring and developing the latest global design trends and will serve as a center for global sourcing. Designers can utilize Computer Aided Design (CAD) technologies, allowing for a seamless transmission of information to BJI's design resources in Pompano Beach, Florida, Los Angeles, California and Birmingham, Alabama. The model showroom in the Center of Excellence is used to display BJI's latest offerings in outdoor furniture products. Its convenient location in Shanghai allows it to serve as a hosting facility for BJI's international customers while they are traveling throughout Asia. Construction of the Center of Excellence was substantially completed in January 2004 and production in the manufacturing facility is expected to commence late in the second quarter or early in the third quarter of 2004. See Note 5 to the Consolidated Financial Statements for additional discussion regarding the joint venture.

     In August 2003, BJI also signed a supply agreement with Werner Woods, making BJI the exclusive distributor of certain products made of teak and all weather wicker formerly marketed by Werner Woods. The agreement has an initial term of four years, which automatically renews for one-year terms thereafter. The agreement is cancelable with six months written notice by either party. In September 2003, the Company introduced its first offering under the agreement.

Exclusive Distribution Rights

     In December 2002, BJI and Hanamint Corporation, a leading manufacturer and designer of cast aluminum outdoor furniture, signed an agreement giving BJI exclusive rights to distribute cast aluminum products from Hanamint to the U.S. national account retail market.

     Under the agreement, BJI will exclusively brand and market Hanamint's cast aluminum outdoor furniture to national account customers under BJI's brand names and through private label programs. Hanamint will continue to manufacture its own exclusive collections of cast aluminum products under the Hanamint brand name to the U.S. specialty retail channel. As part of the agreement, the companies will combine expertise and resources in the areas of product design and development for the new BJI cast collections to ensure innovative products for BJI's premier brands distributed through the specialty channel.

Licensing Agreements

     During 2003, the Company expanded its product offerings through licensing agreements. In August 2003, BJI signed a licensing agreement with Tommy Bahama that provides BJI with the sole and exclusive right and license to distribute weather-resistant furniture for outdoor use ("Licensed Product") with the Tommy Bahama trademark. In September 2003, the Company introduced its first offerings under the agreement.

COMPETITIVE STRENGTHS

     BJI believes that it has achieved a leading market position by capitalizing on the following key competitive strengths:

     Brand Recognition. BJI's brands, including Brown Jordan are perhaps the most recognized brand names in the outdoor furniture industry. BJI continues to manufacture and import only products that it believes are representative of the Company's reputation for excellence. BJI believes that its initiative to work with retailers who will exclusively market Brown Jordan products will further enhance the Company's brand recognition in an environment that is consistent with its image.

     Reputation for Producing High Quality Products. The Company's reputation for providing customers with high quality products is built upon its use of superior structural designs, aesthetic styling, sophisticated manufacturing techniques and strict quality control standards. The Company's dedication to quality begins with a customer-oriented design process that is based upon the involvement of senior management, independent designers, sales representatives, dealers, the engineering department and suppliers. The Company also employs a number of sophisticated manufacturing processes that increase the quality of products and differentiate them from those of the Company's competitors.

     Unique Delivery Capabilities. The Company has tailored its operations to meet the unique delivery requirements of its customers. On time delivery is critical to outdoor furniture retailers because of the short selling season, general desire to minimize inventory levels and need to offer customers products that will be available at the time of purchase, or soon after. BJI's ability to deliver "in time, on time" is also important to the contract market customers, who must receive orders of outdoor furniture or seating products on a timely basis in order to meet their own construction or operating deadlines. The Company believes that its ability to deliver products "in time, on time" is unique in the furniture manufacturing industry and distinguishes BJI from its competitors.

     Continual Focus on Customer Service. BJI is dedicated to providing the highest level of customer service through its focus on complete customer satisfaction. The Company provides a variety of services which are geared towards assisting its customers improve the profitability of their business, while strengthening their loyalty to the Company's products.

     Since the Company's seating customers require unique product features, the Company works closely with them to provide customized seating products that meet their particular needs. The Company offers these customized products quickly and cost effectively through its flexible manufacturing processes and trained sales staff that is knowledgeable in the design, manufacture, variety and decor applications of BJI products. BJI also has a customer service department at each manufacturing plant to respond directly to customer inquiries.

BUSINESS STRATEGY

     The Company's strategic objective is to further enhance its leading market position in the retail, contract and hospitality furniture markets. The Company plans on achieving this objective through the continued implementation of the following strategies:

     Increase Penetration of Existing Customers. The Company is constantly working on ways to increase sales to the existing customer base. The Company believes that it can increase its penetration of existing customers by continuing to emphasize high quality products, broad product offerings, timely delivery and customer service together with innovatively styled new product designs.

     Attract New Customers. The Company has undertaken a number of programs to expand its customer base in existing and new markets. Examples of these efforts include: (i) exclusive retail arrangements, (ii) the entrance into traditional furniture stores, (iii) the use of specific market focused sales personnel, (iv) private labeling, and (v) the targeting of national specialty stores. In the seating business, the Company has established dedicated sales groups to focus on attractive specialty end markets. Through the Company's private labeling program, it has taken advantage of the trend towards outsourcing by selling its seating products to several nationally recognized designers of office furniture systems, who in turn sell BJI's products under their own brand name. In the retail market, the Company is targeting national specialty stores that offer home design products, including outdoor furniture. The penetration of these national specialty retailers allows the Company to take advantage of new, expanding distribution channels and capitalize on the significant marketing clout of these retailers without significantly increasing selling and marketing expenses or cannibalizing the existing customer base.

     New Products. The Company annually updates and expands its product lines with new designs and styles, as well as periodically introduces complementary products. BJI's annual design process results in the introduction of newly designed products that make up a meaningful portion of the current year's product offering. The Company's design process involves personnel from all areas of the Company including senior management, manufacturing and sales, as well as the distributors and sales representatives in an effort to design new furniture styles that are attractive and innovative, while cost effective to manufacture and which it believes have a higher likelihood of success.

PRODUCTS AND MARKETS

     The Company distributes to two channels: retail and contract. The Company's products include outdoor furniture designed for residential, commercial and institutional use; seating products designed for commercial and institutional use; and ready-to-assemble furniture designed for household use. For the year ended December 31, 2003, the retail channel and contract channel products accounted for 67% and 33%, respectively, of net sales. The following is a summary of our principal products, customers and markets:


Brand                           Principal Products                                     Principal Customers and Markets

Brown Jordan, Tommy             Outdoor furniture, including chairs, chaise            Specialty patio stores. full-line furniture
Bahama, Winston, Molla,         lounges, tables, umbrellas and related accessories     retailers and department stores in the
Tradewinds, Stuart Clark        constructed of extruded aluminum and teak.             residential market.

Brown Jordan, Texacraft,        Outdoor furniture, including chairs, chaise            Lodging and restaurant chairs, country clubs,
Tropic Craft, Pompeii           lounges, tables, umbrella and related accessories,     architectual firms and other commercial and
                                constructed of aluminum, wrought iron, wood,           institutional users in the contract market.
                                fiberglass and teak.

Wabash Valley                   Site amenity products including chairs, tables         Educational facilities, municipal and
                                benches, swings and related accessories constructed    recreation centers, hotels, motels and other
                                of steel and coated to provide long-term durability    institutional and corporate users.

Loewenstein                     Contemporary to traditional seating products such      Lodging and restaurant chains, country clubs,
                                as wood, metal and upholstery chairs, sofas and        apartment developers and managers,
                                loveseats.                                             architectual firms and other commercial and
                                                                                       institutional users in the contract and
                                                                                       hospitality market.

Charter and Lodging by          Custom and semi-custom upholstery furnishings          Hotel and other hospitality markets.
Liberty                         such as sofa benches, chaises, lounge chairs
                                and ottomans.

Southern Wood Products          Ready to assemble furniture products such as book      National catalog accounts and wholesalers.
                                shelves, entertainment centers, coffee and end
                                tables, computer stations and wall units as well
                                as case goods such as chest of drawers, changing
                                towers and hutches, all of which are constructed
                                of wood or wood derivatives.

Vineyard                        All weather wicker and wood.                           Specialty patio stores, home furnishings
                                                                                       stores and department stores.

Woodsmith                       Custom table tops, bases and conference room           Restaurants, country clubs, health care
                                furnishings.                                           facilities, universities and government
                                                                                       agencies.


     The Company's outdoor furniture products feature a durable painted finish, which is offered in a wide selection of colors. The suggested retail prices for a residential table and four chairs currently range from approximately $700 to $10,000 for the medium to upper-end segment and $150 to $800 for the promotionally priced market. The Company's outdoor furniture is generally used by residential customers indoors and on patios, decks and poolside, while the contract customers generally use the Company's products in restaurants and lodging, as well as for outdoor purposes.

     The Company's seating products are marketed under the Loewenstein, Lodging by Liberty, Charter and Woodsmiths brand names and include an extensive variety of products, ranging from contemporary to traditional styles of wood, metal and upholstered chairs, reception area love seats, sofas, ottomans, chaises, stools and tables. The Company purchases or assembles wood frames and finishes them with one of the numerous standard colors or, if requested, to the customer's specification. The Company's metal chairs are available in chrome or in a selection of standard powder coat finishes. For upholstered products, the customer may select from a number of catalog fabrics, vinyls and leathers or may specify or supply its choice of materials. The Company maintains an inventory of unassembled chair components that enables it to respond quickly to large quantity orders in a variety of finish and fabric combinations. The Company's seating products have a number of commercial and institutional uses, including seating for in-room lodging and common areas, stadium luxury skyboxes, restaurants, lounges and classrooms. The Company also provides seating for various retailers, as well as commercial and institutional construction projects, such as professional sports stadiums and arenas. BJI has excellent and in many instances, long-term relationships with its diverse customer base.

     The Company sells its ready-to-assemble products under the Southern Wood Products brand name to mass merchandisers and catalog wholesalers. BJI's ready-to-assemble products include promotionally priced traditional ready-to-assemble "flatline" and "spindle" furniture and a new line of fully assembled case goods furniture products designed for household use. "Flatline" products include ready-to-assemble items that are constructed of flat pieces of wood, such as book shelves, entertainment and computer centers and tape storage units. The Company's "spindle" products include ready-to-assemble items that are constructed of flat pieces of wood connected by decorative joints and brackets, such as coffee tables, end tables, wall units and rolling carts. Case goods products include fully assembled four drawer chests and three-drawer chest and changing towers, with an optional hutch.

MANUFACTURING AND SOURCING

     BJI produces its products at 12 manufacturing facilities located throughout the United States and one facility in Mexico. See "ITEM 2. PROPERTIES." The Company has tailored its manufacturing processes to each business in order to maximize efficiencies, create high quality products and maintain operating flexibility. The Company's outdoor furniture facilities are vertically integrated - BJI manufactures its residential and contract outdoor furniture products from basic raw materials such as aluminum rod and fabric. In contrast, BJI's seating facilities take advantage of outsourcing opportunities - the Company assembles its seating products from wood components received from its Italian and other suppliers. In both cases, the Company maintains flexible manufacturing processes that enable it to; (i) minimize finished goods inventory and warehousing costs; (ii) efficiently expand its product lines to meet the demands of a diverse customer base; and (iii) effectively control the cost, quality and production time of its products.

     The Company sources approximately 50% of its product from overseas, mainly from China. The Company has sourced the majority of its National Account sales in China and continues to seek sourcing when it feels it can obtain quality product at a reduced cost.

Outdoor Furniture

     The Company markets outdoor furniture to both the retail and contract segments. In the manufacturing process for outdoor furniture products, the Company cuts extruded aluminum tubes to size and shapes or bends them in specially designed machinery. The aluminum is then welded to form a solid frame, and the frame is subjected to a grinding and buffing process to eliminate any rough spots that may have been caused during welding. After this process is completed, the frame is cleaned, painted in a state-of-the-art powder coating system and heat cured. The Company then adds vinyl strapping, cushions, fabric slings or other accessories to the finished frame, as appropriate. The Company then packages the product with umbrellas, tempered glass and other accessories, as applicable, and ships it to the customer.

     The Company believes that it sells the highest quality aluminum outdoor furniture in its price range. Unlike manufacturers of lower-end products that rivet or bolt major frame components, BJI welds the major frame components of its aluminum furniture, thereby increasing the durability and enhancing the appearance of the aluminum product line. The Company's state-of-the-art powder coated painting process results in an attractive and durable finish. To ensure that only the highest quality products are shipped to customers, the Company's quality control department has established numerous checkpoints where the quality of all of its aluminum products are examined during the manufacturing process.

     All fabricated weldments enter into a grinding area for inspection and deburring. After this process is completed the parts enter a wash, rinse and prime cycle. Upon exiting this phase of the manufacturing process the parts flow either to powder coating booths or the Company's plastisol dip tanks. Throughout the manufacturing process all parts and components are carefully inspected to ensure the highest degree of quality.

Contract Seating and Site Amenity Products

     The Company assembles most of its contract and hospitality products to order, but does not generally have the same level of vertical integration as is present in the manufacture of its outdoor product lines. Instead, the Company purchases component parts from a variety of suppliers, including a number of Italian suppliers. The Company utilizes these component parts because they enable it to offer sturdy and aesthetically appealing products, which incorporate unique designs and sophisticated manufacturing techniques that are generally unavailable or are not cost effective in the United States. The principal elements of wood chair assembly include: (i) frame glue-up, (ii) sanding, (iii) seat assembly (in which upholstered seats are constructed from component bottoms, foam padding and cloth coverings), and (iv) painting/lacquering.

     To provide consistency and speed in this finishing process, the Company utilizes a state-of-the-art conveyorized paint line with electrostatic spray guns and a three-dimensional ultraviolet drying system. In particular, Loewenstein's finishing system applies specially formulated materials via robotic reciprocators and utilizes three advanced technologies:

o Electrostatic Finish Application - this process is designed to ensure that a significantly higher percentage of the actual finishing material will adhere to the product, thereby reducing raw material costs;

o Ultraviolet Finishing Materials - these materials allow a much higher solids content, thereby reducing environmental concerns and enhancing finish quality; and

o High-powered Ultraviolet Light - this type of light can cure chairs in less than 60 seconds, thereby speeding inventory turn-over and reducing warehouse requirements.

     For upholstered products, the specified fabric cloth is stretched to fit the chair frame over foam padding. The Company generally assembles metal chairs from imported components. After rework and leveling, BJI places the chairs in cartons to prevent damage in transportation. The manufacturing process also includes a number of product inspections and other quality control procedures.

     Wabash Valley is a designer, manufacturer and finisher of the Company's site amenity products. The fabrication process includes cutting, punching, forming, bending, sawing, welding and grinding. The Company has invested heavily in its fabrication capabilities in the past few years, with focus in Computer Numerical Control ("CNC") technology. This includes a roll forming line, robotic welding, CNC plasma, CNC punching and cutting as well as CNC tube bending. All CNC equipment instructions are downloaded from the Company's on-site drafting and engineering department.

Ready-to-Assemble Furniture

     For the manufacture of the Company's ready-to-assemble products, which include "spindle," "flatline" and case goods products, BJI uses high-density particleboard, which the Company laminates with a variety of wood grains and solid colors. For the Company's "spindle" products, BJI turns, stains and lacquers all of the spindles and then individually boxes the products with spindles and board, along with any necessary hardware and assembly instructions. With respect to "flatline" products, the Company individually boxes the cut laminated particleboard, along with necessary hardware and assembly instructions. The edges of the case goods products cut laminated particleboard may be "soft formed" for aesthetic value. The Company then assembles the unit using glue, screws and hardware, such as self-closing drawer runners, on all units.

Manufacturing Capacity

     Management believes that the Company's manufacturing facilities in the retail and contract and hospitality product lines are currently operating, in the aggregate, at approximately 65% of capacity, assuming a one-shift basis. Management considers the Company's present manufacturing capacity to be sufficient for the foreseeable future and believes that, by adding multiple shift operations, the Company can significantly increase the total capacity of its facilities to meet growing product demand with minimal additional capital expenditures. In addition, the Company engages in an ongoing maintenance and upgrading program, and considers its machinery and equipment to be in good condition and adequate for the purposes for which they are currently used.

MARKETING AND SALES

     The Company sells its products through both independent manufacturers' representatives and internal sales staff. The Company sells its retail outdoor furniture, contract and hospitality products through approximately 180 independent sales representatives. The Company primarily uses an internal sales staff to sell to national accounts and to sell its outdoor furniture products into the contract market. The Company's site amenity and ready-to-assemble products are sold exclusively by independent sales representatives. The Company has strong relationships with its independent sales personnel. Each independent representative promotes, solicits and sells the Company's products in an assigned territory, assists in the collection of receivables, and receives commissions based on the net sales made in his or her territory.

     The Company determines the prices at which its products will be sold and may refuse to accept any orders submitted by a sales representative for credit-worthiness or other reasons. Senior management is also involved in the sales process for all of the Company's furniture products.

     The Company has developed a comprehensive marketing program to assist its representatives in selling the Company's products. Key elements of this program include: (i) holding exhibitions at national and regional furniture markets, including the pre-market show in Las Vegas, Nevada; (ii) leasing ten year-round showrooms at locations across the country, including the Merchandise Mart in Chicago, Illinois and High Point, North Carolina; (iii) providing retailers with annual four-color catalogs of the Company's products, sample materials illustrating available colors and fabrics, point of sale materials and special sales brochures; (iv) providing information directly to representatives at annual sales meetings attended by senior management and manufacturing personnel;
(v) maintaining a customer service department at each of the Company's manufacturing facilities which ensures that the Company promptly respond to the needs and orders of its customers; (vi) maintaining regular contact with key retailers; and (vii) conducting ongoing surveys to determine dealer satisfaction.

BACKLOG

     As of December 31, 2003, the backlog of orders was approximately $104 million, compared to $101 million at December 31, 2002. Backlog is defined as committed purchase orders with future ship dates. Management, in accordance with industry practice, generally permits orders to be canceled prior to shipment without penalty. Further, management does not consider backlog to be predictive of future sales activity because of the short manufacturing cycle and delivery time in both the outdoor and seating segments and, especially in the case of outdoor furniture, the seasonality of sales.

RAW MATERIALS AND SOURCING

     BJI's principal raw materials consist of extruded aluminum tubes, expanded mesh steel, sheet and tube steel, woven vinyl fabrics, paint/finishing materials, vinyl strapping, cushion filler materials, cartons, glass table tops, component parts for seating, particle board and other lumber products and hardware. Although the Company has limited long-term supply contracts, it generally maintains a number of sources for raw materials and has not experienced any significant problems in obtaining adequate supplies for operations. In addition, increases in the cost of raw materials, such as fluctuations in the costs of aluminum, lumber and other raw materials have not historically had a material adverse effect on the results of operations as BJI is generally able to pass through such increases in raw material costs to customers over time through price increases. The Company believes that its policy of maintaining several sources for most supplies and large volume purchases contribute to its ability to obtain competitive pricing. Nevertheless, the market for aluminum is, from time to time, highly competitive, and its price, as a commodity, is subject to market conditions beyond the Company's control. Accordingly, future price increases could have a material adverse effect on BJI's business, financial condition, and results of operations or prospects. In addition, a significant portion of contract product's raw materials consist of component chair parts purchased from several Italian manufacturers.

     The Company views its suppliers as "partners" and works with such suppliers on an ongoing basis to design and develop new products. The Company believes that these cooperative efforts, its long-standing relationships with these suppliers and its experience in conducting on-site, quality control inspections provide it with a competitive advantage over many other furniture manufacturers, including a competitive purchasing advantage in times of product shortages. In the case of BJI's Italian suppliers, the current contracts for purchases are primarily based on the Euro, accordingly, these transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro. (See Item 7.) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION."

The Company has close working relationships with its foreign suppliers and its future success may depend, in part, on maintaining these or similar relationships. Given the special nature of the manufacturing capabilities of these suppliers, in particular certain wood-bending capabilities, and sources of specialized wood types, the contract division could experience a disruption in operations in the event of any replacement of such suppliers. Situations beyond the Company's control, including political instability, significant and prolonged foreign currency fluctuations, economic disruptions, the imposition of tariffs and import and export controls, changes in government policies and other factors could have a material adverse effect on the Company's business, financial condition, and results of operations or prospects.

     The Company also sources certain of its finished goods for the retail business. The Company sources complete lines of tables, chairs, chaise lounges and other outdoor furniture. The Company has developed significant relationships with manufacturers overseas and continues to seek out additional manufacturers that meet its requirements. Although the Company maintains a close relationship with suppliers and has diversified its supply base, the Company's future success may depend in part on its ability to maintain these or similar relationships. Currently these transactions have been negotiated in US dollars accordingly; there has been no risk in currency fluctuation.

FURNITURE INDUSTRY AND COMPETITION

     The furniture industry is highly competitive and includes a large number of manufacturers, none of which dominate the market. Certain of the companies that compete directly with BJI may have greater financial and other resources. Based on the Company's extensive industry experience, BJI believes that competition in retail and contract markets is generally a function of product design, construction quality, prompt delivery, product availability, customer service and price.

     The Company believes that it can successfully compete in the furniture industry primarily on the basis of its innovatively styled product offerings, the Company's unique delivery capabilities, the quality of its products, and its emphasis on providing high levels of customer service. The Company believes that its retail outdoor product line has a leading share of the outdoor furniture market in the geographic region east of the Mississippi River.

     Sales of imported, foreign-produced furniture have increased in recent years. During 2001, the Company moved to address this share of the market through acquisitions. The Company has a manufacturing facility in Mexico and a joint venture with furniture manufacturers located in China. This move has opened up new furniture markets that were previously not targeted by the Company, (as well as lowered cost of production to more competitive levels.)

     In the contract segment, the Company competes with many manufacturers, ranging from large, national, publicly traded entities to small, one-product firms selling to limited geographic markets.

TRADEMARKS AND PATENTS

     The Company has registered the Winston, Loewenstein, Pompeii, Southern Wood Products, Wabash Valley trademarks with the United States Patent and Trademark Office, in addition to numerous trademarks under Brown Jordan Company and BJIP, Inc. The Company believes that its trademark position is adequately protected in all markets in which it does business. The Company also believes that its various trade names are generally well recognized by dealers and distributors, and are associated with a high level of quality and value.

     The Company holds several design and utility patents and the Company's policy is to apply for design and utility patents, as deemed economically necessary. BJI vigorously defends these patents and trademarks.

EMPLOYEES

     At December 31, 2003, the Company had approximately 1,460 full-time employees, of whom 153 were employed in management, 192 in sales, general, and administrative positions, and approximately 1,115 in manufacturing, shipping, and warehouse positions.

     The Company has two manufacturing locations whose employees are subject to collective bargaining agreements. Approximately 130 of the full-time hourly employees in Haleyville, Alabama, are represented by the Retail, Wholesale, and Department Store Union. The labor agreement between the Company and such union, which expires in July 2006, provides that there shall be no strikes, slowdowns or lockouts. Approximately 174 of the full time hourly employees in El Monte, California are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union. The labor agreement between the Company and this union expires in September 2006. The labor agreement provides that there shall be no strikes, slowdowns or lockouts.

Management considers its employee relations to be good.

ENVIRONMENTAL MATTERS

     The Company believes that it complies in all material respects with all applicable federal, state and local provisions relating to the protection of the environment. The principal environmental regulations that apply to the Company govern air emissions, water quality and the storage and disposition of solvents. In particular, the Company is subject to environmental laws and regulations regarding air emissions from paint and finishing operations and wood dust levels in its manufacturing operations. As is typical of the furniture manufacturing industry, the finishing operations use products that may be deemed hazardous and that pose an inherent risk of environmental contamination. Compliance with environmental protection laws and regulations has not had a material adverse impact on BJI's financial condition or results of operations in the past and the Company does not expect compliance to have a material adverse impact in the future.

SEASONALITY

     Sales of retail products are typically higher in the first and fourth quarters as a result of high demand for outdoor furniture in advance of summer use. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of outdoor products.



ITEM 2. PROPERTIES

Location                           Primary Use                      Approx Sq. Ft.           Leased/Owned
--------                           -----------                      --------------           ------------
Birmingham, AL           Retail channel sales office                     5,000                 Leased (1)
Haleyville, AL           Manufacturing and offices                       155,000               Owned
Haleyville, AL           Manufacturing and offices                       218,000               Owned
Haleyville, AL           Warehouse                                       20,000                Owned
Haleyville, AL           Warehouse                                       30,000                Owned
Medley, FL               Manufacturing and offices                       173,000               Leased (2)
Pompano Beach, FL        Manufacturing, office and corporate offices     100,000               Owned
Pompano Beach, FL        Manufacturing and offices                       45,000                Leased (3)
Liberty, NC              Manufacturing and offices                       126,000               Owned
Chicago, IL              Showroom                                        5,500                 Leased (4)
Sparta, TN               Manufacturing and offices                       94,300                Owned
Silver Lake, IN          Manufacturing and offices                       240,000               Owned
El Monte, CA             Manufacturing and offices                       57,000                Leased (5)
El Monte, CA             Manufacturing                                   19,450                Leased (6)
Washington, DC           Showroom                                        3,500                 Leased (7)
Chicago, IL              Showroom                                        7,069                 Leased (8)
Dallas, TX               Showroom                                        4,916                 Leased (9)
San Francisco, CA        Showroom                                        3,889                 Leased (10)
Los Angeles, CA          Showroom                                        5,467                 Leased (11)
High Point, NC           Showroom                                        4,761                 Leased (12)
Miami, FL                Showroom                                        5,178                 Leased (13)
New York, NY             Showroom                                        5,000                 Leased (14)
Laguna, CA               Showroom                                        3,888                 Leased (15)
El Monte, CA             Warehouse and offices                           29,232                Leased (16)
Juarez, MX               Manufacturing and offices                       259,800               Leased (17)
El Monte, CA             Manufacturing and offices                       143,300               Owned
Chicago, IL              Showroom                                        9,485                 Leased (18)
Oxnard, CA               Manufacturing, warehouse and offices            200,000               Leased (19)
Ocala, FL                Contract sales office                           3,000                 Leased (20)


Location                           Primary Use                      Approx Sq. Ft.           Leased/Owned
--------                           -----------                      --------------           ------------
Haleyville, AL           Warehouse                                       51,000                Leased (21)
Haleyville, AL           Warehouse                                       31,325                Leased (22)
Pompano Beach, FL        Offices                                          2,000                Leased (23)
Bentonville, AK          Sales Office                                     6,000                Leased (24)


(1)  Month-to-month.                                                            (13)Lease expires December 2008.
(2)  Lease expires March 2012.                                                  (14)Lease expires September 2011.
(3)  Lease expires June 2004.                                                   (15)Lease expires October 2004
(4)  Lease expires March 2009.                                                  (16)Lease expires September 2005.
(5)  Lease expires March 2005.                                                  (17)Lease expires March 2005.
(6)  Lease expires March 2005.                                                  (18)Lease expires August 2007.
(7)  Lease expires February 2007.                                               (19)Lease expires December 2007.
(8)  Lease expires December 2004.                                               (20)Lease expires August 2004.
(9)  Lease expires December 2006.                                               (21)Lease expires July 2006.
(10) Lease expires December 2006.                                               (22)Lease expires March 2005.
(11) Lease expires April 2007.                                                  (23)Lease expires September 2004.
(12) Lease expires October 2005.                                                (24)Lease expires June 2004.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. The Company maintains insurance coverage against potential claims in an amount that it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or future prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Not applicable. None of our securities are registered pursuant to Sections 12 (b) or 12(g) of the Exchange Act and there is no established public trading market for our securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years ended December 31, 2003 is derived from the audited Consolidated Financial Statements of BJI. The following selected consolidated financial data should be read in conjunction with BJI's Consolidated Financial Statements and related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.


                                                                        Years Ended December 31,
(In thousands)                                 2003             2002              2001              2000              1999
                                               ----             ----              ----              ----              ----

Net sales.............................      $ 346,294         $ 354,670         $286,154         $ 188,963         $162,139
Cost of sales.........................        264,685           262,913          199,568           110,941           96,384
                                         ------------      ------------     ------------      ------------     ------------
Gross profit..........................         81,609            91,757           86,586            78,022           65,755
Selling, general and administrative
   expense............................         50,674            52,898           44,124            30,063           25,674
Amortization..........................          2,857             2,789            9,078             6,957            3,321
                                          -----------       -----------      -----------       -----------      -----------
   Operating income...................         28,078            36,070           33,384            41,002           36,760


Interest expense, net.................         33,146            33,555           34,358            27,114            8,910
                                          -----------       -----------      -----------       -----------      -----------
(Loss) income before provision for income taxes and cumulative effect of
   change in accounting principle ....        (5,068)             2,515            (974)            13,888           27,850
Income tax (benefit) provision
   Current............................        (2,783)               753            2,399             6,549           10,991
   Deferred...........................            961               237              591               602              348
                                          -----------       -----------      -----------       -----------      -----------
                                              (1,822)               990            2,990             7,151           11,339
(Loss) income before cumulative effect
   of change in accounting principle..        (3,246)             1,525          (3,964)             6,737           16,511
Gain on sale of discontinued operation,
   net of taxes.......................              -                 -                -                 -            (755)
Cumulative effect of change in accounting
   principle, net of tax benefit                    -           201,247                -                 -                -
                                         ------------      ------------     ------------      ------------     ------------

Net (loss) income                           $(3,246)          $(199,722)        $(3,964)         $   6,737      $   17,266
                                             =======          ==========         =======           =======        ========
Other financial data
Depreciation and amortization.........      $   6,352         $   6,604         $ 12,798         $  10,561      $    4,845
Capital expenditures..................      $   1,822         $   1,440         $  5,165         $   5,966      $    3,265
Ratio of earnings to fixed charge.....           0.9x              1.1x             1.0x              1.5x            4.0x

Primary working capital (1)...........      $  90,438         $  86,464         $ 79,345         $  51,451      $   35,986
Total assets..........................      $ 306,906         $ 302,093         $544,609         $ 367,622      $  308,062
Long-term debt........................      $ 239,397         $ 273,329         $287,878         $ 238,147      $  198,258
Total debt............................      $ 280,572         $ 283,029         $295,078         $ 242,172      $  201,958
Stockholder's (deficit) equity........      $(37,689)         $(35,626)         $168,365         $  97,876      $   81,711


(1) Primary working capital is the sum of "Accounts receivable, net" and "Inventories, net" less "Accounts payable."

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

     In order to accomplish the recapitalization, Holdings was initially formed as WinsLoew's wholly-owned subsidiary. In addition to Holdings, WinsLoew formed another company called WLFI Merger, Inc., a Florida corporation, as a wholly-owned subsidiary of Holdings. Then, immediately prior to the consummation of the former Brown Jordan acquisition, WinsLoew merged with WLFI Merger, Inc. and was the surviving corporation of the merger.

     As a result of these transactions and as described below, WinsLoew became a wholly-owned subsidiary of the new holding company, Holdings. All shares of WinsLoew common stock that were outstanding immediately prior to the merger were converted into shares of common stock of Holdings. In addition, each warrant or option to purchase shares of WinsLoew's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. In addition, 1,000 shares of previously unissued WinsLoew common stock were then issued to WLFI Holdings, Inc. Finally, by operation of the merger, the separate corporate existence of WLFI Merger ended.

     The recapitalization of WinsLoew did not result in a change in the stock ownership; accordingly, there was no change in the basis of WinsLoew's assets or liabilities.

     In April 2002, WinsLoew changed its name to Brown Jordan International, Inc. ("BJI" or the "Company").

GENERAL

     BJI is a premier designer, manufacturer and marketer of fine luxury retail and contract furnishings. BJI's brand names include Brown Jordan, Pompeii, Winston, Vineyard, Tommy Bahama, Stuart Clark, Casual Living, Tradewinds, Molla, Loewenstein, Charter, Lodging by Liberty, Woodsmiths, Wabash Valley, Southern Wood Products, Texacraft, and Tropic Craft. BJI sells its furniture products in the retail market to both national and specialty accounts and in the contract market to commercial and institutional users. BJI's retail product offerings include chairs, chaise lounges, tables, umbrellas, cushions and related accessories, which are generally constructed from aluminum, steel, wood or fiberglass. BJI's contract products include the same type of products in addition to wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options to the contract market. In addition, the Company's contract line includes a variety of tables, chairs, benches and swings for the site amenity market. All of BJI's furniture products, excluding Wabash Valley and Southern Wood Products, are manufactured pursuant to customer orders.

ACQUISITIONS

     On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 million note payable to the sole shareholder of Woodsmiths, which was paid in July 2001.

     In  addition,  the stock  purchase  agreement  provided  for an  additional contingent deferred payment of up to $1.0 million based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees for the twelve-month period ended December 31, 2001. The maximum contingent payment amount of $1.0 million was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. Woodsmiths' level of earnings before interest, taxes, depreciation, amortization and management fees for the twelve month period ended December 31, 2001 was below the amount required to earn the contingent payment, accordingly, the accrued liability was reversed in 2002, resulting in a decrease to goodwill of $1.0 million. The acquisition was accounted for under the purchase method of accounting resulted in goodwill of approximately $2.4 million, including the aforementioned adjustment reducing goodwill.

     On May 8, 2001, the Company and Holdings acquired all of the outstanding stock of Former Brown Jordan at a purchase price of $78.6 million. The Stock Purchase Agreement by and among Holdings, the Company, Former Brown Jordan and the stockholders of Former Brown Jordan also called for the repayment of outstanding Former Brown Jordan indebtedness at closing, which approximated $44.6 million.

     The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired using management's estimate of the fair value of the assets and liabilities acquired. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of Former Brown Jordan indebtedness at closing was recorded as goodwill in the amount of $47.1 million.

     In order to complete the acquisition, Holdings raised $50.9 million of equity and issued $22.0 million of subordinated notes to the sellers for Former Brown Jordan stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of Former Brown Jordan obtained in exchange for subordinated notes was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing senior credit facility. During 2002, the Company adjusted the purchase price for Former Brown Jordan reducing the principal amount of the Holdings notes payable to $19.5 million as a result of the settlement of certain indemnity claims under the purchase contract. As a result the Company reduced goodwill recorded in connection with the purchase and reduced additional paid in capital by $2.5 million.

     The operating results of the above acquisitions have been included in the consolidated operating results since the dates of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth net sales, gross profit and gross profit as a percent of net sales for the years ended December 31, 2003, 2002 and 2001 for each of the Company's market channels (in thousands, except for percentages):


                         2003                                   2002                                    2001
         --------------------------------------  -------------------------------------  -----------------------------------
             Net         Gross          Gross       Net         Gross           Gross       Net         Gross          Gross
            Sales       Profit        Profit %     Sales       Profit          Profit%     Sales       Profit         Profit%
            -----       ------        --------     -----       ------          -------     -----       ------         -------

Retail   $232,599      $46,327         19.9%     $243,200      $56,382         23.2%    $160,985      $43,665         27.1%

Contract  113,695       35,282         31.0%      111,470       35,375         31.7%     125,169       42,921         34.3%
       -----------   ----------                -----------   ----------               -----------  -----------
Total    $346,294      $81,609         23.6%     $354,670      $91,757         25.9%    $286,154      $86,586         30.3%


See Note 13 to Consolidated Financial Statements for more information concerning the Company's segments.

     The following table sets forth certain information relating to the Company's operations expressed as a percentage of the Company's net sales.


                                                                           2003                  2002                  2001
                                                                           ----                  ----                  ----

Gross profit...........................................................    23.6%                 25.9%                 30.3%
Selling, general and administrative expense............................    14.6%                 14.9%                 15.4%
Amortization...........................................................     0.8%                  0.8%                  3.2%
Operating income.......................................................     8.1%                 10.2%                 11.7%
Interest expense.......................................................     9.6%                  9.5%                 12.0%
(Benefit) provision for income taxes...................................    (0.5%)                 0.3%                  1.0%
Income (loss) before cumulative effect of a change in accounting
   principle...........................................................    (0.9%)                 0.4%                 (1.4%)
Cumulative effect of change in accounting principle....................     0.0%                 56.7%                  0.0%
Net loss...............................................................    (0.9%)               (56.3%)                (1.4%)


COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

     Net Sales. Consolidated net sales were $346.3 million in 2003, a decrease of $8.4 million or 2.4%, in 2003 compared to 2002. In the retail channel, net sales for 2003 were $232.6 million, a $10.6 million or 4.4% decrease from 2002 net sales of $243.2 million. The year over year decline in retail sales was primarily due to lower seasonal sales at many retailers, including both specialty retailers and national accounts, due to poor weather conditions in the first quarter of 2003. The negative impact of the weather was partially offset by increased sales in the remaining nine months of 2003 as compared to the same period of 2002. Contract channel sales increased by $2.2 million, or 2.0%, to $113.7 million in 2003 compared to $111.5 million in 2002 primarily due to an increase in lodging and commercial seating sales, partially offset by a decrease in outdoor contract sales.

     Gross Profit. Gross profit in 2003 was $81.6 million, a decrease of $10.1 million or 11.1% compared to 2002. The decline in the gross margin as compared to 2002 is driven by the retail channel, which experienced gross profit declines of $10.1 million or 17.8% versus the prior year. As a percentage of net sales, the retail gross profit percentage decreased 3.3%, from 23.2% in 2002 to 19.9% in 2003. The decrease in the retail gross profit percentage in 2003 compared to 2002, relates primarily to pricing pressures in the national accounts portion of the business, higher returns and allowances related to sourced product and to a lesser extent, unfavorable product mix and inefficiencies related to lower domestic manufacturing volume. The contract channel gross margin for 2003 remained consistent with 2002, both as a percentage of net sales and in dollars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $50.7 million in 2003, representing a decrease of $2.2 million or 4.2% from $52.9 million in 2002. SG&A spending was lower in the 2003 period primarily due to (i) lower employee incentive related costs, (ii) lower travel related costs, (iii) costs associated with relocating employees to the corporate offices in Florida that were incurred in the 2002 period and (iv) lower advertising costs. These year over year cost reductions were partially offset by increased costs in 2003 associated with legal fees, group insurance and sales meetings. In addition, during 2002, the Company received a $1.0 million dividend as a result of its ownership interest in Lexman Holdings, Limited. The Company sold its interest in Lexman Holdings, Limited in December 2002.

     Amortization. Amortization expense was consistent in 2003 as compared to 2002.

     Operating Income. As a result of the above, operating income decreased 22.2% from $36.1 million in 2002 (10.2% of net sales) to $28.1 million (8.1% of net sales) in 2003.

     Interest Expense. Interest expense decreased $0.5 million in 2003 to $33.1 million from $33.6 million in 2002 primarily due to a favorable impact in 2003 from the interest rate swap, nearly offset by higher average borrowings and higher interest rates in the 2003 period.

     Provision for Income Taxes. The effective tax rate in the 2003 was a tax benefit of 38.8% compared to a tax expense of 39.4% for the same period of the prior year. The lower absolute rate in 2003 is attributable to a lower valuation allowance provision in 2003.

     Cumulative Effect of Change in Accounting Principle. As of January 1, 2002 the Company implemented the provisions of SFAS No. 142. The Company recorded a cumulative effect of change in accounting principle to reflect the impairment of goodwill of $201.2 million, net of tax. This adjustment was recorded effective January 1, 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net Sales. Consolidated net sales increased $68.5 million in 2002, or 23.9% to $354.7 million compared to $286.2 million in 2001. Net sales in the retail channel of $243.2 million for 2002 increased from 2001 retail channel net sales of $161.0 million as a result of the acquisition of the Former Brown Jordan. Contract channel sales decreased in 2002 compared to 2001 resulting from a slowdown in new construction and refurbishing projects in the commercial and hospitality markets caused by economic recession and the continued impact of the events of September 11, 2001.

     Gross Profit. Gross profit increased $5.2 million in 2002 or 6.0% to $91.8 million compared to $86.6 million in 2001. The retail channel experienced lower gross profit in 2002, resulting from the continued impact of a higher percentage of sales to lower margin national accounts, pricing pressure in the Company's specialty business and the Company's initiatives to increase its sales in the middle price points of this market. In addition to specialty stores, the retail channel also targets the lower margin, national accounts market. The contract channel gross profit decreased as a result of lower volumes and the pricing pressure experienced by the Company during 2002 as a result of the continued impact from the events of Sept 11, 2001.

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

     Interest Expense. Interest expense decreased $0.8 million in 2002 to $33.6 million from $34.4 million in 2001 as a result of the reclassification, in accordance with SFAS No. 145, of approximately $2.6 million in debt issuance costs written off in 2001 as a result of the refinancing in connection with the acquisitions in 2001. Excluding these costs interest expense increased as a result of the higher interest rates and the fact that the debt was outstanding for a full year.

     Provision for Income Taxes. The effective tax rate in 2002 (39.4%) and 2001 (307.0%) is greater than the federal statutory rate due to the effect of state income taxes in 2001 and the impact of non-deductible goodwill amortization.

     Cumulative Effect of Change in Accounting Principle. As of January 1, 2002 the Company implemented the provisions of SFAS No. 142. The Company recorded a cumulative effect of change in accounting principle to reflect the impairment of goodwill of $201.2 million, net of a tax benefit of $15.6 million. This adjustment was recorded effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

New Financing Arrangements

     As of December 31, 2003, the Company was not in compliance with certain provisions of its senior credit facility, including certain financial covenants. These violations constituted events of default. On January 9, 2004, the Company entered into a forbearance agreement with its lenders under the senior credit facility that, as amended, provided for a forbearance period through March 31, 2004. During the forbearance period, the Company arranged financing with new lenders and repaid the senior credit facility in full. The terms of the new financing arrangements are summarized below.

     The Company entered into new financing arrangements on March 31, 2004, that consist of a (i) $90.0 million asset based revolving credit facility ("Revolver") with a new lender and a (ii) $135.0 million senior secured term notes ("Senior Notes") with another lender. Proceeds under these new facilities were used to (i) repay all outstanding balances under the Company's existing senior credit facility and term loan, which was terminated on March 31, 2004,
(ii) pay all existing indebtedness and fees to Trivest ($12.1 million), (iii) pay interest rate swap breakage fees, and (iv) to pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities. The termination of the existing senior credit facility and term loan will result in the write-off of deferred financing fees of approximately $6 million and the settlement of the interest rate swap of $4.3 million in the quarter ending June 25, 2004.

     Availability under the Revolver is based on a borrowing base consisting of the Borrowers' eligible accounts receivable and inventory. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the "Domestic Rate"), or at the election of the Company, the applicable London Interbank Offering Rate ("LIBOR") plus 2.25% per year (the "Eurodollar Rate"). The Company also pays an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's accounts receivable, inventory, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility, which accrues interest at the Domestic Rate per year. The Revolver terminates on May 1, 2007, unless terminated earlier by the Company. The Company must pay a $0.9 million termination fee if it elects to terminate the Revolver on or prior to March 31, 2005. As of March 31, 2004, the interest rate on the outstanding balance under the Revolver was 3.36% and was based on the Eurodollar Rate. As of March 31, 2004, the Company had availability of $18.5 million.

     The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the lesser of (i) $15.0 million and (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and swing-line and (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and swing-line. However, the letters of credit with respect to any of the Company's business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and swing-line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business units borrowing base. Fees associated with the letters of credit are equal to the Domestic Rate per year based upon the face amount of the letters of credit.

     The Revolver contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. In addition, the Revolver specifies that the Company must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided the Company maintains a minimum of $9.0 million of available borrowing capacity, the Revolver does not require financial covenants. If availability falls below $9.0 million at any time during a fiscal quarter, the Company is subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to the Company's other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Domestic Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum.

     The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.00% per annum, reset quarterly. The Company will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on substantially all of the Company's accounts receivable, inventory, fixed assets and intangible assets and a first priority lien on the Company's capital stock as well as that of all of its domestic subsidiaries. The Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. Holdings' pledge of the Company's stock is non-recourse to Holdings. As of March 31, 2004, the interest rate on the outstanding balance was 10.11%.

     The Company may redeem, at its option, the Senior Notes, in whole or in part from time to time after March 31, 2005 at applicable redemption prices ranging from 103.0% to 100.0% of face value. In addition, the Company may, at its option, elect on one occasion occurring on or prior to the 60 days following the completion of the Company's audit for the year ended December 31, 2004 (but in any event, no later than June 30, 2005), redeem at a redemption price of 100% of the principal amount thereof, plus accrued interest, a principal amount of the Senior Notes, not to exceed the lesser of (i) 5.0% of the principal amount of the Senior Notes issued and (ii) the amount of excess cash flow (as defined in the agreement) for the year ended December 31, 2004. The ability to redeem Senior Notes in accordance with this provision is contingent on the requirement that (i) no default or event of default shall have occurred and be continuing as such time, and (ii) that the report of the Company's independent auditors in respect of the year ended December 31, 2004 is an "unqualified" audit report.

     The Senior Notes contain various covenants customary for notes of a similar nature, including limitations on the activities of the Company and its subsidiaries to, among other things, (i) declare or pay cash dividends, (ii) modify the capital structure, (iii) acquire or retire indebtedness that is subordinate to the Senior Notes, (iv) issue preferred stock, (v) create or assume any indebtedness, (vi) sell, transfer or assign its properties or assets,
(vii) create or assume liens, (viii) enter into sale and leaseback transactions, or (ix) engage in mergers or acquisitions. In addition, the Senior Notes contain affirmative covenants including, but not limited to maintenance of the Company's properties and reporting obligations. The Senior Notes also contain events of default customary for financing agreements of this type, including failure to pay interest on principal when due and cross-default provisions relating to the Company's other indebtedness in excess of $5.0 million.

     In the event of default, holders of 33 1/3% or more in principal amount of the then outstanding Senior Notes may declare the principal amount of all of the Senior Notes due and payable immediately, by written notice to the Company, and upon such notice, such principal amount and any accrued and unpaid interest shall be immediately due and payable.

     The Company paid approximately $6 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 36 month period beginning March 31, 2004.

     Maturities of long-term debt for the five years succeeding December 31, 2003 are $0.3 million in 2004, $0.3 million in 2005, $0.3 million in 2006 and $239.7 million in 2007.

     Cash Flows from Operating Activities. During 2003, net cash used in operations was $2.7 million, compared to net cash provided by operations of $7.0 million in 2002. The year over year decrease in cash flow from operations is primarily attributable to the lower level of sales and lower gross margins in the 2003 period as compared to the 2002 period, as previously discussed. Additionally, during 2003 higher levels of cash were required for working capital purposes. The increase in accounts receivable in 2003 as compared to 2002 is predominantly driven by increased volume in the Company's "early-buy" program in the specialty retail business. The "early-buy" program provides customers with extended terms for placing pre-season orders. The year over year increase in inventory is primarily due to a higher percentage of sourced products, which requires an earlier inventory build for the season. The increase in accounts payable in the 2003 period is largely due to timing.

     Cash Flows from Investing Activities. During 2003, the Company spent $1.8 million on capital expenditures and sold non-core assets which generated $1.5 million in cash, resulting in net cash used for investing activities of $0.4 million. In 2002, cash flow provided by investing activities was $8.3 million, primarily as a result of the Company's selling a number of non-core assets, as well as its investment in Lexman Holdings, Limited. The sales of assets generated net proceeds of $9.8 million. Capital expenditures of $1.4 million in 2002 partially offset the net cash provided by the assets sales. Capital spending in 2003 and 2002 was primarily for replacement machinery and equipment.

     Cash  Flows  from  Financing  Activities.   Net  cash  used  for  financing
activities during 2003 was $2.9 million compared to net cash used of $12.5 million in 2002. During 2003, in addition to scheduled loan amortization of $9.7 million, the Company sold assets, using the proceeds ($1.5 million) to reduce its outstanding senior term loan. During 2002, in addition to scheduled loan amortization payments of $7.2 million, the Company sold assets using the proceeds ($9.8 million) to reduce its outstanding term loan balance.

     During 2003, the senior credit facility consisted of a $165.0 million term loan of which $144.4 million was outstanding on January 1, 2003. During 2003, principal payments totaling $10.8 million were made against the term loan leaving an outstanding balance on the loan of $133.6 million as of December 31, 2003. During 2003, the senior credit also included a $50.0 million revolving credit facility of which $40.9 million was borrowed and $6.7 million was allocated to existing letters of credit outstanding at December 31, 2003. As of December 31, 2003, the Company had availability based on a borrowing base formula under the revolving credit facility of approximately $2.5 million.

     The senior credit facility was terminated in March 2004 in connection with the Company's entering into new financings, as discussed above.

     The Company believes that the structure of the new financings will provide additional liquidity to support growth of the businesses, as well as provide increased flexibility resulting from having no expected financial covenants or senior debt amortization for the next three years. The Company's short-term cash needs are primarily for debt service and working capital requirements. The Company has historically financed its short-term liquidity needs with cash flow generated from operations and from borrowings under a revolving line of credit.

     Operating cash flows are closely correlated to demand for the Company's products. A decrease in demand for the Company's products would impact the availability of these internally generated funds. The Company's anticipated capital needs through 2004 will consist primarily of the following, (i) interest payments due on outstanding borrowings, (ii) increases in working capital driven by the growth of our business, and (iii) the financing of capital expenditures.

     Aggregate capital expenditures are budgeted at approximately $2.0 million in 2004.


Contractual Obligations

     The following table sets forth the Company's contractual obligations and commitments.

                                                               1 year                              After
(In thousands)                                 Total           or less          2-3 years        4-5 years          5 years
                                               -----           -------          ---------        ---------          -------

Revolving line of credit..............       $ 40,850           $40,850    $           -     $           -     $          -
Long-term debt........................        236,797                 -                -           236,797                -
IDB debt..............................          2,925               325              650               650            1,300
Operating leases......................         22,757             4,967            7,443             5,146            5,201
Standby letters of credit.............          6,655             6,655                -                 -                -
Supply commitment(1)..................        370,000            10,000           80,000            80,000          200,000



     (1) The Company's obligation under the supply commitment is based on the initial term of the agreement. The agreement provides for auto-renewals and allows for early termination with the appropriate notification.

     The Company also has contractual obligations to certain of the Company's executives in the event that such executives are terminated without cause, as defined in the individual agreements. See "Item 11. Executive Compensation" for additional information.

SEASONALITY AND QUARTERLY INFORMATION

     Sales of retail products are typically higher in the first and fourth quarters as a result of high demand for outdoor furniture in advance of summer use. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of outdoor products.

     The following table presents the Company's unaudited quarterly data for 2003 and 2002. Such operating results are not necessarily indicative of results for future periods. BJI believes that all necessary and normal recurring adjustments have been included in the amounts in order to present fairly and in accordance with generally accepted accounting principles the selected quarterly information when read in conjunction with BJI's consolidated financial statements included elsewhere herein.


                                                                       Quarters for the Year Ended December 31, 2003
(In thousands)                                                  First            Second            Third            Fourth
                                                                -----            ------            -----            ------
Net Sales
   Retail..............................................     $    79,591         $ 54,332         $  26,859
$  71,817
   Contract............................................          23,511           35,241            27,951           26,992
                                                             ----------       ----------        ----------      -----------
Total net sales........................................         103,102           89,573            54,810          98,809

Gross profit...........................................          19,102           26,072            19,009          17,426
Operating income.......................................           4,754           13,168             6,692           3,464
Interest expense.......................................           9,024            8,541             8,027           7,554
(Loss) income before provision for income taxes and
   cumulative change in accounting principle...........         (4,270)            4,627           (1,335)          (4,090)
(Benefit) provision for income taxes...................         (1,474)            1,621             (354)          (1,615)
Net (loss) income......................................         (2,796)            3,006             (981)          (2,475)


                                                                       Quarters for the Year Ended December 31, 2002
(In thousands)                                                  First            Second            Third            Fourth
                                                                -----            ------            -----            ------
Net Sales
   Retail..............................................     $   103,017         $ 41,563         $  19,923
$  78,697
   Contract............................................          21,902           32,791            32,538           24,239
                                                             ----------      -----------        ----------       ----------
Total net sales........................................         124,919           74,354            52,461          102,936

Gross profit...........................................          27,025           25,885            17,926          20,921
Operating income.......................................          12,915           11,284             3,778           8,093
Interest expense.......................................           8,172            8,356             7,876           9,151
Income (loss) before provision for income taxes and
   cumulative change in accounting principle...........           4,743            2,928           (4,098)          (1,058)
Provision (benefit) for income taxes...................           1,867            1,152           (1,613)            (416)
Cumulative effect of change in accounting principle, net
   of tax benefit of $15.6 million.....................         201,247                -                 -                -
Net (loss) income......................................       (198,371)            1,776           (2,485)            (642)



RELATED PARTY TRANSACTIONS

     In December 1994, the Company entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. In 2001, as a result of acquisitions, the annual base compensation was increased from $400,000 to $750,000. For the years ended December 31, 2003, 2002 and 2001, the amount expensed was $770,000, $764,000 and $651,000, respectively. These amounts include the annual base compensation and reimbursement of certain expenses. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the acquisition of Former Brown Jordan. Trivest and its affiliates made additional equity investments into Holdings of approximately $48.0 million in 2001, in support of the Former Brown Jordan acquisition. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee, but is restricted to paying only $350,000 during the period of the Second Amendment. As of December 31, 2003, the Company had a liability of $420,000 to Trivest as a result of this restriction on paying management fees.

     On March 31, 2004, in connection with the Company's new financing arrangements, the Investment Services Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on the Company's performance ("Performance Compensation"), as defined in the amendment to the Investment Services Agreement. The Performance Compensation is not to exceed $400,000 in any year. The base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

     As a condition to the extension of the forbearance period under the Company's former senior credit facility, Trivest provided the Company with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment, under a guaranty in favor of the Company's lenders, of $3.5 million to the Company's lenders under the Amended Facility on the Company's behalf. The Company repaid Trivest for the advance of the interest payment, the $3.5 million guaranty payment, plus a guarantee fee and interest of $0.4 million, paid management fees accrued as of December 31, 2003, as referred to above, as well fees earned and accrued through March 31, 2004 ($0.5 million in total) and paid a fee of $0.8 million in connection with the Company's new financing arrangements out of the proceeds from the new financings. See Notes 6 and 15 to the Consolidated Financial Statements for additional discussion.

     Holdings and the Company entered into a tax sharing agreement pursuant to which the Company was included in the consolidated federal income tax return and certain consolidated state income tax returns of Holdings for all taxable periods ended on or prior to December 31, 2002. The Company expects to file in the same manner for 2003. For all periods presented, federal and state income taxes are provided for as if the Company filed its own tax returns. The accompanying consolidated balance sheet as of December 31, 2003 includes $2.6 million payable to Holdings in "Other accrued liabilities" as a result of the benefit to the consolidated tax returns of Holdings' taxable net losses. See
Note 9 to the Consolidated Financial Statements.

     As a result of the Former Brown Jordan acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company had a long-term supply agreement with Lexman, which expired in 2001, providing for the Company to purchase a minimum of $10 million of furniture per year. The Company entered into a new supply agreement with Lexman during 2003, see discussion in Note 11. During 2002, the Company purchased approximately $92 million from Leisure Garden.

     In December 2002, the Company divested its interest in Lexman for $4.3 million in cash and the return of the shares owned by the principals of Lexman and Leisure Garden in Holdings. The Company did not realize any gain or loss from the sale of this asset, but did record a reduction of additional paid in capital of $194,000 as a result of the return of the shares of Holdings. The Company reported dividend income from Leisure Garden, in 2002 of $1.0 million and of $0.7 million in 2001.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

     BJI purchases some raw materials from several Italian suppliers. In addition, the Company funds some expenses for its Juarez, Mexico manufacturing facility. These transactions expose the Company to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, the Company will pay more in U.S. dollars for these transactions. To reduce its exposure to loss from such potential foreign exchange fluctuations, the Company will occasionally enter into foreign exchange forward contracts. These contracts allow the Company to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. Consequently, the Company elected to hedge a portion of its exposure to purchases made in 2002 by entering into foreign currency forward contracts, with a value of $1.5 million, none of which were outstanding and unsettled at December 31, 2002. Further, the Company entered into Mexican Peso forward contracts during 2002, with a value of $4.2 million, none of which were outstanding at December 31, 2002. The Company did not incur significant gains or losses during 2002 as a result of these foreign currency transactions. The Company did not enter into foreign currency forward contracts in 2003. The Company does not speculate in foreign currency.

     Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future. Purchases made from China have been negotiated in US Dollars therefore there is no risk of currency fluctuations associated with these transactions.

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

Concentrations of Credit Risk

     Substantially all of the Company's trade receivables are due from retailers, distributors and hotels and restaurants located throughout the United States. Approximately 38% of the Company's sales in 2003 were to its five largest customers. The Company establishes its credit policies for each business segment based on the nature of the commercial relationships. The Company performs an ongoing evaluation of its customers' credit worthiness and competitive market conditions, and establishes its allowances for doubtful accounts for receivables based upon an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowances for doubtful accounts are sufficient based on the credit exposures outstanding at December 31, 2003. However, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     The carrying value of inventories is based on the lower of cost or market. Cost is determined utilizing the first-in, first-out ("FIFO") method.

Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill and other intangible assets that have indefinite lives are no longer amortized but rather are tested, on a reporting unit basis, at least annually for impairment.

     In the first quarter of 2002, as a result of the adoption of SFAS No. 142, the Company recognized a pre-tax charge of $216.8 million ($201.2 million, net of tax benefit of $15.6 million). The charge is reflected in "Cumulative effect of change in accounting principle, net" in the Consolidated Statements of Operations. (See Note 4 to Consolidated Financial Statements.)

     The Company has elected October 1 as the date for performance of its annual impairment tests on identified intangible assets with indefinite lives. Pursuant to the impairment tests performed effective October 1, 2003, the Company has determined that there has been no additional impairment of the intangible assets with indefinite lives.

Long -Lived Assets

     The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). In accordance with SFAS No. 144, the carrying value and estimated lives of long-lived assets (other than identified intangible assets with indefinite lives) are reviewed if the facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision. If this review indicates that the carrying value of long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the long-lived asset over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds the fair value. Management has reviewed the carrying value of the Company's long-lived assets to be held and used in the Company's operations (other than identified intangible assets with indefinite lives) and has determined there has been no impairment of the carrying value for any of the periods presented.

Customer Relationships

     Customer  relationships  represent  the  estimated  fair value of  customer related intangible assets acquired in connection with certain business acquisitions. Customer relationships are being amortized over their estimated useful life of 10 years. The Company periodically reviews the estimated useful life of customer relationships to determine if the amortization period continues to be appropriate. Accumulated amortization as of December 31, 2003 and amortization expense for the year then ended is $4.1 million and $2.5 million, respectively.

Fair Value of Financial Instruments

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivables and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of the variable rate long-term debt as of December 31, 2003 is disclosed in Note 6. The fair value of the interest rate swap as of December 31, 2003 is disclosed in Note 7.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" ("EITF 94-3"). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The effective date of the new statement is January 1, 2003, with earlier adoption encouraged. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and the adoption did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single- lessee leasing arrangements. The Company does not have any SPEs and is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows for non-SPE VIEs.

     In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). SFAS 132R incorporates all of the disclosure requirements of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132R amends APB Opinion No. 28, "Interim Financial Reporting," to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from the previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. Information required to be disclosed about pension plans should not be combined with information required to be disclosed about other postretirement benefit plans except as permitted by SFAS No. 132R. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R shall be effective for the fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R shall be effective for interim periods beginning after December 15, 2003. The Company has adopted SFAS No. 132R.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This filing contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many of these statements by looking for words like "will," "should," "believes," "expects," "anticipates," "estimates," "intends," "may," "pro forma," or similar expressions used in this prospectus. These forward-looking statements are subject to assumptions, risks and uncertainties, which may cause our results to be materially different from the future results expressed or implied in such forward-looking statements, including those relating to the following:

     o our level of leverage;

     o our ability to meet debt service obligations;

     o the subordination of the registered notes to the Revolver and Senior Notes, which are secured by substantially all of our assets;

     o the restrictions imposed upon us by our indenture and the Revolver and Senior Notes;

     o the competitive and cyclical nature of the furniture manufacturing industry; and

     o general domestic and global economic conditions.

     You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this filing.

     The Company does not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing. Additionally, the Company does not undertake any responsibility to provide updates on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Foreign Exchange Fluctuations and Effects of Inflation" and in Note 1 of the Company's Consolidated Financial Statements.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                             Page


Report of Independent Certified Public Accountants............................................................           28

Consolidated Balance Sheets as of December 31, 2003 and 2002..................................................           29

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001....................           30

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2003,
2002 and 2001.................................................................................................           31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001....................           32

Notes to Consolidated Financial Statements....................................................................           33



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Brown Jordan International, Inc.

     We have audited the accompanying consolidated balance sheets of Brown Jordan International, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brown Jordan International, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.





Fort Lauderdale, Florida




April 9, 2004                                           /s/ Ernst & Young LLP

                Brown Jordan International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                               As of December 31,
                  (Amounts in thousands, except share amounts)


                                                                                   2003             2002
                                                                                   ----             ----

Assets
Current assets:
   Cash and cash equivalents.............................................       $  1,910         $   7,927
   Accounts receivable, net..............................................         84,367            76,379
   Refundable income taxes...............................................          4,999             4,012
   Inventories, net......................................................         37,248            28,238
   Prepaid and other current assets......................................         10,679            10,856
                                                                             -----------       -----------
   Total current assets..................................................        139,203           127,412

Property, plant and equipment, net.......................................         25,376            28,682
Customer relationships, net..............................................         18,043            20,504
Trademarks...............................................................         25,335            25,335
Goodwill.................................................................         91,254            91,254
Other assets, net........................................................          7,695             8,906
                                                                             -----------       -----------
                                                                                $306,906         $ 302,093
                                                                                 =======           =======
Liabilities and stockholder's deficit
Current liabilities:
   Current portion of long-term debt.....................................       $ 41,175         $   9,700
   Accounts payable......................................................         31,177            18,153
   Accrued interest......................................................          5,157             4,917
   Other accrued liabilities ............................................         23,878            21,223
                                                                             -----------       -----------
   Total current liabilities.............................................        101,387            53,993

Long-term debt, net of current portion...................................        239,397           273,329
Other non-current liabilities............................................              -             6,381
Deferred income taxes....................................................          3,811             4,016
                                                                             -----------       -----------
Total liabilities........................................................        344,595           337,719

Commitments and contingencies (Note 11)

Stockholder's deficit

Common stock - par value $.01 per share 1,000 shares authorized, issued and
   outstanding at December 31, 2003 and 2002.............................           -                 -
Additional paid in capital...............................................        162,041           162,041
Accumulated deficit......................................................      (197,884)         (194,638)
Accumulated other comprehensive loss.....................................        (1,846)           (3,029)
                                                                             -----------       -----------
Total stockholder's deficit..............................................       (37,689)          (35,626)
                                                                             -----------       -----------
                                                                                $306,906         $ 302,093
                                                                                 =======           =======




                 See notes to Consolidated Financial Statements.


                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                            Years Ended December 31,
                             (Amounts in thousands)


                                                                                  2003             2002              2001
                                                                                  ----             ----              ----

Net sales................................................................    $   346,294         $ 354,670       $  286,154
Cost of sales............................................................        264,685           262,913          199,568
                                                                           -------------     -------------    -------------
Gross profit.............................................................         81,609            91,757           86,586
Selling, general and administrative expense..............................         50,674            52,898           44,124
Amortization.............................................................          2,857             2,789            9,078
                                                                           -------------     -------------     ------------
   Operating income                                                               28,078            36,070           33,384

Interest expense, net....................................................         33,146            33,555           34,358
                                                                           -------------     -------------    -------------
(Loss) income before provision for income and taxes and cumulative
   effect of change in accounting principle..............................        (5,068)             2,515            (974)

Income tax (benefit) provision:
   Current...............................................................        (2,783)               753            2,399
   Deferred..............................................................            961               237              591
                                                                           -------------     -------------    -------------
                                                                                 (1,822)               990            2,990
                                                                           -------------     -------------    -------------

(Loss) income before cumulative effect of change in accounting
   principle.............................................................        (3,246)             1,525          (3,964)
Cumulative effect of change in accounting principle, net of tax benefit
   of $15.6 million  (Note 4)............................................             -            201,247               -

                                                                           -------------     -------------    -------------
Net loss                                                                     $   (3,246)       $ (199,722)       $  (3,964)
                                                                                ========          ========         ========




                                                See notes to Consolidated Financial Statements.

                                                Brown Jordan International, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholder's Equity (Deficit)
                                                 (Amounts in thousands, except share amounts)



                                                Common
                                                 Stock               Additional      Retained        Accumulated
                                      --------------------------       Paid           Earnings          Other
                                       Shares            Amount     in Capital    (Accum. Deficit)    Comp Loss        Total
                                       ------            ------     ----------    ----------------    ---------        -----

Balance at December 31, 2000.....       850,350      $       9       $ 88,819       $   9,048    $         -     $   97,876
Proceeds of stock issued.........           147                            20               -              -             20
Former Brown Jordan acquisition
   and merger into holdings......     (849,497)            (9)         75,896               -              -         75,887

Comprehensive loss for the year
ended December 31, 2001:
   Net loss......................             -              -              -         (3,964)              -        (3,964)
   Unrealized loss on interest rate
     swap........................             -              -              -               -        (1,454)        (1,454)
                                                                                                                 ----------
Comprehensive loss...............                                                                                   (5,418)
                                     ----------     ----------     ----------      ----------     ----------     ----------
Balance at December 31, 2001.....         1,000              -        164,735           5,084        (1,454)        168,365
                                     ----------     ----------     ----------      ----------     ----------     ----------
Retirement of parent stock.......             -              -          (194)               -              -          (194)
Former Brown Jordan acquisition
   adjustment....................             -              -        (2,500)               -              -        (2,500)

Comprehensive loss for the year
ended December 31, 2002:
   Net loss......................             -              -              -       (199,722)              -      (199,722)
   Change in fair value of interest rate
   swap..........................             -              -              -               -        (1,575)        (1,575)
                                                                                                                -----------
Comprehensive loss...............                                                                                 (201,297)
                                    -----------    -----------    -----------     -----------    -----------    -----------
Balance at December 31, 2002.....         1,000              -        162,041       (194,638)        (3,029)       (35,626)
                                    -----------    -----------    -----------     -----------    -----------    -----------

Comprehensive loss for the year
ended December 31, 2003:
   Net loss......................             -              -              -         (3,246)              -       (3,246)
   Change in fair value of interest rate
   swap, net of deferred taxes of
   $1.1 million..................             -              -                              -          1,398         1,398
Minimum pension liability, net of
   deferred tax benefit of $0.1 million       -              -              -               -          (215)         (215)
                                                                                                                -----------
Comprehensive loss...............                                                                                  (2,063)
                                    -----------    -----------    -----------     -----------    -----------    -----------
Balance at December 31, 2003.....         1,000      $       -       $162,041       $(197,884)   $   (1,846)     $(37,689)
                                        =======        =======        =======         =======        =======       ========






                                                See notes to Consolidated Financial Statements.


                                               Brown Jordan International, Inc. and Subsidiaries
                                                      Consolidated Statements of Cash Flows
                                                        For the Years Ended December 31,
                                                             (Amounts in thousands)


                                                                                  2003             2002              2001
                                                                                  ----             ----              ----

Operating activities:
     Net loss............................................................    $   (3,246)       $ (199,722)      $   (3,964)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Cumulative effect of change in accounting principle, net of tax...              -           201,247             -
       Depreciation and amortization.....................................          6,352             6,604           12,798
       Non-cash interest charges.........................................          2,851             2,587            4,811
       (Reduction in) provision for allowance for doubtful accounts......          (306)                64           (403)
       Provision for excess and obsolete inventory.......................            572             2,245            1,427
       Loss on disposal of assets........................................             79               733                -
     Changes in operating assets and liabilities, exclusive of impact of acquisitions:
       Accounts receivable...............................................        (7,682)            10,091         (16,045)
       Refundable income taxes...........................................          (987)           (4,012)                -
       Inventories.......................................................        (9,581)           (2,372)            3,416
       Prepaid expenses and other current assets.........................            177             1,257          (1,018)
       Other assets......................................................        (1,544)             (336)            (261)
       Accounts payable..................................................         13,024          (17,147)           20,311
       Accrued interest..................................................            240             (297)          (1,551)
       Other accrued liabilities.........................................        (1,651)             4,801          (3,317)
       Deferred income taxes.............................................          (998)             1,292            1,121
                                                                            ------------      ------------     ------------
       Net cash (used in) provided by operating activities...............        (2,700)             7,035           17,325
Investing activities:
     Capital expenditures................................................        (1,822)           (1,440)          (5,165)
     Acquisitions of business, net of cash acquired......................              -                 -         (73,725)
     Cash received on sale of investment.................................              -             4,300                -
     Cash proceeds from the sale of property, plant and equipment, net...          1,454             5,468                -
                                                                             -----------      ------------     ------------
       Net cash (used in) provided by investing activities...............          (368)             8,328         (78,890)
Financing activities:
     Net proceeds (repayments) under revolving credit agreements.........          8,204             4,597         (28,385)
     Proceeds from long-term debt........................................              -                 -          203,849
     Payments on long-term debt..........................................       (11,153)          (17,140)          (5,000)
     Proceeds from issuance of common stock, net.........................              -                 -               20
     Proceeds from issuance of common stocks for acquisition.............              -                 -                -
     Contributed capital in connection with acquisition..................              -                 -           50,928
     Deferred financing costs............................................              -                 -          (8,005)
     Payoff of existing credit facility..................................              -                 -        (147,337)
                                                                            ------------      ------------     ------------
       Net cash (used in) provided by financing activities...............        (2,949)          (12,543)           66,070
                                                                            ------------      ------------      -----------
     Net (decrease) increase in cash and cash equivalents................        (6,017)             2,820            4,505
     Cash and cash equivalents at beginning of year......................          7,927             5,107              602
                                                                             -----------        ----------     ------------
     Cash and cash equivalents at end of year............................    $     1,910       $     7,927      $     5,107
                                                                                 =======           =======          =======





                 See notes to Consolidated Financial Statements.

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1- Name Change, Business and Organization

Name Change

     In April 2002, the Company changed the name of WinsLoew Furniture, Inc. ("WinsLoew") to Brown Jordan International, Inc. ("BJI" or the "Company").

Business

     BJI is engaged in the design, marketing, manufacture and distribution of outdoor furniture, ready-to-assemble ("RTA") furniture, contract and hospitality seating products and site amenity products. The Company accesses the market through the retail and contract channels. In the retail channel, BJI's furniture products are distributed through specialty stores, national accounts and traditional furniture stores. BJI's RTA products include promotionally priced furniture products and are distributed through the retail channel to national accounts, catalog wholesalers and specialty retailers. BJI's contract and hospitality furniture products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. Site amenity products, which include park benches, picnic tables and accessories are marketed through distributors to the end user. The Company's products are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, expanded mesh, sheet and tubular steel, wood and fabric.

Organization

     Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. ("Former Brown Jordan"), WinsLoew completed a recapitalization transaction wherein WinsLoew became a wholly-owned subsidiary of a new holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.

     All shares of WinsLoew's common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. Each warrant or option to purchase shares of WinsLoew's common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. In addition, 1,000 shares of previously unissued WinsLoew common stock were then issued to WLFI Holdings, Inc. Affiliates of Trivest Partners, L. P. ("Trivest") are majority shareholders of Holdings. Trivest, Holdings and the Company have certain common shareholders, officers and directors.

     Because there was no change in the stock ownership of WinsLoew as a result of the recapitalization, there was no change in the basis of the Company's assets or liabilities.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of BJI and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Uses of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, product warranty reserves, excess and obsolete inventory reserves, accruals related to the Company's insurance programs, the allocation of purchase price of acquired businesses and the valuation of intangible assets related to the acquired businesses.

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

Cash and Cash Equivalents

     The Company classifies as cash and cash equivalents all highly liquid investments that have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Concentrations of Credit Risk

     Substantially all of the Company's trade receivables are due from retailers, distributors and hotels and restaurants located throughout the United States. Approximately 38% of the Company's sales in 2003 were to its five largest customers. The Company establishes its credit policies for each business segment based on the nature of the commercial relationships. The Company performs an ongoing evaluation of its customers' credit worthiness and competitive market conditions, and establishes its allowances for doubtful accounts for receivables based upon an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowances for doubtful accounts are sufficient based on the credit exposures outstanding at December 31, 2003. However, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The carrying value of inventories is based on the lower of cost or market. Cost is determined utilizing the first-in, first-out ("FIFO") method.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: buildings and improvements, 8 to 40 years; manufacturing equipment, 2 to 11 years; office furniture and equipment, 3 to 7 years; and vehicles, 3 to 5 years. Normal repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill and other intangible assets that have indefinite lives are no longer amortized but rather are tested, on a reporting unit basis, at least annually for impairment.

     In the first quarter of 2002, as a result of the adoption of SFAS No. 142, the Company recognized a pre-tax charge of $216.8 million ($201.2 million, net of tax benefit of $15.6 million). The charge is reflected in "Cumulative effect of change in accounting principle, net" in the Consolidated Statements of Operations. (See Note 4.)

     The Company has elected October 1 as the date for performance of its annual impairment tests on identified intangible assets with indefinite lives. Pursuant to the impairment tests performed effective October 1, 2003, the Company has determined that there has been no additional impairment of the intangible assets with indefinite lives.

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

Long -Lived Assets

     The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). In accordance with SFAS No. 144, the carrying value and estimated lives of long-lived assets (other than identified intangible assets with indefinite lives) are reviewed if the facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision. If this review indicates that the carrying value of long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the long-lived asset over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which the carrying value exceeds the fair value. Management has reviewed the carrying value of the Company's long-lived assets to be held and used in the Company's operations (other than identified intangible assets with indefinite lives) and has determined there has been no impairment of the carrying value for any of the periods presented.

Deferred Financing Fees

     Costs incurred in connection with obtaining financing are deferred and amortized to interest expense over the terms of the related borrowings using the straight line method, which approximates the effective interest method. As of December 31, 2003 and 2002, the amount of deferred financing fees included within "Other assets" on the Consolidated Balance Sheets was $6.0 million and $7.5 million, net of accumulated amortization of $6.6 million and $4.3 million, respectively. Amortization of deferred financing fees was $2.3 million, $2.1 million and $4.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization in 2001 includes $2.6 million of deferred financing charges that were written off in connection with the Company's refinancing of the then existing credit facility.

Advertising and Catalog Costs

     The Company expenses the cost of advertising as incurred, except for catalog costs. The costs of producing and distributing sales catalogs are capitalized and charged to expense in the periods (seasons) over which the catalogs relate. Advertising expense was $6.3 million in 2003, $7.6 million in 2002 and $5.5 million in 2001 and is included in "Selling, general and administrative expenses." Capitalized catalog costs of $2.1 million in 2003 and $2.0 million in 2002 are included in "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

Income Taxes

     The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to more likely than not be realizable in future periods. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

Revenue Recognition

     Sales are recorded at time of shipment from the Company's facilities or suppliers to customers, at which point title and risk of loss have passed.

Stock Options

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and its interpretations in accounting for its stock options and other stock-based employee compensation awards and the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of APB No. 25, no compensation expense has been recognized for stock option grants as the exercise prices are at

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

     or greater than the fair value of shares at the date of the grant. The fair value of the options was calculated using the minimum value methodology as allowed under SFAS No. 123 for company's that do not have publicly traded equity.

Pro forma impact on the Company's results is as follows:



                                                                                         Years Ended December 31,
(In thousands)                                                                    2003             2002              2001
                                                                                  ----             ----              ----

Net loss, as reported....................................................       $(3,246)        $(199,722)         $(3,964)
Pro forma stock based compensation expense, net of tax...................              -                 -              532
                                                                              ----------        ----------       ----------
Pro forma net loss.......................................................       $(3,246)        $(199,722)         $(4,496)
                                                                                  ======            ======           ======

Expected dividend yield..................................................           zero              zero             zero
Expected stock price volatility..........................................             0%                0%               0%
Risk-free interest rate..................................................          4.21%             5.00%            5.00%
Expected life of options in years........................................              8                 9               10


Fair Value of Financial Instruments

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivables and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of the variable rate long-term debt as of December 31, 2003 is disclosed in Note 6. The fair value of the interest rate swap as of December 31, 2003 is disclosed in Note 7.

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

New Accounting Standards

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and the adoption did not have a material effect on the Company's consolidated financial statements.

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company does not have any SPEs and is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows for non-SPE VIEs.

     In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). SFAS 132R incorporates all of the disclosure requirements of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132R amends APB Opinion No. 28, "Interim Financial Reporting," to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from the previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. Information required to be disclosed about pension plans should not be combined with information required to be disclosed about other postretirement benefit plans except as permitted by SFAS No. 132R. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R shall be effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R shall be effective for interim periods beginning after December 15, 2003. The Company has adopted SFAS No. 132R (See
Note 12).

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 3 - Acquisitions

     On March 9, 2001 the Company purchased all of the assets of The Woodsmiths Company. Woodsmiths, a manufacturer of custom tabletops for the contract and hospitality industry, is located in Pompano Beach, Florida. The purchase price of approximately $2.8 million was paid in cash of approximately $0.3 million and a $2.5 million note payable to the sole shareholder of Woodsmiths, which was paid in July 2001.

     In  addition,  the stock  purchase  agreement  provided  for an  additional contingent deferred payment of up to $1.0 million based upon Woodsmiths' earnings before interest, taxes, depreciation, amortization and management fees for the twelve-month period ended December 31, 2001. The maximum contingent payment amount of $1.0 million was recorded at the time of purchase as an addition to goodwill and an accrued liability of the Company. Woodsmiths' level of earnings before interest, taxes, depreciation, amortization and management fees for the twelve month period ended December 31, 2001 was below the amount required to earn the contingent payment, accordingly, the accrued liability was reversed in 2002, resulting in a decrease to goodwill of $1.0 million. The acquisition was accounted for under the purchase method of accounting resulting in goodwill of approximately $2.4 million, including the aforementioned adjustment reducing goodwill.

     On May 8, 2001, the Company and Holdings acquired all of the outstanding stock of Former Brown Jordan at a purchase price of $78.6 million. The Stock Purchase Agreement by and among Holdings, the Company, Former Brown Jordan and the

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3 - Acquisitions - (continued)

     Stockholders of Former Brown Jordan also called for the repayment of outstanding Former Brown Jordan indebtedness at closing, which approximated $44.6 million.

     The total purchase price of $123.2 million, including estimated transaction costs and funded indebtedness, was allocated to the assets acquired using management's estimate of the fair value of the assets and liabilities acquired. Pursuant to the purchase method of accounting, the excess of the purchase price over the $44.6 million fair value of net assets after payment of Former Brown Jordan indebtedness at closing was recorded as goodwill in the amount of $47.1 million.

     In order to complete the acquisition, Holdings raised $50.9 million of equity and issued $22.0 million of subordinated notes to the sellers for Former Brown Jordan stock. Holdings contributed the cash of $50.9 million to the Company as additional equity. The stock of Former Brown Jordan obtained in exchange for subordinated notes was also contributed to the Company. The balance of the proceeds was provided through a refinancing of the Company's existing senior credit facility. During 2002, the Company adjusted the purchase price for Former Brown Jordan reducing the principal amount of the Holdings notes payable to $19.5 million as a result of the settlement of certain indemnity claims under the purchase contract. As a result the Company reduced goodwill recorded in connection with the purchase and reduced additional paid in capital by $2.5 million.

     The operating results of the above acquisitions have been included in the consolidated operating results since the dates of acquisition.

     The following unaudited pro forma information has been prepared assuming the acquisitions of Woodsmiths and Former Brown Jordan occurred on January 1, 2001. Pro forma adjustments include only the effects of events directly attributable to the transaction that are factually supportable and expected to have a continuing impact. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                                                             Year Ended
(In thousands)                                            December 31, 2001
                                                          -----------------

Pro forma net sales....................................        $356,887
                                                                =======
Pro forma net loss.....................................       $ (3,332)
                                                                =======


     The impact of the acquisitions on investing activities included in the 2001 Consolidated Statement of Cash Flows is summarized below:

                                                             Year Ended
(In thousands)                                            December 31, 2001
                                                          -----------------

Fair value of assets acquired..........................        $147,718
Cash on hand of acquired companies.....................           (960)
Liabilities assumed....................................        (48,074)
Less: Value of stock consideration.....................        (24,959)
                                                           ------------
Cash paid for acquisition, net of cash acquired........      $ (73,725)
                                                                =======

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142. This statement addresses financial accounting and reporting for goodwill and other intangibles. Under the provisions of this statement, goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually, on a reporting unit basis, for impairment. The Company's reportable segments are organized and managed based on the market channel into which the Company's products are sold, and these reportable segments are comprised of Retail and Contract. The Company discontinued amortization of identifiable intangible assets with indefinite lives as of January 1, 2002.

Transitional Impairment Charge

     Identifiable intangible assets deemed to have indefinite lives must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 was initially applied. That transitional intangible asset impairment test was required to be completed in the first interim period in which SFAS No. 142 was initially applied. SFAS No. 142 prescribes that any impairment loss be measured as the difference between the carrying amount of the identifiable intangible asset at each applicable reporting unit and its estimated fair value.

     SFAS No. 142 sets forth guidelines for the evaluation of goodwill for impairment using a "two-step" impairment test. SFAS No. 142 required the completion of the first step of the transitional goodwill impairment test (whereby the fair value of a reporting unit was compared to its carrying value, including goodwill) no later than June 30, 2002. As the results of the first step of the test indicated a potential impairment of goodwill, the Company performed the second step of the test to measure the impairment loss in the fourth quarter of 2002. The second step compared the carrying amount of a reporting unit's goodwill to the implied fair value of that goodwill and an impairment loss was recognized. Based on an external valuation study using discounted cash flows, the Company determined that goodwill was impaired. Consequently, the Company recognized a pre-tax charge of $216.8 million ($201.2 million, net of tax benefit of $15.6 million). The impairment charge is reflected as a "Cumulative effect of change in accounting principle" in the Consolidated Statements of Operations and was recorded effective January 1, 2002.

     The Company's transitional testing for impairment of identifiable intangible assets other than goodwill, specifically, trademarks and tradenames, indicated that these identifiable intangible assets were not impaired. The fair value of trademarks and tradenames was determined based on a valuation study performed by an external valuation firm.

Identifiable Assets with Indefinite Useful Lives



(In thousands)                                                 Retail           Contract          Shared             Total
                                                               ------           --------          ------             -----

Goodwill
   Balance as of January 1, 2002.......................       $ 106,248         $ 57,075       $   148,245      $   311,568
   Purchase accounting adjustments (Note 3)............         (2,500)          (1,000)                 -          (3,500)
   Impairment charge...................................        (28,723)         (39,846)         (148,245)        (216,814)
                                                              ---------        ---------         ---------        ---------
Balance as of December 31, 2002 and 2003 ..............       $  75,025         $ 16,229       $         -      $    91,254
                                                                =======          =======           =======          =======
Trademarks and trade names
   Balance as of January 1, 2002.......................       $  25,335         $      -       $         -      $    25,335
   Impairment charge...................................               -                -                 -                -
                                                              ---------        ---------         ---------        ---------
Balance as of December 31, 2002 and 2003 ..............       $  25,335         $      -       $         -      $    25,335
                                                              =========        =========         =========        =========



                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Intangible Assets - (continued)

     The Company has elected October 1 as the date for performance of its annual impairment tests on identified intangible assets with indefinite lives. Pursuant to the impairment tests performed effective October 1, 2003, the Company has determined that there has been no additional impairment of the intangible assets with indefinite lives.

Intangible Assets with Finite Useful Lives

     Customer  relationships  represent  the  estimated  fair value of  customer related intangible assets acquired in connection with certain business acquisitions. Customer relationships relate to the Retail segment and are amortized over their estimated useful life of 10 years. The Company periodically reviews the estimated useful life of customer relationships to determine if the amortization period continues to be appropriate.

     The following tables present information about the Company's Retail Segment's customer relationships as of December 31, 2003 and 2002.




                                                                Gross
                                                              Carrying         Accumulated        Carrying
(In thousands)                                                 Amount         Amortization         Amount
                                                               ------         ------------         ------

   December 31, 2003 ..................................         $24,604         $(6,560)           $18,044
                                                                 ======           ======            ======

   December 31, 2002 ..................................         $24,604         $(4,100)           $20,504
                                                                =======           ======            ======

     Consolidated amortization expense related to customer relationships was $2.5 million, $2.5 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for the next five years ending December 31 and thereafter is summarized below (in thousands):

Year                                           Amount
----                                           ------
2004.........................................  $2,460
2005........................................    2,460
2006......................................      2,460
2007......................................      2,460
2008......................................      2,460
2009 and thereafter.......................      5,744
                                           ----------
                                              $18,044
                                               ======


     Impact of Non-Amortization Provision for Intangible Assets with Indefinite Useful Lives

     The  Company   determined  that  certain  of  its  intangible  assets  have indefinite useful lives and, upon adoption of SFAS No. 142, the Company discontinued amortization of these assets. The following table shows the reconciliation of the Company's reported net loss to pro forma net (loss) income as if the non-amortization provisions of SFAS No. 142 had been applied at the beginning of the respective periods.



                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Intangible Assets - (continued)

                                                                                         Years Ended December 31,
(In thousands)                                                                    2003             2002              2001
                                                                                  ----             ----              ----

Net loss, as reported....................................................       $(3,246)        $(199,722)         $(3,964)
Goodwill amortization, net of tax........................................              -                 -            7,812
                                                                              ----------        ----------       ----------
Pro forma net (loss) income..............................................       $(3,246)        $(199,722)         $  3,848
                                                                                  ======           =======           ======


Note 5 - Investment in Joint Venture

     In December 2002, the Company entered into a joint venture with Shian Industry [Hong Kong] Company Limited ("Shian") to build a research and design center and a model showroom in Shanghai, China. The facility, called the "Center of Excellence," is dedicated exclusively to BJI products. Construction of the Center of Excellence was substantially completed in January 2004 and production in the manufacturing facility is expected to commence late in the second quarter or early in the third quarter of 2004.

     The joint venture is currently accounted for using the equity method of accounting. The Company is in the process of evaluating the structure of the JV entity in order to determine if it qualifies as a VIE that would require that the Company consolidate it, in accordance with the provisions of FIN 46. The Company's share of equity in losses of the JV entity for 2003 was approximately $0.1 million, net of taxes. The carrying value of the investment in the JV was $0 as of December 31, 2003 and 2002. BJI's share of the JV losses and an investment in the JV are not recorded in the accompanying Consolidated Financial Statements as BJI has not made an investment in the JV and has no commitment to provide funding.

     See Note 11 for a discussion relating to a supply agreement between BJI and Shian.

Note 6 - Long-Term Debt

Long-term debt consisted of the following at December 31, 2003 and 2002:


                                                                                 Years Ended December 31,
(In thousands)                                                                    2003             2002
                                                                                  ----             ----

Revolving line of credit.................................................       $ 40,850         $  32,647
Term loan................................................................        133,607           144,435
Senior subordinated notes................................................        103,190           102,697
IDB bonds................................................................          2,925             3,250
                                                                             -----------       -----------
                                                                                $280,572         $ 283,029
Less current portion.....................................................       (41,175)           (9,700)
                                                                             -----------       -----------
                                                                                $239,397         $ 273,329
                                                                                 =======           =======


Senior Credit Facility

As of December 31, 2003, the Company was not in compliance with certain provisions of its senior credit facility, including certain financial covenants contained within the agreement. These violations constituted events of default.
   On January 9, 2004, the Company entered into a forbearance agreement with its lenders under the senior credit facility that, as amended,

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt - (continued)

     (the "Amended Facility") provided for a forbearance period through March 31, 2004. During the forbearance period, the Company arranged financing with new lenders and repaid the senior credit facility in full. See Note 15.

     The Amended Facility provided for borrowings of up to $215 million. The Amended Facility was collateralized by substantially all of the assets of the Company and was secured by a pledge of the capital stock of all the Company's domestic subsidiaries. The Amended Facility consisted of a revolving line of credit (maximum of $50 million) and a term loan (aggregate of $165 million, of which $31.4 million was repaid as of December 31, 2003). The revolving line of credit allowed the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At the option of the Company, the interest rates under the Amended Facility were either: (1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. The Amended Facility contained a floor of 2.5% on the LIBOR rate. The margins of different loans under the Amended Facility varied according to a pricing grid. The margin for term loans that were LIBOR based was 5.0% while the margin for revolving loans that were LIBOR based was 4.5%. Both LIBOR based term and revolving rates were based upon the Company's consolidated total leverage ratio. Margins on base rate loans are the applicable LIBOR margin for such type loans less 1%. The senior credit facility contained a $5.0 million swing-line sub-facility, which accrued interest at the base rate per year. As of December 31, 2003, the term loan was priced at a rate of 7.5% and the revolving line of credit was priced from 7.0% to 7.5%.

     The Company also paid commitment fees at a rate per annum equal to 0.5% on the average daily excess of revolving loan commitments over the sum of the aggregate principal amount of outstanding revolving loans (but not any outstanding swing line loans) plus letter of credit usage.

     The Amended Facility contained customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and includes customary events of default. The Amended Facility specified that the Company must meet or exceed interest coverage ratios and must not exceed defined leverage ratios.

     As of December 31, 2003, the term loan is classified as long-term as the Company refinanced this facility on a long-term basis. The balance outstanding under the revolving line of credit as of December 31, 2003 has been classified as current as the revolver under the refinanced credit facility is required to be classified as current, in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings
Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22"). See Note 15.

     Under a Guaranty between the senior bank group and Trivest, Trivest agreed to guarantee up to $13.4 million of the Company's obligations to pay interest on the subordinated indebtedness. The Reimbursement Agreement obligates the Company to reimburse Trivest for any funds paid by it pursuant to the Guaranty. As of December 31, 2003, the Company was not in compliance with certain guaranteed financial covenants and the Guaranty was called upon by the senior bank group. Trivest made a payment of $3.5 million to the lenders under the Amended Facility on the Company's behalf. The Company repaid Trivest the $3.5 million, plus a guarantee fee and interest of $0.4 million out of proceeds from the new financings. See Note 15.

Senior Subordinated Notes and Warrants

     In connection with the merger described in Note 1, the Company issued 105,000 units ("Units") consisting of $105 million aggregate principal amount at maturity, of 12 3/4 % senior subordinated notes due 2007 ("Notes") and warrants ("Warrants") to purchase an aggregate of 24,129 shares of its capital stock. Each Unit consists of $1,000 aggregate principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The issue price of each Unit was $975.73, of which the Company allocated $962.40 to the Notes and $13.33 to the Warrants. The total value of the Warrants, $1.4 million, is reflected as "Additional paid-in capital" in the accompanying Consolidated Balance Sheets. The total amount of discount recorded on the notes was $3.9 million and is being amortized to interest

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt - (continued)

     expense over the life of the Notes. The Notes are general unsecured obligations of the Company and are junior in the right of payment to the Company's debt that does not expressly provide that it ranks equally with or junior to the Notes, including the Company's obligations under its senior credit facility. The Notes are unconditionally guaranteed by the direct and indirect domestic subsidiaries of BJI and bear interest at 12 3/4%, that is payable semi-annually on February 15 and August 15, beginning on February 15, 2000. The Notes will mature on August 15, 2007.

     On or after August 15, 2003, the Company may redeem the Notes, in whole or in part, at any time at the following redemption prices:

Year                                       Percentage
----                                       ----------
2003.......................................  106.375%
2004.......................................  104.250%
2005.......................................  102.125%
2006 and thereafter........................  100.000%

     In conjunction with the Brown Jordan International acquisition, each outstanding warrant of the Company issued pursuant to the Warrant Agreement dated as of August 24, 1999, between the Company and American Stock Transfer & Trust Registrant, as Trustee, was assumed by Holdings in accordance with the Warrant Agreement so that each warrant became exercisable for that number of shares of Holdings common stock equal to the number of shares of the Company's common stock issuable upon the exercise of the warrant immediately prior to the merger, at the same exercise price as was in effect immediately prior to the merger.

     The Warrants are exercisable on or after the occurrence of certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 3% of the common stock of Holdings. The Warrants expire on August 15, 2007.

     The indenture under which the Notes (the "Indenture") are issued include provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2003, the Company was in compliance with such covenants. However, the Company failed to make the $6.9 million scheduled semi-annual interest payment in February 2004. The Company subsequently made the interest payment within the cure period specified in the Notes. Trivest provided the financing to the Company for this interest payment.

     In March 2004, the Indenture was amended to increase the level of permitted indebtedness under the senior credit facility from an aggregate amount not to exceed the greater of $155 million, or the sum of $125 million, plus 60% of the inventory of the Company, plus 85% of the accounts receivable of the Company to an aggregate amount not to exceed $195.0 million , or the sum of $125 million, plus 60% of the inventory of the Company, plus 85% of the accounts receivable of the Company.

     In March 2003, the Indenture was amended to allow for indebtedness of the Company that is structurally senior to the Notes to be issued to Trivest should the Guaranty be called upon by either the senior bank group or voluntarily called by Trivest to avoid a default under the senior credit facility.

Industrial Development Board Bonds

     In connection with the Company's plant expansion at its Haleyville facility the Company entered into a lease agreement with the Industrial Development Board ("IDB") of The City of Haleyville, Alabama. The plant expansion was funded with proceeds from the issuance of IDB bonds in the amount of $3.9 million. The bonds mature in May 2012.

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

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt - (continued)

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

     When establishing either the variable or fixed rate of interest, the Remarketing Agent determines, the lowest interest rate that would, in the opinion of the Remarketing Agent, result in the market value of the Bonds being 100% of the principal amount on the date of such determination, taking into account relevant market conditions and credit rating factors as they exist on such date. As of December 31, 2003, the Bonds bore interest at a variable rate of 1.325%.

     The Bonds are subject to mandatory redemption, by lot, by the Issuer at a redemption price equal to the principal amount to be redeemed plus accrued interest to the redemption date, without premium or penalty, on the first day in May in the years and in the amounts as follows:

                                                Amount
Year                                        (In thousands)

2004..................................         $  325
2005..................................            325
2006..................................            325
2007..................................            325
2008..................................            325
Thereafter............................          1,300
                                             --------
                                               $2,925
                                                =====


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

WLFI Holdings, Inc. Notes

     As mentioned in Note 3 regarding the acquisition of Former Brown Jordan, Holdings, the Company's parent, issued $22.0 million in notes to the sellers that mature in August 2007. During 2002, the principal amount of the Holdings notes payable was reduced to $19.5 million as a result of the settlement of certain indemnity claims under the purchase contract. (See Note 4.) Holdings do not generate cash internally and is, therefore, dependent upon the Company's cash flows to service its debt. Cash interest payments by Holdings would need to be funded from the Company's existing working capital or revolving credit line. However, the Company currently does not pay dividends to its shareholder and was prohibited under the Amended Facility from doing so. Additionally, the Company has no obligation to fund interest payments on the notes; accordingly, all interest payments by Holdings were paid in kind ("pik") through the issuance of additional notes in equal value to the interest payable. The Company's new financing agreements also include restrictions on the payment of dividends to shareholders. Therefore, it is Holdings' intention to continue to issue additional pik notes to the note holders in lieu of quarterly cash payments for interest earned. The total additional notes issued during 2003 and 2002 as pik interest was $4.7 million and $3.4 million, respectively.

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6 - Long-Term Debt - (continued)

     The fair value of the Company's fixed rate debt is estimated using reported transaction values. The fair value of the Company's fixed rate date as of December 31, 2003 was $86.1 million, as compared to the carrying value of $103.2 million. The carrying value of the Company's variable rate debt is assumed to approximate market based upon periodic adjustments of the interest rate to the current market rate in accordance with the terms of the debt agreements. The fair value of the Company's variable rate debt approximated its carrying value of $177.4 million.

Note 7- Interest Rate Swap

     On August 6, 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

     As of December 31, 2003 and 2002, the fair value of the swap was recorded as a liability of $3.7 million and $6.4 million, respectively. The portion of the change in fair value attributable to the ineffectiveness of the hedge is recorded in the accompanying statement of operations as "interest expense" and was $1.0 million during 2003 and was $1.3 million in 2002. The balance of the change in fair value of $1.4 million is recorded in other comprehensive loss, net of tax, as of December 31, 2003.

     From the period of December 31, 2002 through December 31, 2003, the 3-month LIBOR interest rate declined approximately 20 basis points. The fair value of the swap is derived from discounted cash flows based on 3-month LIBOR futures contracts for the remaining life of the swap. The decline of the fair value of the swap during 2003 relates primarily to a decline in future cash flows relating to a shorter remaining life of the swap, partially offset by increased cash flow associated with a drop in the 3-month LIBOR interest rate. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.

     On March 31, 2004, the interest rate swap agreement was terminated in connection with the Company's new financing arrangements. As a result of the termination of this contract, the Company will write-off the fair value of the interest rate swap of $4.3 million and $1.4 million included in "Other comprehensive income" related to the change in the fair value of the effective portion of the interest rate swap, in the second quarter of 2004. (See Note 15.)

Note 8 - Stock Option Plans

     In 2001, Holdings established a Stock Option Plan (the "Plan") as a means to provide incentives to key employees and directors of the Company. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of Holdings' common stock on the date of grant. Holdings have reserved 56,108 shares of common stock, (representing approximately 4.7% of Holdings' outstanding common stock on a diluted basis) for issuance upon exercise of stock options. All options which have been granted generally have a term of ten years and vest ratably over three or five years. As of December 31, 2003, Holdings had issued 52,269 options to employees of the Company.

     Pursuant to the terms of the Former Brown Jordan acquisition, certain employees of Former Brown Jordan were allowed to rollover existing options of Former Brown Jordan common stock into options of Holdings' common stock. All such options were 100% vested at the rollover date. There were no exercises of stock options during 2003 and 2002.

     Stock option activity for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:




                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8 - Stock Option Plans

                                                               Options        Weighted Avg.
(In thousands)                                               Outstanding     Exercise Price
                                                             -----------     --------------

December 31, 2000 balance....................................... 39,593          $102.52
Granted.........................................................    -                -
Canceled........................................................    -                -
                                                             ----------       ----------
December 31, 2001 balance..............................          39,593          $102.52
Granted................................................          26,242           132.78
Canceled...............................................         (9,727)           151.50
                                                             ----------       ----------
December 31, 2002 balance..............................          56,108          $108.18
Canceled...............................................         (3,839)           151.50
                                                             ----------       ----------
December 31, 2003 balance..............................          52,269          $105.00
                                                                 ======           ======


Information with regard to options outstanding and exercisable at December 31, 2003 is as follows:

                                              Options       Weighted Avg.                    Outstanding Exercisable
                       Weighted Avg.        Outstanding    Remaining Life                         Weighted Avg.
Exercise Price        Exercise Price           2003         at 12/31/2003         Shares         Exercise Price
--------------        --------------           ----         -------------         ------         --------------

 $  30.30              $  30.30              16,000              7.36             16,000            $  30.30
   100.00                100.00               9,537              8.07              1,907              100.00
   151.50                151.50              26,732              8.00             12,265              151.50
                     ----------          ----------        ----------         ----------          ----------
    Total               $105.00              52,269              7.81             30,172            $  85.65
                         ======              ======            ======             ======              ======


Note 9 - Income Taxes

The significant components of the (benefit) provision for income taxes consist of the following:

                                                                                         Years Ended December 31,
(In thousands)                                                                    2003               2002               2001
                                                                                  ----               ----               ----

Federal:
   Current...............................................................       $(2,664)              $686           $1,517
   Deferred..............................................................            866               205              536
State:
   Current...............................................................          (260)                67              882
   Deferred..............................................................             95                32               55
Foreign:
   Current...............................................................            141                 -                -
                                                                              ----------        ----------       ----------
                                                                                $(1,822)              $990           $2,990
                                                                                  ======            ======           ======


                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 9 - Income Taxes - (continued)

At December 31, 2003 and 2002, deferred tax assets and liabilities consist of the following:

(In thousands)                                                                     2003             2002
                                                                                   ----             ----

Deferred tax assets:
   Capitalized inventory costs...........................................       $    780         $     667
   Allowances and accruals...............................................          3,031             2,968
   Change in fair value of interest rate swap............................          1,378             2,371
   State net operating loss carryforwards................................          1,058               886
   Other.................................................................            141                 -
   Less:  Valuation allowances...........................................        (1,058)             (886)
                                                                              ----------        ----------
Net deferred tax assets                                                         $  5,330         $   6,006
                                                                              ----------        ----------
Deferred tax liabilities:
   Intangible asset basis difference.....................................       $(3,405)         $ (2,829)
   Excess of tax over book depreciation..................................          (568)             (907)
   Prepaid expenses......................................................          (380)             (230)
   Other.................................................................              -                 -
                                                                              ----------        ----------
Deferred tax liabilities                                                        $(4,353)         $ (3,966)
                                                                              ----------        ----------
Deferred income taxes, net                                                      $    977         $   2,040
                                                                                  ======            ======
Included in:
   Other current assets/liabilities......................................       $  4,646         $   5,942
   Other assets..........................................................            142               114
   Deferred income taxes.................................................        (3,811)           (4,016)
                                                                              ----------        ----------
                                                                                $    977         $   2,040
                                                                                  ======            ======


The following table  reconciles the  differences  attributable to income taxes computed at the U. S. Federal income tax rate of 35% to the income tax provision for financial statement purposes:

                                                                                         Years Ended December 31,
                                                                                  2003              2002               2001
                                                                                  ----              ----               ----

Federal income tax rate..................................................        (35.0)%             35.0%          (35.0)%
State income taxes.......................................................         (2.2)%              2.7%            35.9%
Goodwill amortization....................................................              -                 -           238.8%
Change in valuation allowance............................................              -              8.0%            70.3%
Other....................................................................         (1.6)%            (6.3)%           (3.0)%
                                                                              ----------        ----------       ----------
Effective tax rate                                                               (38.8)%             39.4%           307.0%
                                                                                  ======            ======           ======


     Management has recorded a valuation allowance related to certain separate company state tax net operating loss ("NOLs") carryforwards, as management believes it is likely that such NOLs will not be realized. The state NOLs expire from 2004 through 2018.

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 9 - Income Taxes - (continued)

     Pursuant to a tax sharing agreement between Holdings and the Company and its subsidiaries, the Company was included in the consolidated federal income tax return and certain consolidated state income tax returns of Holdings for all taxable periods ended on or prior to December 31, 2002. The Company expects to file in the same manner for 2003. For all periods presented, federal and state income taxes are provided for as if the Company filed its own tax returns. The accompanying consolidated balance sheet as of December 31, 2003 includes $2.6 million payable to Holdings in "Other accrued liabilities" as a result of the benefit to the consolidated tax returns of Holdings' taxable net losses.

Note 10 - Related Party Transactions

     In December 1994, the Company entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. In 2001, as a result of acquisitions, the annual base compensation was increased from $400,000 to $750,000. For the years ended December 31, 2003, 2002 and 2001, the amount expensed was $770,000, $764,000 and $651,000, respectively. These amounts include the annual base compensation and reimbursement of certain expenses. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the acquisition of Former Brown Jordan. Trivest and its affiliates made additional equity investments into Holdings of approximately $48.0 million in 2001, in support of the Former Brown Jordan acquisition. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee, but is restricted to paying only $350,000 during the period of the Second Amendment. As of December 31, 2003, the Company had a liability of $420,000 to Trivest as a result of this restriction on paying management fees.

     On March 31, 2004, in connection with the Company's new financing arrangements, the Investment Services Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on the Company's performance ("Performance Compensation"), as defined in the amendment to the Investment Services Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

     As a condition to the extension of the forbearance period under the Company's former senior credit facility, Trivest provided the Company with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment, under a guaranty in favor of the Company's lenders, of $3.5 million to the Company's lenders under the Amended Facility on the Company's behalf. The Company repaid Trivest for the advance of the interest payment, the $3.5 million guaranty payment, plus a guarantee fee and interest of $0.4 million, paid management fees accrued as of December 31, 2003, as referred to above, as well fees earned and accrued through March 31, 2004 ($0.5 million in total) and paid a fee of $0.8 million in connection with the Company's new financing arrangements out of the proceeds from the new financings. See Notes 6 and 15 to the Consolidated Financial Statements for additional discussion.

     As a result of the Former Brown Jordan acquisition the Company acquired approximately 20% ownership of Lexman Holdings, Limited, ("Lexman"). Lexman is the sole equity holder of Leisure Garden, a furniture manufacturer in the People's Republic of China. The Company had a long-term supply agreement with Lexman, which expired in 2001, providing for the Company to purchase a minimum of $10 million of furniture per year. The Company entered into a new supply agreement with Lexman during 2003, see discussion in Note 11. During 2002, the Company purchased approximately $92 million from Leisure Garden.

     In December 2002, the Company divested its interest in Lexman for $4.3 million in cash and the return of the shares owned by the principals of Lexman and Leisure Garden in Holdings. The Company did not realize any gain or loss from the sale of

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 10 - Related Party Transactions - (continued)

     this asset, but did record a reduction of additional paid in capital of $194,000 as a result of the return of the shares of Holdings. The Company reported dividend income from Leisure Garden, in 2002 of $1.0 million and of $0.7 million in 2001.

     See Note 9 for a discussion about the tax sharing agreement between the Company and Holdings.

Note 11 - Commitments and Contingencies

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

Leases

     The Company leases certain office space, manufacturing facilities and equipment under operating leases. Some leases for office and manufacturing space contain renewal options and provisions for increases in minimum payments based on inflation. Rental expense amounted to $5.4 million, $4.2 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operating lease agreements at December 31, 2003 have the following remaining minimum payment obligations (in thousands):

                                                               Amount
(In thousands)                                                Per Year
                                                              --------

2004...................................................         $ 4,967
2005...................................................           3,775
2006...................................................           3,668
2007...................................................           3,171
2008...................................................           1,975
Thereafter.............................................           5,201
                                                             ----------
                                                                $22,757
                                                                 ======


Letters of Credit

     The Company utilizes standby letters of credit to back certain financing instruments, insurance policies and lease and a trade obligation. At December 31, 2003, the Company had approximately $6.7 million in outstanding stand-by letters of credit, all of which expire during 2004.

Warranty Costs

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company accrues for

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies - (continued)

     warranties based on historical experience and sales. Changes in the product warranty accrual for the year ended December 31, 2003 is summarized below:

                                                               Product
                                                              Warranty
(In thousands)                                                  Cost
                                                                ----

Balance at December 31, 2002...........................       $   2,135

Accrual for warranties issued .........................           4,588
Settlements made (in cash or in kind)                           (4,658)
                                                             ----------
Balance at December 31, 2003...........................       $   2,065
                                                                 ======


Other Commitments

     In December 2002, the Company entered into a supply agreement with Shian that allowed them to build a manufacturing facility in Jiaxing, China, that develops and produces BJI products exclusively. Shian completed construction of the manufacturing facility and production commenced in March 2004. The agreement provides for the Company to purchase a minimum of $10 million of furniture products in the year production begins and $40 million for each one-year period thereafter, for the term of the agreement. The initial term of the agreement commences December 2002 and ends on August 31, 2014; however, either party may terminate the agreement at any time upon two years notice to the other party. The agreement automatically renews for successive three year terms, unless either party provides the other with written notice of their intent to terminate the agreement at the end of the then current term, at least one year prior to the end of the initial term or any renewal term.

     The manufacturing facility is currently solely owned by Shian, however, the agreement provides the Company with the right, but not the obligation, to purchase a 40% ownership interest in the facility (or in the entity that owns the facility), at any time after the fifth anniversary of the date upon which the facility begins to produce BJI products (March 2004, as indicated above). The purchase price for the ownership interest will be equal to 40% of the cost to construct the facility.

See Note 5 for a discussion of the Company's joint venture with Shian.

Note 12 - Employee Benefit Plans

     During 2003, the Company combined all of its previously separate employee benefit plans established under the provisions of Section 401(k) of the Internal Revenue Code into one plan. Full-time employees who meet various eligibility requirements may participate in the plans. The plans provide for voluntary employee contributions through salary reductions, as well as discretionary employer contributions. Company contributions were $321,600 in 2003, $275,000 in 2002 and $202,000 in 2001.

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

The following table sets forth information related to the Plan at December 31, 2003 and 2002:




                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12 - Employee Benefit Plans - (continued)

                                                                                 Years Ended December 31,
(In thousands)                                                                     2003             2002
                                                                                   ----             ----

Change in benefit obligation:
   Benefit obligation at beginning of year...............................         $1,262           $ 1,162
   Service cost..........................................................             73                68
   Interest cost.........................................................             91                82
   Actuarial loss (gain).................................................            281              (29)
   Benefits paid other than settlements..................................           (33)              (22)
                                                                              ----------        ----------
   Benefit obligation at end of year.....................................         $1,674           $ 1,261
                                                                                  ======            ======
Change in plan assets:
   Fair value of assets at beginning of year.............................         $  948           $   873
   Actual return on plan assets..........................................            155             (115)
   Employer contributions................................................             96               212
   Benefits paid including settlements...................................           (33)              (22)
                                                                              ----------        ----------
   Fair value of assets at end of year                                            $1,166           $   948
                                                                                  ======            ======
Reconciliation of funded status:
   Funded status.........................................................         $(509)           $ (313)
   Unrecognized net actuarial loss.......................................            356               153
   Unrecognized prior service cost.......................................         $  188           $   209
                                                                              ----------        ----------
   Net amount recognized.................................................         $   35           $    49
                                                                                  ======            ======
Accumulated benefit obligation                                                    $1,674           $ 1,261
                                                                                  ======            ======
Components of net periodic benefit cost:
   Service cost .........................................................         $   73           $    68
   Interest cost.........................................................             91                82
   Expected return on plan assets........................................           (79)              (80)
   Recognized net actuarial loss.........................................              2                 -
   Net amortization and deferral of prior service cost...................             22                22
                                                                              ----------        ----------
   Net periodic pension cost                                                      $  109           $    92
                                                                                  ======            ======
Actuarial assumptions at end of period:
   Discount rate.........................................................          6.25%             7.25%
   Long-term rate of return..............................................          7.50%             8.00%

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:





                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12 - Employee Benefit Plans - (continued)

                                                                                     2003              2002
                                                                                     ----              ----

Equity securities........................................................             50%               43%
Debt securities..........................................................             33                41
Real estate..............................................................              6                 6
Other....................................................................             11                10
                                                                                  --------          --------
Total                                                                                100%              100%
                                                                                     =====             =====


     The long-term rate of return assumptions was developed based upon an analysis of the historical returns of multiple asset classes to develop a risk free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

     The target asset allocation is expected to be 50% -55% for equity securities, 33% -40% for debt securities, 4% - 8% for real estate and 8% - 12% for other investments. The Company's investment strategy is to manage the assets of the plan to meet the long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to match the long-term nature of the liability.

     The Company's pension plan expects to make benefit payments to retirees as follows: 2004, $42,000; 2005, $44,000; 2006, $51,000; 2007, $55,000; 2008,
$65,000 and 2009 - 2013, $590,000. In addition, the Company expects to contribute $396,000 to its pension plan in 2004.

Note 13 - Operating Segments

     The Company has two segments organized and managed based on market channel into which the Company's products are sold.

     The Company evaluates performance and allocates resources based on gross profit. The accounting policies are the same as those described in the summary of significant accounting policies. There are no intersegment sales/transfers. Export revenues are not material. Shared assets include assets that relate to both the Retail and Contract segments.


(In thousands)                                                 Retail           Contract          Shared         Consolidated
                                                               ------           --------          ------         ------------

Year ended December 31, 2003
   Net sales...........................................       $ 232,599         $113,695         $       -         $346,294
   Gross profit........................................          46,327           35,282                 -           81,609
   Depreciation and amortization.......................           2,904            1,088             2,360            6,352
   Expenditures for long lived assets..................             226              231             1,365            1,822
   Segment assets......................................         173,278           51,058            82,570          306,906

Year ended December 31, 2002
   Net sales...........................................       $ 243,200         $111,470         $       -       $  354,670
   Gross profit........................................          56,382           35,375                 -           91,757
   Depreciation and amortization.......................           3,007            1,118             2,479            6,604
   Expenditures for long lived assets..................              74              145             1,221            1,440
   Segment assets......................................         164,950           52,933            84,210          302,093


                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 13 - Operating Segments - (continued)

Year ended December 31, 2001
   Net sales...........................................       $ 160,985         $125,169         $       -       $  286,154
   Gross profit........................................          43,665           42,921                 -           86,586
   Depreciation and amortization.......................           2,494            2,951             7,353           12,798
   Expenditures for long lived assets..................             486              523             4,156            5,165


The Company had one customer that accounted for approximately 25%, 29% and 21% of consolidated sales in 2003, 2002 and 2001, respectively. Sales from this customer are included in the Retail segment. The Contract segment includes sales from one customer that accounted for approximately 10% in 2003 and 12% in 2002 and 2001 of the segment's sales.,

Note 14 - Supplemental Disclosures

Supplemental balance sheet disclosures

The following balance sheet captions are comprised of the items specified below:

                                                                                 Years Ended December 31,
(In thousands)                                                                    2003             2002
                                                                                  ----             ----

Inventories:
   Raw materials.........................................................        $23,867           $21,497
   Work in process.......................................................          2,234             2,667
   Finished goods........................................................         11,147             4,074
                                                                              ----------        ----------
Total inventories, net                                                           $37,248           $28,238
                                                                                  ======            ======
Property, plant and equipment:
   Land..................................................................         $3,309           $ 3,822
   Buildings and improvements............................................         18,032            19,307
   Manufacturing equipment...............................................          9,903             8,747
   Office furniture and equipment........................................          6,104             5,551
   Construction in progress..............................................            377               264
   Vehicles..............................................................            213               213
                                                                              ----------        ----------
                                                                                 $37,938           $37,904
Less: Accumulated depreciation...........................................       (12,562)           (9,222)
                                                                              ----------        ----------
Property, plant and equipment, net                                               $25,376           $28,682
                                                                                  ======            ======
Other accrued liabilities:
   Compensation, commissions and employee benefits.......................        $ 3,728           $ 6,201
   Customer deposits.....................................................          4,043             4,728
   Fair value of interest rate swap......................................          3,710                 -
   Insurance.............................................................          2,025             1,252
   Income taxes..........................................................          2,092             2,630
   Warranty..............................................................          2,065             2,100
   Other.................................................................          6,215             4,312
                                                                              ----------        ----------
                                                                                 $23,878           $21,223
                                                                               =========         =========


              Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 14 - Supplemental Disclosures - (continued)

Depreciation expense was $3.6 million, $3.8 million, $3.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Supplemental Cash Flow Disclosures

                                                                                         Years Ended December 31,
(In thousands)                                                                    2003             2002              2001
                                                                                  ----             ----              ----

Supplemental cash flow disclosures:
   Interest paid.........................................................       $ 30,630         $  29,279         $ 31,083
                                                                                  ======            ======           ======
   Income taxes (refunded) paid..........................................        (2,636)         $   1,677         $  2,225
                                                                                  ======            ======           ======
Supplemental schedule of non-cash transactions:
   Stock acquired through parent capital contributions...................       $      -         $       -         $ 22,000
                                                                                  ======            ======           ======
   Stock acquired through issuance of company options and stock..........       $      -         $       -         $  2,959
                                                                                  ======            ======           ======

Reduction of additional paid in capital as a result of settlement of
   contract claims (Note 3)..............................................       $      -         $   2,500         $    -
                                                                                  ======            ======           ======
Reduction of additional paid in capital due to sale of investment
   (Note 10).............................................................       $      -         $     194         $    -
                                                                                  ======            ======           ======


Note 15 - Subsequent Event- New Financing Arrangements

     On March 31, 2004, the Company entered into new financing arrangements that consist of a (i) $90.0 million asset based revolving credit facility ("Revolver") with a new lender and a (ii) $135.0 million senior secured term notes ("Senior Notes") with another lender. Proceeds under these new facilities were used to (i) repay all outstanding balances under the Company's existing senior credit facility and term loan, which was terminated on March 31, 2004,
(ii) pay all existing indebtedness to Trivest, including an advance by Trivest for the financing of the interest payment to the Company's Senior Subordinated Note holders ($6.9 million), the Guarantee payment and related fees and interest ($3.9 million), financial advisors fees ($0.8 million) and management fees accrued as of December 31, 2003, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total), (iii) pay interest rate swap breakage fees, and (iv) to pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities. The termination of the existing credit facility and term loan will result in the write-off of deferred financing fees of approximately $6 million, the settlement of the interest rate swap of $4.3 million and the write-off of $1.4 million included in "Other comprehensive income" related to the change in the fair value of the effective portion of the interest rate swap, in the quarter ended June 25, 2004. The Company had been operating under a forbearance agreement with its former lenders as of January 9, 2004 that, as amended, provided for a forbearance period through March 31, 2004, while the new financing was arranged.

     Availability under the Revolver is based on a borrowing base consisting of the Borrowers' eligible accounts receivable and inventory. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the "Domestic Rate"), or at the election of the Company, the applicable London Interbank Offering Rate ("LIBOR") plus 2.25% per year (the "Eurodollar Rate"). The Company also pays an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 15 - Subsequent Event- New Financing Arrangements - (continued)

     first priority lien on substantially all of the Company's accounts receivable, inventory, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility, which accrues interest at the Domestic Rate per year. The Revolver terminates on May 1, 2007, unless terminated earlier by the Company. The Company must pay a $0.9 million termination fee if it elects to terminate the Revolver on or prior to March 31, 2005. As of March 30, 2004, the interest rate on the outstanding balance was 3.36% and was based on the Eurodollar Rate. As of March 31, 2004, the Company had availability under the Revolver of $18.5 million.

     The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the lesser of (i) $15.0 million and (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and swing-line and (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and swing-line. However, the letters of credit with respect to any of the Company's business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and swing-line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business unit's borrowing base. Fees associated with the letters of credit are equal to the Domestic Rate per year based upon the face amount of the letters of credit.

     The Revolver contains customary covenants and restrictions on the Company's and its subsidiaries' ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. In addition, the Revolver specifies that the Company must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided the Company maintains a minimum of $9.0 million of available borrowing capacity, the Revolver does not require financial covenants. If availability falls below $9.0 million at any time during a fiscal quarter, the Company is subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to the Company's other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Domestic Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum.

     The Revolver includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility will be classified as current as required by EITF No. 95-22.

     The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.00% per annum, reset quarterly. The Company will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on substantially all of the Company's accounts receivable, inventory, fixed assets and intangible assets and a first priority lien on the Company's capital stock as well as that of all of the Company's domestic subsidiaries. The Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries. Holdings pledge of the Company's stock is non-recourse to Holdings. As of March 31, 2004, the interest rate on the outstanding balance was 10.11%.

     The Company may redeem, at its option, the Senior Notes, in whole or in part from time to time after March 31, 2005 at the applicable redemption price as set forth below:

Period                                                    Redemption Price
------                                                    ----------------
March 31, 2005 - March 31, 2006........................         103.00%
April 1, 2006 - September 30, 2006.....................         101.00%
October 1, 2006 and thereafter.........................         100.00%

     In addition, the Company may, at its option, elect on one occasion occurring on or prior to the 60 days following the completion of the Company's audit for the year ended December 31, 2004 (but in any event, no later than June 30, 2005), redeem at a redemption price of 100% of the principal amount thereof, plus accrued interest, a principal amount of the Senior Notes, not to exceed the lesser of (i) 5.0% of the principal amount of the Senior Notes issued and (ii) the amount of excess

                Brown Jordan International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 15 - Subsequent Event- New Financing Arrangements - (continued)

     cash flow (as defined in the agreement) for the year ended December 31, 2004. The ability to redeem Senior Notes in accordance with this provision is contingent on the requirement that (i) no default or event of default shall have occurred and be continuing as such time, and (ii) that the report of the Company's independent auditors in respect of the year ended December 31, 2004 is an "unqualified" audit report.

     The Senior Notes contain various covenants customary for notes of a similar nature, including limitations on the activities of the Company and its subsidiaries to, among other things, (i) declare or pay cash dividends, (ii) modify the capital structure, (iii) acquire or retire indebtedness that is subordinate to the Senior Notes, (iv) issue preferred stock, (v) create or assume any indebtedness, (vi) sell, transfer or assign its properties or assets,
(vii) create or assume liens, (viii) enter into sale and leaseback transactions, and (ix) engage in mergers or acquisitions. In addition, the Senior Notes contain affirmative covenants including, but not limited to maintenance of the Company's properties and reporting obligations. The Senior Notes also contain events of default customary for financing agreements of this type; including failure to pay interest on principal when due and cross-default relating to the Company's other indebtedness in excess of $5.0 million.

     In the event of default, holders of 33 1/3% or more in principal amount of the then outstanding Senior Notes may declare the principal amount of all of the Senior Notes due and payable immediately, by written notice to the Company, and upon such notice, such principal amount and any accrued and unpaid interest shall be immediately due and payable.

     The Company paid approximately $6 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 36 month period beginning March 31, 2004.

     Maturities of long-term debt for the five years succeeding December 31, 2003 are $0.3 million in 2004, $0.3 million in 2005, $0.3 million in 2006 and $239.7 million in 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No events or occurrences required to be disclosed in this Item 9 have occurred.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate, to allow timely decisions regarding such required disclosures.

     There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

Name                                Age        Position
Earl W. Powell                      65         Chairman of the Board and Director
Bobby Tesney                        59         Vice Chairman and Director


Name                                Age        Position
----                                ---        --------
Bruce R. Albertson                  58         President, Chief Executive Officer and Director
John W. Frederick                   40         Executive Vice President and Chief Administrative Officer
William I. Echols                   55         President- Specialty Retail and Contract Markets
John L. Conely, Sr.                 59         Executive Vice President-Operations
Vincent A. Tortorici, Jr.           50         Assistant Secretary, Vice President and Chief Financial Officer
Willard C. Kennedy                  56         Vice President-Global Procurement and Logistics
Derek A.  McDowell                  37         Vice President and Director
Robert W. Koehn                     31         Director
Richard A. Meringolo                42         Director
Walter J. Olson, III                62         Director
Michael J. Fourticq, Sr.            57         Director
Peter Vandenberg, Jr.               49         Director


     The Company was incorporated in September 1994, and in December 1994, acquired its principal operating subsidiaries, Winston and Loewenstein, each of which was a publicly held corporation whose common stock traded on the NASDAQ National Market. The Company's common stock traded on the NASDAQ National Market from December 1994 through August 1999. On August 27, 1999, Trivest Furniture Corporation, a newly formed corporation organized by an investor group led by Trivest Partners, L.P. ("Trivest"), merged with and into the Company. In the merger, the shares of Trivest Furniture Corporation were converted to the Company's shares, and all other shares of the Company's common stock were converted into the right to receive $34.75 per share in cash. As a result of the merger, the shareholders of Trivest Furniture Corporation became the Company's sole shareholders.

     Mr. Powell, Chairman of the Board of the Company since October 1994, serves as President and Chief Executive Officer of Trivest Partners, L.P.("Trivest"), which is a private investment firm specializing in management services and acquisitions, dispositions and leveraged buyouts.. Trivest is an affiliate of the Trivest Partnerships and Trivest Manager. Mr. Powell has also served as Chairman of the Board of Atlantis Plastics, Inc., an American Stock Exchange company whose subsidiaries are engaged in the plastics industry ("Atlantis"), since founding that company in February 1984, as Chief Executive of Atlantis from its organization until February 1995 and as President of Atlantis from November 1993 to February 1995. Mr. Powell also served as Chairman of the Board of Winston from December 1988 to December 1994, Chairman of the Board of Loewenstein from February 1985 to December 1994 and as Loewenstein's President and Chief Executive Officer from May 1994 to December 1994. From 1971 until 1985, Mr. Powell was a partner with KPMG Peat Marwick, Certified Public Accountants ("Peat Marwick"), where his positions included serving as managing partner of Peat Marwick's Miami office.


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

     Mr. Albertson, the Company's President and Chief Executive Officer since January 2002, joined GE Appliances in 1973 as a sales counselor, advancing over the course of the next 25 years to become, in succession, General Manager of Brand Management & Distribution Strategy, President of GE Appliances in Hong Kong, and Vice President for Global Marketing and Product Management in Louisville. Most recently, Mr. Albertson was the President and CEO of Iomega Corporation, based in Utah.

     Mr. Frederick has been the Company's Executive Vice President and Chief Administrative Officer since January 2004. Prior to joining BJI, Mr. Frederick was the Chief Financial Officer of Legrand North America. From 1998 through March 2003, Mr. Frederick was Senior Vice President Finance and Corporate Controller for American Household, Inc. (formerly Sunbeam Corporation). On February 6, 2001, Sunbeam Corporation and substantially all of its domestic subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Southern District of New York. On December 18, 2002, the plans of reorganization became effective under Chapter 11 of Title 11 of the United States Code. In addition, the name of Sunbeam Corporation was changed to American Household, Inc.

     Mr. Echols has served as the Company's President- Specialty Retail and Contract Divisions since May 2002 and prior to that as Vice President-Sales and Marketing. Mr. Echols joined the Company in November 2000. Prior to joining WinsLoew, Mr. Echols was a consultant to the plastics industry. Mr. Echols has been involved in the furniture industry for approximately 25 years with companies such as, Samsonite Furniture, Lineal Group and Mahasco serving in various leadership capacities including CEO, President and Sales Manager.

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

     Mr. McDowell was appointed as one of the Company's directors in January 2003. Mr. McDowell is presently a Managing Director of Trivest and has been with Trivest since February 1998. From June 1997 until February 1998, Mr. McDowell was an Investment Professional with H.I.G. Capital Management. Prior to that he was with Continental Illinois Venture Corporation and Corporate Value Associates.

     Mr. Koehn was appointed as one of the Company's directors in July 2002. He joined Trivest Partners, L.P. in 1999 as an Associate and is presently a Director of Trivest Partners. From July 1998 through June 1999, Mr. Koehn was an Associate with the First Union Capital Markets Corp. Mr. Koehn currently serves on the board of Jet Industries, Inc.; a leading manufacturer of injection molded disposable plastic cutlery, tumblers, dinnerware and extruded drinking straws.

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

     Peter Vandenberg, Jr., a certified public accountant, was appointed as a director in July 2003. Mr. Vandenberg is the Chairman of the Audit Committee. Mr. Vandenberg is a Partner of Trivest and has worked at Trivest and its portfolio companies since 1987. He currently serves on the board of directors of Atlantis Plastics, Inc., a leading manufacturer of specialty polyethylene films and molded and extruded plastic components used in a variety of industrial and consumer applications, Jet Industries, Inc., a leading manufacturer of injection molded disposable plastic cutlery, tumblers, dinnerware and extruded drinking straws, Regional Diagnostics, LLC, a chain of outpatient diagnostic imaging centers, and he is Chairman of Magic Holdings, LLC, a franchisor of personal health counseling centers, primarily for weight loss. Prior to joining Trivest, Mr. Vandenberg spent ten years with KPMG Peat Marwick, the last four years as a Senior Manager in Miami.

Audit Committee and Audit Committee Financial Expert

     The Company's securities are not listed on any national securities exchange or national securities association. Accordingly, the Company is not subject to the requirements of Section 10A(m) of the Securities Exchange Act of 1934, and the Company's board of directors does not have an audit committee composed exclusively of directors who are "independent" as defined in Section 10A(m). The audit committee of the Company's board of directors consists of Robert W. Koehn, Walter J. Olson, III and Peter Vandenberg, Jr. Mr. Vandenberg is a member of the audit committee, and the board of directors has determined that he is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act.

Stockholder Nominees to Board of Directors

     Any stockholder of the Company who wishes to recommend a nominee to the Company's board of directors must submit the nomination in writing to the Chairman of the Board of the Company, mailed to the attention of the General Counsel, Trivest Partners, L.P., 2655 South Bayshore Drive, Suite 800, Miami, FL 33133.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer, and each of the Company's other executive officers on December 31, 2003 and to former executive officers whose total 2003 salary and bonus from the Company was $100,000 or more (the Chief Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers").


                                                                                                      Other          No of
                                                Fiscal         Annual                                Annual         Options
Name and Principal Position                      Year          Salary             Bonus           Compensation      Granted
---------------------------                      ----          ------             -----           ------------      -------

Bruce R. Albertson..........................     2003         $ 414,615         $      -         $   7,746                -
   President, Chief Executive Officer            2002           370,769          200,000           125,000  (2)      19,074
   and Director                                  2001                 -                -                 -                -

William I. Echols...........................     2003         $ 240,000         $      -         $       -                -
   President Specialty Retail and Contract       2002           216,923           80,000            30,691  (1) (2)       -
   Markets                                       2001           179,615           98,716                 -            1,286
                                                                                                      Other          No of
                                                Fiscal         Annual                                Annual         Options
Name and Principal Position                      Year          Salary             Bonus           Compensation      Granted
---------------------------                      ----          ------             -----           ------------      -------

John L. Conely..............................     2003         $ 250,000         $      -                 -                -
   EVP Manufacturing and                         2002           153,846           62,500         $  55,797  (2)       1,286
   Operations                                    2001                 -                -                 -                -

Vincent A. Tortorici........................     2003         $ 245,000         $      -         $  24,028  (2)
   VP, Chief Financial Officer and Assistant     2002           233,462          100,000           104,534  (1) (2)       -
   Secretary                                     2001           216,000          140,834            25,287  (1)       1,286

Willard C. Kennedy..........................     2003         $ 225,000         $      -         $  28,213  (2)           -
   VP Global Procurement                         2002           160,096           50,000            16,681  (1)       1,286
   and Logistics                                 2001                 -                -                 -                -


     (1) "Other Annual Compensation" represents amount paid by the Company on behalf of the Named Executive Officer under the Company's Non-Qualified Supplemental Executive Retirement Plan established in October 1996. Under the terms of this Plan, selected employees make after-tax contributions of their salary to one or more investment alternatives available under such Plan. The

Company then matches the employee contribution (up to 10% of compensation on an after-tax basis) depending on the employee's length of service (up to 50% for 15 years of continuous service). The employee is vested at all times in the deferred compensation and is vested immediately in the matching contribution. Contributions made by the Company with respect to the Non-Qualified Supplemental Retirement Plan (the "Plan"), were $0, $29,589 and $25,287 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002, $26,197 of the total "Other Annual Compensation" reflected for Mr. Tortorici represented contributions to the Plan.

     (2) Includes relocation expenses paid by the Company for the employee and such amounts were grossed up for income taxes due. Relocation expenses paid by the Company for these employees were $52,241, $293,175 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2002, "Other Annual Compensation" included $125,000, $78,338 and $27,297 for relocations costs paid by the Company for Mr. Albertson, Mr. Tortorici and Mr. Echols, respectively.

Option Grants

     In 2001, Holdings established a Stock Option Plan (the "Plan") as a means to provide incentives to key employees and directors of the Company. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of Holdings' common stock on the date of grant. (See Note 8 of Notes to Consolidated Financial Statements)


                        2003 Aggregate Option Exercises and December 31, 2003 Option Values


                                                             No. of Shares
Underlying Value of Unexercised
                                   No. of No. of Unexercised Options
                                   in-the-Money Options Shares Value at December
                                   31, 2003 at December 31, 2003
Executive                         Acquired     Realized      Exercisable    Unexercisable       Exercisable    Unexercisable
---------                         --------     --------      -----------    -------------       -----------    -------------

Bruce R.  Albertson............        -              -         8,259         10,815                     -            -
William I. Echols..............        -              -           514            772                     -            -
John L. Conely, Sr.............        -              -           257          1,029                     -            -
Vincent A. Tortorici...........        -              -           514            772                     -            -
William C. Kennedy.............        -              -           257          1,029                     -            -


401(k) Plans

     Effective January 1, 1997, the Company established the WinsLoew Furniture, Inc. 401(k) Plan, subsequently named the Brown Jordan International 401(k) Plan. The Company's and its subsidiaries' employees are eligible to participate in the 401(k) Plan after the completion of 120 days of employment and (ii) the employee's 21st birthday. Eligible employees may enroll after the completion of the initial eligibility requirements on January 1 and July 1. Eligible employees may make salary reduction contributions to the 401 (k) Plan on a pre-tax basis. For each calendar year, participating employers may make matching contributions to the 401(k) Plan based on a discretionary matching percentage to be determined each year by management. In addition, participating employers may make a discretionary profit sharing contribution to the plan on behalf of each participant who completes more than 500 hours of service during the year or who is employed on the last day of the year. This latter contribution is allocated proportionately based on each participant's compensation. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment or upon the attainment of age 59. An employee is always fully vested in his account balance attributable to his own contributions to the 401(k) Plan. The employee's interest in the account attributable to his employer's contributions and earnings thereon becomes fully vested upon the earlier of the attainment of his normal retirement date (age 65), his death, his permanent and total disability, or his completion of six years of service. If an employee terminates employment for reasons other than retirement, death, or disability, his vested interest is based on a graduated vesting schedule, which provides for 20% vesting after two years of service and 20% for each year thereafter. Employees forfeit non-vested amounts.

Brown Jordan Company Union Employees 401(k) Plan:

     Employees are eligible to participate once they have attained 21 years of age and completed one year(s) of service. One year of service is a 12 month period and a minimum of 1,000 hours worked during such period. Participation starts on January 1 or July 1 following the date employee meets the eligibility requirements. The Plan excludes non-union employees.

     The Company will match 50% of employee's 401(k) contributions, up to a maximum matching contribution of $400. The former contribution will change on January 1, 2002 to 50% of employee's 401(k) contributions, up to a maximum matching contribution of $500 and on January 1, 2004 to 50% of employee's 401(k) contributions, up to a maximum matching contribution of $600. To receive the matching contribution, the employee must be employed on December 31. Eligibility for contribution; Employee must be employed on the last day of the plan year and have 1,000 hours of service. Participants who die, become totally disabled, or retire on or after age 59 1/2 are also eligible for an employer contribution in that year. Employees are always 100% vested in both their voluntary contributions and the employer's matching contributions. Normal retirement age is 59 1/2.

     During 2003, the Company combined all of its previously separate employee benefit plans established under the provisions of Section 401(k) of the Internal Revenue Code into one plan. Company contributions were $321,600 in 2003, $275,000 in 2002 and $202,000 in 2001.

Director Compensation

     The Company pays each non-Trivest/employee director a $3,000 fee for each meeting of the board of directors attended. The Company reimburses all directors for all travel-related expenses incurred in connection with their activities as directors.

     Employment Contracts, Termination of Employment and Change in Control Arrangements

     The Company has entered into a three-year employment agreement with Mr. Albertson dated January 25, 2002. The agreement provides for an annual base salary of $400,000 and a bonus to be tied to the profitability of the Company of at least $200,000 and not more than $350,000 unless otherwise determined by the Board. The agreement also provides for the granting of certain options to purchase shares of the Company's stock. The two option agreements allow Mr. Albertson to purchase 9,537 shares of the Company's stock at $151.50 per share and 9,537 shares of the Company's stock at $100.00 per share. The options under each plan vest ratably over three years. In addition the agreement provides that in the case of a change in control as defined in the agreement Mr. Albertson will be a paid a bonus based on the per share selling price of the Company's stock.

     The Company has entered into a five-year employment agreement with Mr. Tortorici effective as of August 27, 1999. The employment agreement provides for a 2002 base salary of $225,000, adjusted to $245,000 effective August 1, 2002. The employment agreement also provides for annual incentive compensation payments of up to a specified portion of the executive's then base salary, 65% in the case of Mr. Tortorici, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of the Company. Mr. Tortorici will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. The employment agreement also provides that the executive will receive six months base salary if his employment is terminated without cause as defined in the employment agreements, and prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated without cause, six months after termination.

     The Company entered into a five-year employment agreement with Mr. Echols effective as of February 12, 2001. The employment agreement provides for a 2001 base salary of $160,000 ("Base Salary"). Throughout the term of this agreement, the Base Salary will be adjusted for, at minimum, annual cost of living adjustments. The Base Salary will also be reviewed, at least annually, for merit increases and may, by action and in the discretion of the Company's Board of Directors, be increased from time to time. The employment agreement also provides for annual incentive compensation payments of up to 75% of the executive's then base salary, based on the operating earnings, adjusted to exclude the effect of goodwill amortization, of our contract and hospitality division. Mr. Echols will not receive any incentive compensation payment under his employment agreement for any particular year unless the relevant operating earnings for such year are at least 75% of the target earnings for such year. Mr. Echols' employment agreement also prohibits the executive from directly or indirectly competing with us for one year after termination of his employment, or, if he is terminated by us without cause, six months after termination.

Severance Agreements

     The employment agreement entered into with Mr. Albertson on January 25, 2002 included certain severance provisions related to the termination of Mr. Albertson. If Mr. Albertson is terminated without cause, as defined in the employment agreement, he shall be entitled to receive his base salary for a period of one year following his termination and, in addition, Mr. Albertson is entitled to receive a pro rata portion of any incentive compensation owed for the period of the year from January 1 until the severance date.

     On August 27, 1999 the Company entered into a severance agreement with Mr. Tortorici, under which the Company has agreed to provide him with severance pay and benefits if his employment is terminated by us following a change in control as defined in the agreement. Under the agreement, if the Company terminates employment either for cause as defined in the agreement, because of the employee's death, or if the employee terminates his employment other than for good reason as defined in the agreement, following a change in control, the Company must pay the employee his full base salary through the date of termination plus all other benefits he may be entitled to under any retirement plan the Company may then have.

     If, on the other hand, at any time during the 180 day period following a change in control the Company terminates the employee's employment other than for cause or due to their disability, as these terms are defined in the agreement, or if the employee terminates his employment during this period for good reason as defined in the agreement, the Company must pay the employee his full base salary through the date of termination, any accrued bonus and a lump sum severance payment equal to his annual salary. Additionally, the Company must provide life, disability, accident and group health insurance benefits substantially similar to those provided to the employee prior to termination of employment for a period of one year after termination, at a cost to the employee no greater than the cost prior to termination. The employee's rights under any retirement plan the Company may then have will be governed by the terms of the plan. The Company must also pay the employee's legal fees and expenses incurred by him as a result of termination of his employment. The Company must make these severance payments not later than the fifth day following termination.

     Mr. Tortorici's agreement was in effect through December 31, 2003 and is automatically extended for additional one-year periods unless the Company provides notice by October 1 of the preceding year that the Company does not wish to extend the agreement, and provided that if a change in control occurs during the original or extended term of the agreement, the agreement will continue in effect for not less than 180 days after the last day of the month in which the change in control occurred.

Compensation Committee

     The Compensation Committee discharges the Board's responsibilities relating to compensation of the Company's executives and directors and provides general oversight of the Company's compensation structure, including the Company's equity compensation plans and benefits programs. Other specific duties and responsibilities of the Compensation Committee include: evaluating human resources and compensation strategies and overseeing the Company's total incentive compensation program; reviewing and approving objectives relevant to executive officer compensation and evaluating performance and determining the compensation of executive officers in accordance with those objectives; approving and amending the Company's incentive compensation and stock option programs; recommending director compensation to the Board; monitoring director and executive stock ownership; and annually evaluating its performance and its charter.

     The Company's securities are not listed on any national securities exchange or national securities association. The compensation committee of the Company's board of directors consists of Mr. Earl W. Powell and Mr. Michael J. Fourticq.

Board Compensation Committee Report on Executive Compensation

     Executive officers of the Company with employment contracts, including the Chief Executive Officer, are compensated pursuant to the terms of such contracts. Executive officers of the Company that do not have employment contracts are compensated in accordance with their employment offer letters, plus adjustments to their compensation based upon performance.


April 28, 2004                                                                                   Earl W. Powell
                                                                                                 Michael J. Fourticq


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003,  the Company has  outstanding  1,000 shares of common stock.  100% of this stock is issued to WLFI Holdings, Inc. (See Note 1 of Notes to Consolidated Financial Statements.)

The Following is New Disclosure

Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                                         (C)
                                                                                                Number of Securities
                                         (A) Remaining Available Number of
                                Securities (B) for Future Issuance
Outstanding                         Weighted Avg.                         Under Equity
                                 to be Issued Upon                      Exercise Price of         Compensation Plans
                                     Exercise of                           Outstanding         (excluding securities
Plan Category                     Outstanding Options                        Options            reflected in col. A)
-------------                     --------------------                       -------            --------------------

Equity compensation
plans approved by
security holders                         52,269                              $105.00                   3,839


     In 2001, Holdings established a Stock Option Plan (the "Plan") as a means to provide incentives to key employees and directors of the Company. Options are granted under the Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of Holdings' common stock on the date of grant. Holdings have reserved 56,108 shares of common stock, (representing approximately 4.7% of Holdings' outstanding common stock on a diluted basis) for issuance upon exercise of stock options. All options which have been granted generally have a term of ten years and vest ratably over three or five years. As of December 31, 2003, Holdings had issued 52,269 options to employees of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Services Agreement with Trivest

     In December 1994, the Company entered into a ten-year investment services agreement with Trivest, pursuant to which Trivest provided the Company with corporate finance, strategic and capital planning and other management advice, including (1) conducting relations on BJI's behalf with accountants, attorneys, financial advisors and other professionals, (2) providing reports with respect to the value of the Company's assets, and (3) rendering advice with respect to acquisitions, dispositions, financing and refinancing. Under the investment services agreement, Trivest received a base annual fee of $0.5 million in 1994, subject to annual cost-of-living increases. In addition, for each additional business we acquired, Trivest's base compensation generally increased by the greater of (1) $0.1 million, and (2) the sum of 5% of the additional business' projected annual earnings before income taxes, interest expense and amortization of goodwill, or EBITA, for the fiscal year in which it was acquired, up to $2.0 million of EBITA, plus 3.5% of EBITA in excess of $2.0 million. Moreover, subject to the approval of the board, including a majority of disinterested directors, for each acquisition or disposition of any business operation by the Company, introduced or negotiated by Trivest, the Company generally paid Trivest a fee of up to 3% of the purchase price. As a result of acquisitions during 2000, the annual base compensation was increased to $400,000. In 2001, as a result of acquisitions, the annual base compensation was increased to $750,000. For the years ended December 31, 2003, 2002 and 2001, the amount expensed was $770,000, $764,000 and $651,000, respectively. These amounts include the annual base compensation and reimbursement of certain expenses. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee, but is restricted to paying only $350,000 during the period of the Second Amendment. As of December 31, 2003, the Company had a liability of $420,000 to Trivest as a result of this restriction on paying management fees.

     During 2000, the Company paid Trivest $631,000 in connection with the Wabash Valley acquisition and $478,000 in connection with the Charter acquisition. Trivest and its affiliates made additional equity investments into

Holdings of approximately $48.0 million in 2001, in support of the Former Brown Jordan acquisition. In addition, Trivest and its affiliates contributed approximately $6.1 million in support of acquisitions in 2000. Under the agreement, during 2001, the Company also paid Trivest $1,300,000 in connection with the acquisition of Former Brown Jordan.

     On March 31, 2004, in connection with the Company's new financing arrangements, the Investment Services Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on the Company's performance ("Performance Compensation"), as defined in the amendment to the Investment Services Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

     As a condition to the extension of the forbearance period under the Company's former senior credit facility, Trivest provided the Company with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment, under a guaranty in favor of the Company's lenders, of $3.5 million to the Company's lenders under the Amended Facility on the Company's behalf. The Company repaid Trivest for the advance of the interest payment, the $3.5 million guaranty, plus a guarantee fee and interest of $0.4 million, paid management fees accrued as of December 31, 2003, as well fees earned and accrued through March 31, 2004 ($0.5 million in total) and paid a fee of $0.8 million in connection with the Company's new financing arrangements out of the proceeds from the new financings. See Notes 6 and 15 to the Consolidated Financial Statements for additional discussion.

Merger with Trivest Furniture Corporation

     In August  1999,  Trivest  Furniture  Corporation  merged with and into the
Company.  The  Company  is the  surviving  corporation  of the  merger.  Trivest
Furniture Corporation was a newly formed corporation organized by an investor group led by Trivest. The members of the Company's senior management have retained the positions they held prior to the merger. See "Management." Pursuant to the merger agreement, each holder of previously outstanding shares of WinsLoew common stock, other than Trivest Furniture Corporation, received $34.75 per share in cash, without interest, and the holder of each outstanding option received a cash payment equal to the difference between $34.75 and the exercise price of the option. The cash merger consideration, option cancellation payments and related fees and expenses, which totaled approximately $282.6 million, were provided by (1) an aggregate of $78.0 million in cash and rollover equity contributions valued at $34.75 per share, to Trivest Furniture Corporation from two private investment partnerships affiliated with Trivest, individuals affiliated with Trivest, members of the Company's senior management team, other employees and additional investors, (2) aggregate borrowings of approximately $95.0 million under the senior credit facility, (3) the proceeds from the sale of the units consisting of original notes and warrants of approximately $102.5 million and (4) cash on hand of approximately $7.1 million. The members of the Company's board of directors and senior management team received cash payments in respect of common stock and options they held prior to the merger and contributed cash and shares of the Company's common stock to Trivest Furniture Corporation.

Tax Sharing Agreement with Holdings

     Pursuant to a tax sharing agreement between Holdings and the Company and its subsidiaries, the Company was included in the consolidated federal income tax return and certain consolidated state income tax returns of Holdings for all taxable periods ended on or prior to December 31, 2002. The Company expects to file in the same manner for 2003. For all periods presented, federal and state income taxes are provided for as if the Company filed its own tax returns. The accompanying consolidated balance sheet as of December 31, 2003 includes $2.6 million payable in "Other accrued liabilities" to Holdings as a result of the benefit to the consolidated tax returns of Holdings' taxable net losses. See
Note 9 to the Consolidated Financial Statements.

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

     Prices are negotiated on an item or furniture group basis. Although the prices are agreed upon through a rigorous negotiating process, the Company does not believe the negotiations are at "arms length." Further, the Company believes it purchases furniture from Leisure Garden at prices that are lower than those that would be negotiated with an unrelated third party. As a result, the Company could be adversely impacted by its inability to purchase from Leisure Garden if comparable alternative sources were not available.

     In December 2002 the Company divested its interest in Lexman for $4.3 million in cash and the return of the shares owned by the principals of Lexman and Leisure Garden in Holdings. The Company did not realize any gain or loss from the sale of this asset.

Investor's Agreement with Certain Investors

     Effective upon the consummation of the merger, all of the Company's shareholders became shareholders of Holdings and the Company became a wholly owned subsidiary of Holdings. The stockholders of Holding, including several individuals affiliated or associated with Trivest, entered into an investors' agreement with Holdings in connection with the merger and acquisition of the Company's common stock. The investors' agreement includes "right of first offer," "right of first refusal" and other restrictions on the ability of the investors to transfer common stock. The investors' agreement generally provides that Trivest Fund II Group, Ltd., one of the Company's new Trivest investors, will afford to the other investors the right to proportionally participate in proposed transfers of common stock. In addition, all the other investors agree to participate in sales of common stock and other significant corporate transactions entered into by Trivest Fund II Group, Ltd., provided that all investors receive the same consideration for their common stock. All of the foregoing restrictions will terminate on the date of an underwritten public offering of common stock in which the aggregate gross proceeds we receive are at least $20.0 million at a price per share of not less than $10.00. The investors' agreement also provides that if, subsequent to a qualified public offering, Holdings determines to effect the registration of any equity securities under the Securities Act, other than in connection with employee benefit plans or certain reclassifications, mergers, consolidations or acquisitions, Holdings will be required to include in the filing, and to use all our commercially reasonable efforts to register, all or any specified portion of the registrable shares of common stock held by the investors or their successors or assigns. The registration rights are subject to certain conditions and limitations, including our right to reduce pro rata the amount of such registrable shares included in an underwritten public offering if the underwriter determines that the aggregate requested participation will adversely affect the marketing of the securities to be sold. Holdings also agrees that, upon the request of holders of at least 20% of the then outstanding registrable shares of our common stock, so long as we are able to file a registration statement on Form S-3 or a successor form, Holdings will use all commercially reasonable efforts to effect the registration on Form S-3 or any successor form of all or any specified portion of the common stock held by such requesting shareholders. The investors' agreement also provides board observation rights for individuals designated by the Trivest partnerships, as well as their limited partners, which will terminate upon a qualified public offering.

Shareholders Agreements with Each Shareholder

     In addition, each of Holdings' other shareholders, which are comprised of employees and independent sales representatives, entered into separate shareholders' agreement with Holdings in connection with the merger and his or her acquisition of common stock. Under the shareholders' agreements, Holdings has the right to repurchase all common stock owned by the shareholder upon the termination of his or her employment, which right may be exercised by Trivest Fund II Group, Ltd. if Holdings does not do so. The shareholders' agreements include certain "right of first offer," "right of first refusal" and other restrictions on the ability of the shareholders to transfer common stock, all of which restrictions will terminate upon (1) a sale of all or substantially all of Holdings' assets, (2) the sale of Holdings common stock in a transaction or series of transactions resulting in any person or group of affiliated persons other than the current shareholders owning more than 50% of the Company's common stock outstanding, (3) the registered public sale of common stock the net proceeds of which are at least $15.0 million, or (4) Holdings merger or consolidation with or into another corporation if, after giving effect to the merger or consolidation, holders of the Company's voting securities immediately prior thereto own voting securities of the surviving corporation representing less than a majority of ordinary voting power to elect directors. The shareholders' agreements also provide that the shareholders will participate in sales of the Company's common stock to an independent third party approved by holders of a majority of the Company's outstanding common stock, as well as other significant corporate transactions, and agree to consent to and raise no objections against the sale, as long as all shareholders receive the same consideration for their common stock.

     Trivest Agreements in Connection with the Second Amendment to the Senior Credit Facility

     In connection with the Second Amendment to the Senior Credit Facility entered into by the Company in March 2003, Trivest entered into a Guaranty Agreement with the senior bank group, which provides for Trivest to advance monies to the Company in the event certain financial covenants are not met at the end of the second and fourth quarters of 2003. The maximum amount of the additional investment is $13.4 million. As part of the Second Amendment, Trivest agreed to the terms of a Subordination Agreement which subordinated the indebtedness of the Company to Trivest under the terms of the Reimbursement Agreement. Under the terms of the Reimbursement Agreement should Trivest be required to fund the additional monies the Company would be indebted to Trivest subordinate to the senior lenders. Additionally, the Subordinated Note Indenture was amended by a vote of the holders to allow the Company to become indebted to Trivest for the amount advanced to the Company under the Guaranty Agreement.

                                     PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP has served as the Company's principal accountant and independent auditor since 1989. Below is a summary of the fees for each of the least two fiscal years.

     Audit Fees Ernst & Young LLP charged the Company fees aggregating approximately $400,000 and $299,000 for professional services rendered in connection with the audits of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002, respectively, included in the Company's Annual Reports on Form 10-K, the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-Q and the filing of SEC registration statements.

     Tax Fees Ernst & Young LLP billed the Company an aggregate of $52,000 and $87,000 in fees in fiscal years 2003 and 2002, respectively, for professional services related to tax compliance, tax planning and tax advice. Tax compliance services consisted of preparation of original and amended income tax returns; claims for refunds; and tax payment planning services. Tax advisory services consisted of tax advice related to mergers and acquisitions.

     All Other Fees Ernst & Young LLP billed the Company an aggregate of $10,000 and $32,000 in fees for the years ended December 31 2003 and 2002, respectively, for other permissible services rendered to the Company and its affiliates.


     Pre-Approval of Services by Independent Auditor The Audit Committee has adopted a policy governing the provision of audit and non-audit services by the Company's independent auditor. Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of audit services (including audit review and attest services) by its independent auditor and consider and, if appropriate, pre-approve the provision of certain defined permitted non-audit services within a specified dollar limit. It will also consider on a case-by-case basis and, if appropriate, approve specific engagements that do not fit within the definition of pre-approved services or established fee limits.

     The policy provides that any proposed engagement that does not fit within the definition of a pre-approved service or is not within the fee limits must be presented to the Audit Committee for consideration at its next regular meeting or to the Chairman of the Audit Committee in time sensitive cases. The Audit Committee will regularly review summary reports detailing all services (and related fees and expenses) being provided to the Company by the independent auditor.

     All of the services provided under Audit Related Fees, Tax Fees and All Other Fees were approved by the Audit Committee.

ITEM 15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) Financial Statements:
     Reference is made to the index set forth on page 27 of this Annual Report on Form 10-K

(2) Financial Statement Schedule:
     The following consolidated financial statement schedule is filed herewith:

Schedule II - Valuation and Qualifying Accounts

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

(3) Exhibits: (An asterisk to the left of an exhibit number denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.)

                                     EXHIBIT

                        EXHIBITS AND FINANCIAL SCHEDULES

(a) Exhibits

Exhibit
Number                                               Exhibit Description

2.1 Articles of Merger By and Among WinsLoew Furniture, Inc., WFLI Holdings, Inc. and WLFI Merger Inc. dated as of April 27, 2001 (2) (5)

3.1.1    Registrant's Restated Articles of Incorporation (3.1) (1)

3.2      Registrant's Bylaws (3.2) (1)

4.1 Indenture dated as of August 24, 1999 between WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust Company, including form of 12 _% Senior Subordinated Note Due 2007 (4.1)(1)

4.2 Supplemental Indenture dated as of August 27, 1999 among Trivest Furniture Corporation, the Registrant, the Registrant's domestic subsidiaries and American Stock Transfer & Trust Company (4.2) (1)

4.3 Amendment to Indenture, dated as of March 17, 2003, between the Company and American Stock Transfer & Trust Company, as trustee (9)

4.4 Amendment to Indenture, dated as of March 16, 2004, between the Company and American Stock Transfer & Trust Company, as trustee (12)

4.5 Registration Rights Agreement dated as of August 24, 1999 among WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and Bear, Stearns & Co., Inc. Banc Boston Robertson Stephens Inc. and First Union Capital Markets Corp. (4.3) (1)

4.6      Form of Registered Note (included in Exhibit 4.1) (4.4) (1)

10.1 * Form of Indemnification Agreement entered into between the Registrant and each of the registrant's executive officers and directors (10.1) (1)

10.2 Agreement dated August 1, 1996 between Winston Furniture Company of Alabama, Inc. and the Retail, Wholesale and Department Store Union, AFL-CIO (10.6) (1)

10.3 Purchase Agreement dated August 19, 1999 among WinsLoew Escrow Corp., Trivest Furniture Corporation (each of whose obligations have been assumed by the Registrant) and Bear, Stearns & Co. Inc., BancBoston Robertson Stephens Inc. and First Union Capital Markets Corp.(10.17)(1)

10.4 Warrant Agreement dated as of August 24, 1999 between WinsLoew Escrow Corp. (whose obligations have been assumed by the Registrant) and American Stock Transfer & Trust Company (10.18) (1)

10.5 Investors Agreement dated August 27, 1999 among Trivest Furniture Corporation, Trivest Furniture Partners, Ltd., Trivest Fund II Group, Ltd., and various investors identified therein (10.20) (1)

10.6 Exchange and Subscription Agreement dated August 27, 1999 among Trivest Furniture Corporation and various investors identified therein (10.21) (1)

10.7     *  WinsLoew 1999 Key Employee Equity Plan (10.22) (1)

Exhibit
Number                                            Exhibit Description

10.8     Form of Subscription Agreement (included in Exhibit 10.22) (10.23) (1)

10.9     Form of Shareholders' Agreement (included in Exhibit 10.22) (10.24) (1)

10.10    *  Management Agreement dated August 27, 1999 between the Registrant and Trivest II, Inc. (10.25) (1)

10.11    *  Employment Agreement dated August 27, 1999 between the Registrant and Vincent A. Tortorici,
         Jr.(10.28) (1)

10.12    * Employment Agreement dated February 12, 2001 between the Registrant and William I. Echols.(15)

10.13    *  Severance Agreement dated August 27, 1999 between the Registrant and Vincent A. Tortorici, Jr.(10.30)
         (1)

10.14    Subscription and Shareholder Agreement dated March 31, 2000 between Michael Shilling and WinsLoew
         Furniture, Inc. (2.4) (2)

10.15    Subscription and Shareholder Agreement dated March 31, 2000 between Jerry Schilling and WinsLoew
         Furniture, Inc. (2.5) (2)

10.16    *  Employment Agreement dated March 31, 2000 between Jerry Shilling and Wabash Valley Manufacturing,
         Inc. (2.2) (2)

10.17    Subscription and Shareholder Agreement dated June 16, 2000 between Donald N. Clark and WinsLoew
         Furniture, Inc. (10.37) (3)

10.18    Trust Indenture dated May 1, 2000 between The Industrial Development Board Of The City Of Haleyville,
         Alabama and First Commercial Bank (As Trustee)  (10.45) (3)

10.19    Lease Agreement dated May 1, 2000 by and between The Industrial Development Board Of The City Of
         Haleyville, Alabama and Winston Properties, Inc.(10.44) (3)

10.20    Stock Purchase Agreement by and among Loewenstein, Inc., The Woodsmiths Company, Inc. and Raynor E.
         Baldwin dated as of March 9, 2001  (10.1) (4)

10.21    Stock Purchase Agreement by and among WLFI Holdings, Inc., WinsLoew Furniture, Inc., Brown Jordan
         International, Inc. and The Stockholders Brown Jordan International, Inc. dated as of May 8, 2001 (1) (5)

10.22    Credit Agreement By and Among WinsLoew Furniture, Inc. and Canadian and Imperial Bank Of Commerce and
         other lenders and CIBC World Markets Corp dated as of May 8, 2001 (10.2) (6)

10.23    Interest Rate Swap Agreement among WinsLoew Furniture, Inc. and Canadian Imperial Bank of Commerce,
         dated as of August 6, 2001 (10.2) (7)

10.24    First Amendment To Credit Agreement entered into by and among WinsLoew Furniture, Inc., and the Lenders and Canadian and Imperial Bank of Commerce, as Administrative agent for the Lenders, dated as of
         December 14, 2001 (1) (8)

10.25    Limited Waiver Regarding Financial Covenants among WinsLoew Furniture, Inc., certain financial institutions known as Lenders, Canadian Imperial Bank of Commerce, as administrative agent for Lenders,
         CIBC, INC., as Swing Line Lender, Antares Capital Corporation and Heller Financial, Inc., as
         Co-Syndication Agents and General Electric Capital Corporation, as Documentation Agent for Lenders dated as of October 12, 2001 (10.46) (9)

10.26    Guaranty Reimbursement Agreement, dated as of March 19, 2003, among the Company, Holdings, the
         "Subsidiary Obligors" named therein, and Trivest. (10.53) (10)


Exhibit
Number                                               Exhibit Description

10.27    Security Agreement, dated as of March 19, 2003, among the Company,
         Holdings, the "Subsidiary Grantors" named therein, and Trivest (10.54)
         (10)

10.28 Intercreditor and Subordination Agreement, dated as of March 19, 2003, among Canadian Imperial Bank of Commerce, as Administrative Agent,
         Trivest, the Company, Holdings and the other "Loan Parties" named therein (10.55) (10)

10.29    *  Amendment to Management Agreement between the Company and Trivest Partners LP dated March 19, 2003
         (11)

10.30    *  Amendment to Management Agreement between the Company and Trivest Partners LP dated March 31, 2004
         (15)

10.31    *  Employment Agreement between the Company and Bruce R. Albertson dated January 25, 2002 (11)

10.32    Second Amendment to the Credit Agreement and Limited Waiver dated March 19, 2003 (11)

10.33    Forbearance Agreement dated January 9, 2004 by and among Brown  Jordan International, Inc., WLFI
         Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Canadian  Imperial Bank of
         Commerce, as Administrative Agent (4.1) (12)

10.33    Forbearance Agreement dated February 11, 2004 by and among Brown  Jordan International, Inc., WLFI
         Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Canadian  Imperial Bank of
         Commerce, as Administrative Agent (4.1) (13)

10.34    Extension Agreeement dated February 16, 2004 by and among Brown Jordan International, Inc., WLFI
         Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Canadian Imperial Bank of
         Commerce, as Administrative Agent (4.2) (13)

10.35    Forbearance Agreement dated March 16, 2004 by and among Brown  Jordan International, Inc., WLFI
         Holdings, Inc., certain subsidiary guarantors, the lenders party thereto and Canadian  Imperial Bank of
         Commerce, as Administrative Agent (15)

10.36    Loan and Security Agreement, GMAC Commercial Finance LLC and the
         Lenders with Brown Jordan International, Inc and the Other Loan Parties dated March 31, 2004 (4.1) (14)

10.37    Purchase and Security Agreement  among Brown Jordan International, Inc,, WLFI Holding, Inc., the
         Guarantors, the Purchasers, and the Bank of New York, dated as of March 31, 2004  (4.2) (14)

10.38    Supply Agreement between Brown Jordan International, Inc. and Zhejiang Huayue Furniture Industries, Co.,
         Ltd., doing business as Leisure Garden (15)

12.1     Statement of Computation of Ratio of Earnings to Fixed Charges (15)

21.1     Subsidiaries of the Registrant (15)

31.1     Rule 13a-14(a) /15d-14(a) Certification of Principal Executive Officer (15)

31.2     Rule 13a-14(a) /15d-14(a) Certification of Principal Financial Officer (15)

32.1     Section 1350 Certification of Principal Executive Officer (15)




Exhibit
Number                                               Exhibit Description

32.2     Section 1350 Certification of Principal Financial Officer (15)


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

         (7) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10-Q Filed November 8, 2001

         (8) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed December 21, 2001

         (9) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10- K Filed March 27, 2002

         (10) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed March 21, 2003

         (11) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 10- K Filed April 15, 2003

         (12) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed January 9, 2004

         (13) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed February 17, 2004

         (14) Incorporated by reference to the exhibits, shown in parentheses and filed with the Registrant's 8- K Filed April 8, 2004

         (15) Filed herewith

         (b)  Reports on Form 8-K

              The Registrant did not file a Form 8-K for the quarter ended December 31, 2003.

              The Registrant filed a Form 8-K on January 16, 2004, February 17, 2004, March 18, 2004 and April 8, 2004

         (c) Exhibits required by Item 601 of Regulation S-K

              The index to exhibits that are listed in Item 14(a)(3) of this report and not incorporated by reference follows the "Signatures" section hereof and is incorporated herein by reference.

         d) Financial Statements Schedules required by Regulation S-X

              The financial statement schedules required by Regulation S-X are included herein. See Item 14(a)2 for index.

SIGNATURES

Pursuant to the requirements of the Senior Subordinated Indenture and the Senior Secured Term Notes, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Brown Jordan International, Inc.



Date: April 28, 2004                                 By: /s/Bruce R. Albertson


                                                     Bruce R. Albertson
                                                     President and Chief Executive Officer


Pursuant to the requirements of the Senior Subordinated Indenture and the Senior
Secured Term Notes, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

              Signature                                       Title                              Date

/s/ Bruce R. Albertson                               President, Chief                       April 28, 2004
                                                     Executive Office and Director
------------------------------------
Bruce R. Albertson                                   (Principal Executive Officer)

/s/ Vincent A. Tortorici, Jr.                        Vice President and                     April 28, 2004
                                                     Chief Financial Officer
------------------------------------
Vincent A. Tortorici, Jr.                            (Principal Financial and
                                                     Accounting Officer)

/s/ Earl W. Powell                                   Chairman of the Board                  April 28, 2004

Earl W. Powell

/s/ Bobby Tesney                                     Vice-Chairman and Director             April 28, 2004

Bobby Tesney

/s/ Derek McDowell                                   Director                               April 28, 2004

Derek McDowell

/s/ Robert Koehn                                     Director                               April 28, 2004

Robert Koehn

/s/ Richard Meringolo                                Director                               April 28, 2004

Richard Meringolo

/s/ Walter J. Olson III                              Director                               April 28, 2004

Walter J. Olson III

/s/ Michael J. Fourticq, Sr.                         Director                               April 28, 2004

Michael J. Fourticq, Sr.

/s/ Peter Vandenberg, Jr.                            Director                               April 28, 2004

Peter Vandenberg, Jr.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        BROWN JORDAN INTERNATIONAL, INC.
                                DECEMBER 31, 2003


                                          Balance at         Charged to      Charged to                           Balance at
                                           Beginning          Costs and         Other                                 End
               Description                 of Period           Expense        Accounts        Deductions           of Period
               -----------                 ---------           -------        --------        ----------           ---------

Year ended December 31, 2001 allowance
   for doubtful accounts..............     $3,101,071        $(402,847)      $530,972(3)       $109,621(1)       $3,338,817

Year ended December 31, 2002 allowance
   for doubtful accounts..............      3,338,817            64,397                -    (1,138,205)(1)        2,265,009

Year ended December 31, 2003 allowance
   for doubtful accounts..............      2,265,009         2,005,179                -    (2,864,083)(1)        1,407,749


                                          Balance at         Charged to      Charged to                           Balance at
                                           Beginning          Costs and         Other                                 End
               Description                 of Period           Expense        Accounts        Deductions           of Period
               -----------                 ---------           -------        --------        ----------           ---------

Year ended December 31, 2001
   allowance for excess and obsolete
   inventory..........................     $1,083,771        $1,426,909    $3,196,448(3)   $(2,279,955)(2)       $3,427,173

Year ended December 31, 2002
   allowance for excess and obsolete
   inventory..........................     3 ,427,173         2,245,498                -    (3,657,143)(2)        2,015,528

Year ended December 31, 2003
   allowance for excess and obsolete
   inventory..........................      2,015,528           572,184              -      (1,219,089)(2)        1,368,623


(1) Uncollectible accounts receivable written-off
(2) Excess and obsolete inventory written-off
(3) Amounts established as a result of acquisitions






                                  EXHIBIT 12.1

                BROWN JORDAN INTERNATIONAL, INC. AND SUBSIDIARIES
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                          Years Ended December 31,
(In thousands)                                 2003             2002              2001             2000              1999
                                               ----             ----              ----             ----              ----

Income statement data:
   Income (loss) before income taxes,
   cumulative effect of change in accounting
   accounting principle and extraordinary
   items..............................       $(5,068)           $ 2,515         $  (974)           $13,888          $27,850
Add:
   Fixed charges......................         34,491            34,815           35,277            27,462            9,213
Earnings as defined...................         29,423            37,330           34,303            41,350           37,063
Fixed charges
   Interest expense (including
   amortization of debt expense)......         33,146            33,555           34,358            27,114            8,910
Estimated interest portion of rent
   expense............................          1,345             1,260              919               348              303
Total fixed charges...................         34,491            34,815           35,277            27,462            9,213
Ratio of earnings to fixed charges....           0.9x              1.1x             1.0x              1.5x             4.0x





                                  EXHIBIT 21.1

                SUBSIDIARIES OF BROWN JORDAN INTERNATIONAL, INC.

                                                                  State or Other
                                                                Incorporation or
       Name                                                       Organization

1      Winston Furniture Company of Alabama, Inc...............        Alabama

2      Loewenstein, Inc........................................        Florida

3      Charter Furniture Company...............................     California

4      Wabash Valley Manufacturing, Inc........................        Indiana

5      BJCLW Holdings, Inc.....................................       Delaware

6      BJI Employee Services, Inc..............................        Florida

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

Date: April 28, 2004             By: /s/Bruce R. Albertson



                                 Bruce R. Albertson
                                 President and Chief Executive Officer

                                  EXHIBIT 31.2

                                  CERTIFICATION


I, Vincent A. Tortorici, Jr., certify that:

1. I have reviewed this annual report on Form 10- K of Brown Jordan International, Inc.;

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

Date: April 28, 2004                 By: /s/Vincent A. Tortorici



                                     Vincent A. Tortorici
                                     Chief Financial Officer

                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Brown Jordan International, Inc. (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce R. Albertson, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: April 28, 2004                    By: /s/Bruce R. Albertson

                                        Bruce R. Albertson
                                        President and Chief Executive Officer

                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Brown Jordan International, Inc. (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent A. Tortorici, Jr., Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 28, 2004                    By: /s/Vincent A. Tortorici

                                        Vincent A. Tortorici
                                        Chief Financial Officer