Form 10-Q
period 2004-03-26
BROWN JORDAN INTERNATIONAL INC
filed 2004-06-01
CIK 931814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 March 26, 2004

                 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of May 15, 2004 was 1,000. The registrant has no securities registered pursuant to Sections 12(b) or 12(g) nor are any securities listed or trading on any market. The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under that certain Indenture related to the 12 3/4% Senior Subordinated Notes due 2007, as amended, and the Company's Senior Secured Term Notes.

                        Brown Jordan International, Inc.


                                 INDEX TO ITEMS
                                                                           Page

PART I

ITEM 1.  Financial Statements
         o Consolidated Balance Sheets as of March 26, 2004 (unaudited)
           and December 31, 2003.......................................      3
         o Consolidated Statements of Operations for the three months
           ended March 26, 2004 and March 28, 2003 (unaudited).........      4
         o Consolidated Statements of Cash Flows for the three months
           ended March 26, 2004 and March 28, 2003 (unaudited).........      5
         o Notes to Unaudited Consolidated Financial Statements........      6
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     17
ITEM 3.  Quantitative and Qualitative Disclosures about Market
         Risk..........................................................     23
ITEM 4.  Controls and Procedures.......................................     23


PART II


ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities..........................................     23
ITEM 4.  Submissions of Matters to a Vote of Security Holders..........     23
ITEM 5.  Other information.............................................     24
ITEM 6.  Exhibits and Reports on Form 8-K..............................     24
         Signatures....................................................     25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                Brown Jordan International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Amounts in thousands, except share amounts)


                                                                                 (Unaudited)
                                                                                  March 26,      December 31,
                                                                                   2004              2003
                                                                                ----------      ------------

Assets
Current assets:
   Cash and cash equivalents.............................................       $  6,843         $   1,910
   Accounts receivable, net..............................................         82,120            84,367
   Refundable income taxes...............................................          1,843             4,999
   Inventories, net......................................................         39,405            37,248
   Prepaid and other current assets......................................         10,199            10,679
                                                                                --------         ---------

   Total current assets..................................................        140,410           139,203

Property, plant and equipment............................................         24,700            25,376
Customer relationships, net..............................................         17,428            18,043
Trademarks...............................................................         25,335            25,335
Goodwill.................................................................         91,254            91,254
Other assets, net........................................................         10,031             7,695
                                                                                --------         ---------

Total assets.............................................................       $309,158         $ 306,906
                                                                                ========         =========

Liabilities and stockholder's deficit Current liabilities:
   Current portion of long-term debt.....................................       $ 42,806         $  41,175
   Accounts payable......................................................         29,416            31,177
   Accrued interest......................................................          3,589             5,157
   Liability to Trivest..................................................         11,349               420
   Other accrued liabilities.............................................         25,212            23,458
                                                                                --------         ---------

   Total current liabilities.............................................        112,372           101,387

Long-term debt, net of current portion...................................        236,029           239,397
Deferred income taxes....................................................          4,045             3,811
                                                                                --------         ---------

Total liabilities........................................................        352,446           344,595

Commitments and contingencies

Stockholder's deficit

Common stock -- par value $.01 per share 1,000 shares authorized, issued
and outstanding at March 26, 2004 and December 31, 2003 .................              -                -
Additional paid in capital...............................................        162,041          162,041
Accumulated deficit......................................................      (203,704)         (197,884)
Accumulated other comprehensive loss.....................................        (1,625)           (1,846)
                                                                                --------         ---------

Total stockholder's deficit..............................................       (43,288)          (37,689)
                                                                                --------         ---------

                                                                                $309,158         $ 306,906
                                                                                ========         =========


   The accompanying notes are an integral part of these financial statements.

                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             (Amounts in thousands)




                                                                                        (Unaudited)
                                                                                     Three Months Ended
                                                                                 March 26,         March 28,
                                                                                   2004              2003
                                                                                   ----              ----


Net sales................................................................    $   103,494       $   103,102
Cost of sales............................................................         85,688            84,000
                                                                             -----------       -----------

Gross profit.............................................................         17,806            19,102

Selling, general and administrative expense..............................         13,474            13,646
Amortization.............................................................            801               702
                                                                             -----------       -----------

   Operating income......................................................          3,531             4,754

Interest expense, net....................................................          9,351             9,024
                                                                             -----------       -----------

Loss before benefit for income taxes.....................................        (5,820)           (4,270)

Income tax benefit.......................................................              -           (1,474)
                                                                             -----------       -----------


Net loss                                                                     $   (5,820)       $   (2,796)
                                                                             ===========       ===========






   The accompanying notes are an integral part of these financial statements.

                Brown Jordan International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                         (Unaudited)
                                                                                     Three Months Ended
                                                                                 March 26,       March 28,
                                                                                   2004            2003
                                                                                --------         ---------

Operating activities:
   Net loss..............................................................       $(5,820)         $ (2,796)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization.........................................          1,686             1,622
   Non-cash interest charges.............................................            738               660
   Provision for allowance for doubtful accounts.........................             28                81
   Provision for excess and obsolete inventory...........................            262               236
   Loss on disposal of assets............................................              -               177

   Changes in operating assets and liabilities:
     Accounts receivable.................................................          2,219          (14,905)
     Refundable income taxes.............................................            232             4,012
     Inventories.........................................................        (2,419)           (2,544)
     Prepaid expenses and other current assets...........................         1,223                266
     Other assets........................................................            (1)             (330)
     Accounts payable....................................................        (1,761)            10,911
     Accrued interest....................................................        (1,568)               404
     Liability to Trivest................................................          7,437               420
     Other accrued liabilities...........................................          2,209           (4,056)
     Deferred income taxes...............................................              -             (233)
                                                                                --------         ---------

     Net cash provided by (used in) operating activities.................          4,465           (6,075)
Investing activities:
   Capital expenditures..................................................          (225)             (386)
   Cash proceeds from sale of property, plant and equipment, net.........              -               931
                                                                                --------         ---------

     Net cash (used in) provided by investing activities.................          (225)               545

Financing activities:
   Net borrowings under revolving credit agreements......................          1,632             3,875
   Payments on long-term debt............................................        (3,492)           (1,875)
   Advance from Trivest..................................................          3,492                 -
   Financing fees........................................................          (939)                 -
                                                                                --------         ---------

     Net cash provided by financing activities                                       693             2,000

Net increase (decrease) in cash and cash equivalents.....................          4,933           (3,530)
Cash and cash equivalents at beginning of period.........................          1,910             7,927
                                                                                --------         ---------

Cash and cash equivalents at end of period...............................       $  6,843         $   4,397
                                                                                ========         =========


Supplemental disclosures:
   Cash paid for interest................................................         $9,776            $7,667
   Cash (refunded)/paid for income taxes.................................          (232)             3,962




   The accompanying notes are an integral part of these financial statements.

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 1 - Business and Organization

Business

     Brown Jordan International, Inc. ("BJI" or the "Company") is engaged in the design, marketing, manufacture and distribution of outdoor furniture, ready-to-assemble ("RTA") furniture, contract and hospitality seating products and site amenity products. The Company accesses the market through the retail and contract channels. In the retail channel, BJI's furniture products are distributed through specialty stores, national accounts and traditional furniture stores. BJI's RTA products include promotionally priced furniture products and are distributed through the retail channel to national accounts, catalog wholesalers and specialty retailers. BJI's contract and hospitality furniture products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurant and hospitality chains. Site amenity products, which include park benches, picnic tables and accessories are marketed through distributors to the end user. The Company's products are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, expanded mesh, sheet and tubular steel, wood and fabric.

Organization

     Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. ("Former Brown Jordan"), WinsLoew completed a recapitalization transaction wherein WinsLoew became a wholly owned subsidiary of a new holding company called WLFI Holdings, Inc. ("Holdings"), a Florida corporation.


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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Brown Jordan International, Inc. and subsidiaries are for interim periods and do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results may differ from those estimates.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company's first quarter, which is from January 1, 2004 through March 26, 2004. The results of operations for this period are not necessarily indicative of the results to be expected for the full year.

Reclassification

     Certain prior period balances have been reclassified to conform to current period presentation.

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

Stock Options

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and its interpretations in accounting for its stock options and other stock-based employee compensation awards and the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of APB No. 25, no compensation expense has been recognized for stock option grants as the exercise prices are at or greater than the fair value of shares at the date of the grant. The fair value of the options was calculated using the minimum value methodology as allowed under SFAS No. 123 for companies that do not have publicly traded equity.

Pro forma impact on the Company's results is as follows:


                                                                                      (Unaudited)
                                                                                    Three Months Ended
                                                                                March 26,        March 28,
(In thousands)                                                                    2004             2003
                                                                                  ----             ----

Net loss as reported.....................................................       $(5,820)          $(2,796)
Pro forma stock based compensation expense, net of tax...................              -                 -
                                                                                --------         ---------

Pro forma net loss.......................................................       $(5,820)          $(2,796)
                                                                                ========          ========

Expected dividend yield..................................................           zero              zero
Expected stock price volatility..........................................           zero              zero
Risk-free interest rate..................................................          3.77%             5.00%
Expected life of options in years........................................              8                 9

New Accounting Standards


     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company does not have any SPEs. The Company completed its evaluation of the effect that adopting FIN 46 will have on its financial position, results of operations and cash flows.


Income Taxes

     The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

Income Taxes - (continued)

be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to more likely than not be realizable in future periods.

     The effective tax rate for the quarters ended March 26, 2004 and March 28, 2003 was 37.2% for both periods. Due to the tax losses recognized by the Company in recent years, a valuation allowance was recorded related to the additional net operating losses generated in the first quarter of 2004.

     Pursuant to a tax sharing agreement between Holdings and the Company and its subsidiaries, the Company was included in the consolidated federal income tax return and certain consolidated state income tax returns of Holdings for all taxable periods ended on or prior to December 31, 2002 and will be included in the consolidated federal income tax return and certain consolidated state income tax returns for the year ended December 31, 2003.


Note 3 - Inventories

Inventories consisted of the following:



                                                  (Unaudited)
                                                   March 26,       December 31,
(In thousands)                                       2004              2003
                                                     ----              ----

Raw materials.................................     $24,709           $23,867
Work in process...............................       2,252             2,234
Finished goods................................      12,444            11,147
                                                    ------            ------

                                                   $39,405           $37,248
                                                   =======           =======


Note 4 - Investment in Joint Venture

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

     The Company has determined that its investment in the joint venture does not meet the criteria set forth in FIN 46 such that consolidation of the results of operations and assets and liabilities of the joint venture with the Company's results would be required, accordingly, the joint venture is accounted for using the equity method of accounting. The carrying value of the investment in the joint venture was $0 as of March 26, 2004 and December 31, 2003. BJI's share of the joint venture losses and an investment in the joint venture are not recorded in the accompanying Consolidated Financial Statements as BJI has not made an investment in the joint venture and is not required to provide funding.


Note 5 - Long-Term Debt

Senior Credit Facility

     As of December 31,2003 and continuing through March 26, 2004, the Company was not in compliance with certain provisions of its senior credit facility, including certain financial covenants contained within the agreement. These violations constituted events of default. On January 9, 2004, the Company

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 5 - Long-Term Debt - (continued)

entered into a forbearance agreement with its lenders under the senior credit facility that, as amended, (the "Amended Facility") provided for a forbearance period through March 31, 2004 under which the senior lenders would not exercise certain rights and remedies that could result from the Company's default. During the forbearance period, the Company arranged financing with new lenders and repaid the senior credit facility in full. See Note 12.

     The Amended Facility provided for borrowings of up to $215 million. The Amended Facility was collateralized by substantially all of the assets of the Company and was secured by a pledge of the capital stock of all the Company's domestic subsidiaries. The Amended Facility consisted of a revolving line of credit (maximum of $50 million) and a term loan (aggregate of $165 million, of which $34.9 million was repaid as of March 26, 2004). The revolving line of credit allowed the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At the option of the Company, the interest rates under the Amended Facility were either: (1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. The Amended Facility contained a floor of 2.5% on the LIBOR rate. The margins of different loans under the Amended Facility varied according to a pricing grid. The margin for term loans that were LIBOR based was 5.0% while the margin for revolving loans that were LIBOR based was 4.5%. Both LIBOR based term and revolving rates were based upon the Company's consolidated total leverage ratio. Margins on base rate loans are the applicable LIBOR margin for such type loans less 1%. The senior credit facility contained a $5.0 million swing-line sub-facility, which accrued interest at the base rate per year. As of March 26, 2004, the term loan was priced at a rate of 10.0% and the revolving line of credit was priced at a rate of 9.5%.

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

     As of March 26, 2004, the term loan is classified as long-term as the Company refinanced this facility on a long-term basis. The balance outstanding under the revolving line of credit as of March 26, 2004 has been classified as current as the revolver under the refinanced credit facility is required to be classified as current, in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22"). See Note 12.

     Under a Guaranty between the senior bank group and Trivest, Trivest agreed to advance to the Company up to $13.4 million in respect of the Company's obligations in 2003 to pay interest on the Company's subordinated indebtedness. A Reimbursement Agreement obligated the Company to reimburse Trivest for any funds paid by Trivest pursuant to the Guaranty. As of December 31, 2003, the Guaranty was called upon by the senior bank group. Trivest made a payment of $3.5 million to the lenders under the Amended Facility on the Company's behalf. The Company repaid Trivest the $3.5 million, plus a guarantee fee and interest of $0.4 million out of proceeds from the new financings. See Note 7.

Senior Subordinated Notes and Warrants

     In connection with the merger described in Note 1, the Company issued 105,000 units ("Units") consisting of $105 million aggregate principal amount at maturity, of 12 3/4 % senior subordinated notes due 2007 ("Notes") and warrants ("Warrants") to purchase an aggregate of 24,129 shares of its capital stock. Each Unit consists of $1,000 aggregate principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The issue price of each Unit was $975.73, of which the Company allocated $962.40 to the Notes and $13.33 to the Warrants. The total value of the Warrants, $1.4 million, is reflected as "Additional paid-in capital" in the accompanying Consolidated Balance Sheets. The total amount of discount recorded

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 5 - Long-Term Debt - (continued)


on the notes was $3.9 million and is being amortized to interest expense over the life of the Notes. The Notes are general unsecured obligations of the Company and are junior in the right of payment to the Company's debt that does not expressly provide that it ranks equally with or junior to the Notes, including the Company's obligations under its senior credit facility. The Notes are unconditionally guaranteed by the direct and indirect domestic subsidiaries of BJI and bear interest at 12 3/4%, that is payable semi-annually on February 15 and August 15, beginning on February 15, 2000. The Notes will mature on August 15, 2007.

     Since August 15, 2003, the Company has had the right to redeem the Notes, in whole or in part, at any time at the following redemption prices:

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

     The indenture under which the Notes (the "Indenture") are issued include provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2003, the Company was in compliance with such covenants. However, the Company failed to make the $6.9 million scheduled semi-annual interest payment when due in February 2004. The Company subsequently made the interest payment within the cure period specified in the Notes.


     In March 2004, the Indenture was amended to, among other things, increase the level of permitted indebtedness under the senior credit facility from an aggregate amount not to exceed the greater of $155 million, or the sum of $125 million, plus 60% of the inventory of the Company, plus 85% of the accounts receivable of the Company to an aggregate amount not to exceed $195.0 million, or the sum of $125 million, plus 60% of the inventory of the Company, plus 85% of the accounts receivable of the Company.



Note 6 - Interest Rate Swap

     On August 6, 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Senior Credit Facility. The interest rate swap is designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

     As of March 26, 2004 and March 28, 2003, the fair value of the swap was recorded as a liability of $3.1 million and $6.1 million, respectively. The portion of the change in fair value attributable to the ineffectiveness of the hedge is recorded in the accompanying statement of operations as "interest expense" and was a reduction in interest expense of $0.1 million during the three month period ended March 26, 2004 and an increase in interest expense of $0.2 million in the three month period ended March 28, 2003. The balance of

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 6 - Interest Rate Swap - (continued)


the change in fair value of $0.5 million during the three month period ended March 26, 2004 is recorded in other comprehensive loss, net of tax.

     From the period of January 1, 2004 through March 26, 2004, the 3-month LIBOR interest rate declined approximately 25 basis points. The fair value of the swap is derived from discounted cash flows based on 3-month LIBOR futures contracts for the remaining life of the swap. The decline of the fair value of the swap during 2004 relates primarily to a decline in future cash flows relating to a shorter remaining life of the swap, partially offset by increased cash flow associated with a drop in the 3-month LIBOR interest rate. Future movements in interest rates, particularly the 3-month LIBOR rate, will correspondingly impact the Company's cash interest expense and the fair value of the swap.


     On March 31, 2004, the interest rate swap agreement was terminated in connection with the Company's new financing arrangements. As a result of the termination of this contract, the Company will write-off the fair value of the interest rate swap of $4.3 million (including accrued interest of $0.9 million) and $1.4 million, net of deferred taxes of $0.9 million, included in "Other comprehensive income" related to the change in the fair value of the effective portion of the interest rate swap, in the second quarter of 2004. (See Note 12).

Note 7 - Related Party Transactions

     In December 1994, the Company entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The Investment Services Agreement, as amended from time to time, provides for an annual base compensation of $750,000, which is to be adjusted annually for increases in the Consumer Price Index. For the year ended December 31, 2003, the annual compensation was $770,000. For the quarters ended March 26, 2004 and March 28, 2003, the amount expensed was $192,500, and $222,400, respectively. Pursuant to the Second Amendment to the Senior Credit Facility the Company will continue to expense the management fee, but is restricted to paying only $350,000 during the period of the Second Amendment. As of March 26, 2004, the Company had a liability of $0.5 million to Trivest as a result of this restriction on paying management fees.

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


     As a condition to the extension of the forbearance period under the Company's former senior credit facility, Trivest provided the Company with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment of $3.5 million to the Company's lenders under the Amended Facility on the Company's behalf. In the second quarter of 2004, the
Company: (i) repaid Trivest for the advance of the $3.5 million interest payment, plus a guarantee fee and interest of $0.4 million, (ii) paid management fees accrued as of December 31, 2003, as referred to above, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total) and (iii) paid a fee of $0.8 million in connection with the Company's new financing arrangements, all out of the proceeds from the new financing. As of March 26, 2004, the amount due to Trivest of $11.3 million is reflected as a current liability in the accompanying unaudited consolidated balance sheet. See Notes 5 and 12 to the Consolidated Financial Statements for additional discussion.

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 8 - Employee Benefit Plan

     In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits," which requires the components of net periodic pension cost to be disclosed on an interim basis as follows:


                                                                                      (Unaudited)
                                                                                    Three Months Ended
                                                                                March 26,        March 28,
(In thousands)                                                                    2004             2003
                                                                                  ----             ----

Components of net periodic benefit cost:
   Service cost .........................................................         $   29           $    18
   Interest cost.........................................................             26                23
   Expected return on plan assets........................................           (25)              (20)
   Recognized net actuarial loss.........................................              4                 1
   Net amortization and deferral of prior service cost...................              5                 5
                                                                                  ------           -------

Net periodic pension cost                                                         $   39           $    27
                                                                                  ======           =======


 Note 9 - Operating Segments

     The Company has two segments organized and managed based on the market channel into which the Company's products are sold.

     The Company evaluates performance and allocates resources based on gross profit. The accounting policies for each segment are consistent with those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     There  are  no  intersegment  sales  or  transfers.   The  Company  has  no
significant export revenues. Shared assets include assets that relate to both the Retail and Contract segments.

(In thousands)                                                 Retail           Contract          Shared         Consolidated
                                                               ------           --------          ------         ------------


Three Months Ended March 26, 2004 (Unaudited)

   Net sales...........................................       $  78,966         $ 24,528         $       -         $103,494
   Gross profit........................................          10,729            7,077                 -           17,806
   Depreciation and amortization.......................             821              272               593            1,686
   Expenditures for long lived assets..................               4               22               199              225
   Segment assets......................................         158,267           49,843           101,048          309,158


Three Months Ended March 28, 2003 (Unaudited)

   Net sales...........................................       $  79,591         $ 23,511         $       -         $103,102
   Gross profit........................................          12,647            6,455                 -           19,102
   Depreciation and amortization.......................             740              285               597            1,622
   Expenditures for long lived assets..................              16               90               280              386
   Segment assets......................................         169,676           52,142            87,051          308,869


                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 10 - Statements of Comprehensive Loss


                                                                                        (Unaudited)
                                                                                     Three Months Ended
                                                                                 March 26,         March 28,
(In thousands)                                                                     2004              2003
                                                                                   ----              ----

Net loss.................................................................       $(5,820)          $(2,796)
Change in fair value of interest rate swap, net of taxes.................            221               277
                                                                                 -------          --------

Comprehensive loss.......................................................       $(5,599)          $(2,519)
                                                                                ========          ========


Note 11- Commitments and Contingencies

Warranty Costs

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. The Company accrues for warranties based on historical experience and sales. Changes in the product warranty accrual for the quarter ended March 26, 2004 are summarized below:


                                                                 Product
                                                                Warranty
(In thousands)                                                    Cost
                                                                  ----

Balance at December 31, 2003...........................       $   2,065

Accrual for warranties issued .........................           1,574
Settlements made (in cash or in kind)..................           (886)
                                                              ---------

Balance at March 26, 2004                                     $   2,753
                                                              =========



Note 12 - Subsequent Events


New Financing Arrangements

     On March 31, 2004, the Company entered into new financing arrangements that consist of a (i) $90.0 million asset based revolving credit facility ("Revolver") with a new lender and (ii) $135.0 million senior secured term notes ("Senior Notes") with another lender. Proceeds under these new facilities were used to (i) repay all outstanding balances under the Company's existing senior credit facility and term loan, which was terminated on March 31, 2004, (ii) pay all existing indebtedness to Trivest, including an advance by Trivest for the financing of the interest payment to the Company's Senior Subordinated Note holders ($6.9 million), the Guarantee payment and related fees and interest ($3.9 million), financial advisors fees ($0.8 million) and management fees accrued as of December 31, 2003, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total), (iii) pay interest rate swap termination fees, and (iv) to pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 12 - Subsequent Event

New Financing Arrangements - (continued)

under the new facilities. The termination of the existing credit facility and term loan will result in the write-off of deferred financing fees of approximately $6 million, the settlement of the interest rate swap of $4.3 million and the write-off of $1.4 million included in "Other comprehensive income" related to the change in the fair value of the effective portion of the interest rate swap, in the quarter ended June 25, 2004. The Company had been operating under a forbearance agreement with its former lenders as of January 9, 2004 that, as amended, provided for a forbearance period through March 31, 2004, while the new financing was arranged.

     Availability under the Revolver is based on a borrowing base consisting of the Borrowers' eligible accounts receivable and inventory. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the "Domestic Rate"), or at the election of the Company, the applicable London Interbank Offering Rate ("LIBOR") plus 2.25% per year (the "Eurodollar Rate"). The Company also pays an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all of the Company's accounts receivable, inventory, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility, which accrues interest at the Domestic Rate per year. The Revolver terminates on May 1, 2007, unless terminated earlier by the Company. The Company must pay a $0.9 million termination fee if it elects to terminate the Revolver on or prior to March 31, 2005. As of March 31, 2004, the interest rate on the outstanding balance was 3.36% and was based on the Eurodollar Rate. As of March 31, 2004, the Company had availability under the Revolver of $18.5 million.

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

     The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.00% per annum, reset quarterly. The Company will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on all of the Company's accounts receivable, inventory, fixed assets and intangible assets and a first priority lien on the Company's capital stock as well as that of all of the Company's domestic subsidiaries.

                Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 12 - Subsequent Event

New Financing Arrangements - (continued)

     The Senior Notes are guaranteed by all of the Company's domestic subsidiaries (the "Guarantors"). The Guarantors have fully, unconditionally, jointly and severally guaranteed the Company's obligations under the notes. The Company's subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and the Company has no independent assets or operations within the meaning of Rule 3-10(h)(5) of Regulation S-X. Holdings pledge of the Company's stock is non-recourse to Holdings. As of March 31, 2004, the interest rate on the outstanding balance was 10.11%.

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

     In addition, the Company may, at its option, elect on one occasion occurring on or prior to the 60 days following the completion of the Company's audit for the year ended December 31, 2004 (but in any event, no later than June 30, 2005), to redeem at a redemption price of 100% of the principal amount thereof, plus accrued interest, a principal amount of the Senior Notes, not to exceed the lesser of (i) 5.0% of the principal amount of the Senior Notes issued and (ii) the amount of excess cash flow (as defined in the agreement) for the year ended December 31, 2004. The ability to redeem Senior Notes in accordance with this provision is contingent on the requirement that (i) no default or event of default shall have occurred and be continuing as such time, and (ii) that the report of the Company's independent auditors in respect of the year ended December 31, 2004 is an "unqualified" audit report.

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

     The Company paid approximately $5 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 36-month period beginning March 31, 2004.

               Brown Jordan International, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 12 - Subsequent Event (continued)


Consolidation of Manufacturing Operations

     In May 2004, the Company announced its intention to close its manufacturing facility located in Medley, Florida. The Medley facility manufactures furniture products for both the Retail and Contract operating segments. The Company plans to move the Medley facility's operations to other Company plants located in Haleyville, Alabama and Juarez, Mexico. The transition of the manufacturing operations is expected to be completed by the end of September 2004. This initiative will result in the elimination of approximately 136 positions during 2004. As a result of this initiative, the Company expects to incur costs associated with severance and other employee related costs, inventory related reserves and freight costs associated with relocating inventory in the range of approximately $0.7 million to $1.0 million. The Company is in the process of evaluating the ultimate disposition of the operating lease for the building as well as the fixed assets at the Medley facility. The carrying value of the fixed assets as of March 26, 2004 approximates $1.6 million. The Company expects to record charges associated with this initiative during the second and third quarters of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a premier designer, manufacturer and marketer of fine luxury retail and contract furnishings. Our brand names include Brown Jordan, Pompeii, Winston, Vineyard, Tommy Bahama, Stuart Clark, Casual Living, Tradewinds, Molla, Loewenstein, Charter, Lodging by Liberty, Woodsmiths, Wabash Valley, Southern Wood Products, Texacraft, and Tropic Craft. We sell our furniture products in the retail market to both national and specialty accounts and in the contract market to commercial and institutional users. Our retail product offerings include chairs, chaise lounges, tables, umbrellas, cushions and related accessories, which are generally constructed from aluminum, steel, wood or fiberglass. Our contract products include the same type of products in addition to wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options to the contract market. In addition, our contract line includes a variety of tables, chairs, benches and swings for the site amenity market. All of our furniture products, excluding Wabash Valley and Southern Wood Products, are manufactured pursuant to customer orders.

RESULTS OF OPERATIONS

     The following table sets forth net sales, gross profit and gross profit as a percent of net sales for the three months ended March 26, 2004 and March 28, 2003 for each of our market channels (in thousands, except for percentages):


                                                                      (Unaudited)
                                                                  Three Months Ended
                                           March 26, 2004                                       March 28, 2003
                           --------------------------------------------         -------------------------------------------
                               Net              Gross            Gross             Net               Gross            Gross
                              Sales            Profit          Profit %           Sales             Profit          Profit %
                           --------          --------          --------         --------          --------          --------
Retail                     $  78,966          $10,729             13.6%          $79,591           $12,647            15.9%
Contract                      24,528            7,077             28.9%           23,511             6,455            27.5%
                           ---------         --------                           --------          --------

Total                      $103,494           $17,806             17.2%          $103,102          $19,102             18.5%
                           ========           =======                            ========          =======


     See Note 9 to Consolidated Financial Statements for more information concerning our reporting segments.

     The following table sets forth certain information relating to our operations expressed as a percentage of net sales.


                                                                                        (Unaudited)
                                                                                     Three Months Ended
                                                                                 March 26,         March 28,
                                                                                   2004              2003
                                                                                 --------         ---------
Gross profit.............................................................          17.2%             18.5%
Selling, general and administrative expense..............................          13.0%             13.3%
Amortization.............................................................           0.8%              0.7%
Operating income.........................................................           3.4%              4.6%
Interest expense.........................................................           9.0%              8.8%
Income tax benefit.......................................................         (0.0%)            (1.4%)
Net loss.................................................................         (5.6%)            (2.7%)


COMPARISON OF THREE MONTHS ENDED MARCH 26, 2004 AND MARCH 28, 2003

     Net Sales. Consolidated net sales of $103.5 million in the first quarter of 2004 were consistent with net sales for the same period in 2003. Net sales in the Retail channel were down slightly in the first quarter of 2004 as compared to the same period in the prior year, while net sales in the contract channel increased $1.0 million or 4.3% as compared to the first quarter of 2003. Within the Retail channel, shipments to specialty stores increased 38% in the first quarter of 2004 compared to the first quarter of 2003, largely due to the reduced sales levels in the first quarter of 2003, as a result of our customers' reduction of inventory levels and lower demand due to general economic weakness. Additionally, sales in the first quarter of 2004 were favorably impacted by our expanded product offerings, including cast, woven and wrought iron product, a rejuvenated Winston brand and the introduction of the Tommy Bahama brand. These increases were offset by lower national account sales in the first quarter of 2004 as compared to the first quarter of 2003, largely due to pricing pressures and as a result of our primary customer reducing inventory levels. Contract sales for the first quarter of 2004 increased over the first quarter of 2003 as a result of higher order levels, primarily attributable to the overall improvement in the economy.

     Gross Profit. Gross profit in the first quarter of 2004 of $17.8 million represents a decrease of $1.3 million or 6.8% as compared to gross profit of $19.1 million in the first quarter of 2003. The overall decrease in gross profit in the first quarter of 2004 was primarily attributable to the Retail channel. Gross profit in the Retail channel declined in the first quarter of 2004 as compared to the same quarter in the prior year as a result of (i) pricing pressures in the national accounts portion of the business, (ii) an unfavorable product mix within this portion of the business, and (iii) higher returns and allowances for sourced product. The decline in gross margin within national accounts was partially offset by improved margins in the specialty retail business and in the contract market.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the first quarter of 2004 were $13.5 million, representing a $0.1 million, or 1.3% decrease compared to SG&A expenses during the first quarter of 2003. SG&A spending decreased primarily due to (i) lower employee related costs in the 2004 period as a result of headcount reductions that occurred late in the first quarter of 2003 and (ii) lower levels of spending during the 2004 period for legal and professional services. These decreases in the 2004 quarter as compared to the same period in the prior year were substantially offset by higher levels of commissions as a result of the higher levels of specialty retail and contract sales and higher levels of advertising.

     Amortization. Amortization expense of $0.8 million in the first quarter of 2004 relating to the amortization of certain intangible assets was consistent with the same period for the prior year.

     Operating Income. As a result of the above, operating income decreased from $4.8 million in the first quarter of 2003 (4.6% of net sales) to $3.5 million (3.4% of net sales) in the same period of 2004.

     Interest Expense. Interest expense increased $0.4 million in the first quarter of 2004 to $9.4 million from $9.0 million in the same period of 2003. The higher level of interest expense in the 2004 period is primarily due to an increase in amortization of deferred financing fees, higher interest rates and a larger credit spread in the first quarter of 2004 as compared to the same quarter in 2003. The increase from deferred financing fees and the larger credit spread resulted from the March 2003 amendment to our existing senior credit facility. These increases to interest expense are partially offset by a decrease in the ineffective portion of the interest rate swap in the first quarter of 2004 as compared to the same quarter in 2003.

     Benefit for Income Taxes. There are no income taxes reflected for the first quarter of 2004 as we have recorded a full valuation allowance to offset the income tax benefit that resulted from the net loss in the first quarter of 2004. Exclusive of the valuation allowance, the effective tax rate was consistent for both periods presented.

SEASONALITY AND QUARTERLY INFORMATION

     Sales of retail products are typically higher in the first and fourth quarters as a result of high demand for outdoor furniture in advance of summer use. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of outdoor products.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for us) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. We do not have any SPEs. We have completed our evaluation of the effect of adopting FIN 46 and we have concluded that there is no impact on our financial position, results of operations and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

New Financing Arrangements

     As of December 31, 2003 and continuing through March 26, 2004, we were not in compliance with certain provisions of its senior credit facility, including certain financial covenants in that agreement. These violations constituted events of default. On January 9, 2004, we entered into a forbearance agreement with our lenders under the senior credit facility that, as amended, provided for a forbearance period through March 31, 2004. During the forbearance period, we arranged financing with new lenders and repaid the senior credit facility in full. The terms of the new financing arrangements are summarized below.


     We entered into new financing arrangements on March 31, 2004, that consist of a (i) $90.0 million asset based revolving credit facility ("Revolver") with a new lender and (ii) $135.0 million senior secured term notes ("Senior Notes") with another lender. Proceeds under these new facilities were used to (i) repay all outstanding balances under our existing senior credit facility and term loan, which was terminated on March 31, 2004, (ii) pay all existing indebtedness and fees to Trivest ($12.1 million), (iii) pay interest rate swap termination fees, and (iv) to pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities. In addition, approximately $7 million of availability was used for letters of credit, largely related to our insurance programs and collateralization of an industrial development obligation. The termination of the existing senior credit facility and term loan will result in the write-off of deferred financing fees of approximately $6 million, the settlement of the interest rate swap of $4.3 million and the write-off of $1.4 million, net of deferred taxes of $0.9 million, included in "Other comprehensive income" related to the change in the fair value of the effective portion of the interest rate swap, in the quarter ending June 25, 2004.


     Availability under the Revolver is based on a borrowing base consisting of the Borrowers' eligible accounts receivable and inventory. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the "Domestic Rate"), or at our election, the applicable London Interbank Offering Rate ("LIBOR") plus 2.25% per year (the "Eurodollar Rate"). We also pay an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all our accounts receivable, inventory, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility, which accrues interest at the Domestic Rate per year. The Revolver terminates on May 1, 2007, unless we terminate it earlier. We must pay a $0.9 million termination fee if we elect to terminate the Revolver on or prior to March 31, 2005. As of March 31, 2004, the interest rate on the outstanding balance under the Revolver was 3.36% and was based on the Eurodollar Rate. As of March 31, 2004, we had availability of $18.5 million.

     The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the lesser of (i) $15.0 million and (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and swing-line and (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and swing-line. However, the letters of credit with respect to any of our business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and swing-line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business unit's borrowing base. Fees associated with the letters of credit are equal to the Domestic Rate per year based upon the face amount of the letters of credit.

     The Revolver contains customary covenants and restrictions on our and our subsidiaries' ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. In addition, the Revolver specifies that we must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided that we maintain a minimum of $9.0 million of available borrowing capacity, the Revolver does not require financial covenants. If availability falls below $9.0 million at any time during a fiscal quarter, we are subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to our other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Domestic Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum.

     The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.00% per annum, reset quarterly. We will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on substantially all of our accounts receivable, inventory, fixed assets and intangible assets and a first priority lien on our capital stock as well as that of all of our domestic subsidiaries. The Senior Notes are guaranteed by all of our domestic subsidiaries (the "Guarantors"). The Guarantors have fully, unconditionally, jointly and severally guaranteed the obligations under the notes. Our subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and we have no independent assets or operations within the meaning of Rule 3-10(h)(5) of Regulation S-X. Holdings' pledge of our stock is non-recourse to Holdings. As of March 31, 2004, the interest rate on the outstanding balance was 10.11%.

     We may redeem, at our option, the Senior Notes, in whole or in part from time to time after March 31, 2005 at applicable redemption prices ranging from 103.0% to 100.0% of face value. In addition, we may, at our option, elect on one occasion occurring on or prior to the 60 days following the completion of our audit for the year ended December 31, 2004 (but in any event, no later than June 30, 2005), to redeem at a redemption price of 100% of the principal amount thereof, plus accrued interest, a principal amount of the Senior Notes, not to exceed the lesser of (i) 5.0% of the principal amount of the Senior Notes issued and (ii) the amount of excess cash flow (as defined in the agreement) for the year ended December 31, 2004. The ability to redeem Senior Notes in accordance with this provision is contingent on the requirement that (i) no default or event of default shall have occurred and be continuing as such time, and (ii) that the report of our independent auditors in respect of the year ended December 31, 2004 is an "unqualified" audit report.

     The Senior Notes contain various covenants customary for notes of a similar nature, including limitations on our activities and the activities of our subsidiaries to, among other things, (i) declare or pay cash dividends, (ii) modify the capital structure, (iii) acquire or retire indebtedness that is subordinate to the Senior Notes, (iv) issue preferred stock, (v) create or assume any indebtedness, (vi) sell, transfer or assign our properties or assets,
(vii) create or assume liens, (viii) enter into sale and leaseback transactions, or (ix) engage in mergers or acquisitions. In addition, the Senior Notes contain affirmative covenants including, but not limited to maintenance of our properties and reporting obligations. The Senior Notes also contain events of default customary for financing agreements of this type, including failure to pay interest on principal when due and cross-default provisions relating to our other indebtedness in excess of $5.0 million.

     In the event of default, holders of 33 1/3% or more in principal amount of the then outstanding Senior Notes may declare the principal amount of all of the Senior Notes due and payable immediately, by written notice to us, and upon such notice, such principal amount and any accrued and unpaid interest shall be immediately due and payable.

     We paid approximately $5 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 36-month period beginning March 31, 2004.

     Cash Flows from Operating Activities. During the first quarter of 2004, cash provided from operating activities was $4.5 million, compared to $6.1 million of cash used in operations for the same period of 2003. Cash provided from operating activities in the first quarter of 2004 is primarily attributable to the increase in the "Liability to Trivest," as discussed in the "Related Party Transactions" section of this Item 2. During the first quarter of 2004, a lower amount of cash was required for working capital purposes as compared to the same period in 2003. Cash provided from accounts receivable during the first quarter of 2004 was largely attributable to the lower level of national account sales, as well as the timing of national account shipments, partially offset by increased specialty retail accounts receivable driven by the higher level of sales and the "early-buy" program, which provides customers with extended terms for placing pre-season orders. The increase in cash used for interest is due to the timing of payments versus the prior year quarter. In the first quarter of 2003, the increase in accounts receivable was predominantly driven by increased volume in our "early-buy" program in the specialty retail business and the timing of shipments to national accounts program. The increase in accounts payable and the decrease in accrued expenses in the first quarter of 2003 are primarily due to the timing of payments, partially offset by a refund for income taxes.

     Cash Flows from Investing Activities. During the first quarter of 2004 investing activities consisted of capital expenditures of $0.2 million. During the first quarter of 2003, we spent $0.4 million on capital expenditures and sold several non-core assets, which generated proceeds of $0.9 million, resulting in $0.5 million generated by investing activities. Capital spending in the first quarters of 2004 and 2003 was primarily for replacement machinery and equipment.

     Cash Flows from Financing Activities. Net cash provided by financing activities during the first quarter of 2004 was $0.7 million compared to net cash provided by financing activities of $2.0 million for the same period of 2003. During the first quarter of 2004, we made a scheduled term loan principal payment of $3.5 million, the funding of which was provided by Trivest and had net borrowings under the revolving line of credit of $1.6 million. In addition, in the first quarter of 2004, we paid $0.9 million of fees associated with the new financing arrangements. During the first quarter of 2003 we made scheduled term loan principal payments of $1.9 million and had net borrowings of $3.9 million against the revolving line of credit, resulting in cash flow from financing activities of $2.0 million.

     During the first quarter of 2004, the senior credit facility consisted of a $165.0 million term loan of which $133.6 million was outstanding on January 1, 2004. During 2004, principal payments totaling $3.5 million were made against the term loan leaving an outstanding balance on the loan of $130.1 million as of March 26, 2004. During 2004, the senior credit also included a $50.0 million revolving credit facility of which $42.5 million was borrowed and $6.7 million was allocated to existing letters of credit outstanding at March 26, 2004. The senior credit facility was terminated on March 31, 2004 in connection with our entering into new financings, as discussed above.

     We believe that the structure of the new financings will provide additional liquidity to support growth of the businesses, as well as provide increased flexibility resulting from having no expected financial covenants or senior debt amortization for the next three years. Our short-term cash needs are primarily for debt service and working capital requirements. We have historically financed our short-term liquidity needs with cash flow generated from operations and from borrowings under a revolving line of credit.

     Operating cash flows are closely correlated to demand for our products. A decrease in demand for our products would impact the availability of these internally generated funds. We anticipate capital needs through 2004 will consist primarily of the following: (i) interest payments due on outstanding borrowings, (ii) increases in working capital driven by the growth of our business, and (iii) the financing of capital expenditures.

     Aggregate capital expenditures are budgeted at approximately $2.0 million in 2004, approximately $0.2 million of which was expended during the three months ended March 26, 2004.

RELATED PARTY TRANSACTIONS

     In December 1994, we entered into a ten-year agreement (the "Investment Services Agreement") with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to us. The Investment Services Agreement, as amended from time to time, provides for an annual base compensation of $750,000, which is to be adjusted annually for increases in the Consumer Price Index. For the year ended December 31, 2003, the annual compensation was $770,000. For the quarters ended March 26, 2004 and March 28, 2003, the amount expensed was $192,500, and $222,400, respectively. Pursuant to the Second Amendment to the Senior Credit Facility, we will continue to expense the management fee, but we are restricted to paying only $350,000 during the period of the Second Amendment. As of March 26, 2004, we had a liability of $0.5 million to Trivest as a result of this restriction on paying management fees.

     On March 31, 2004, in connection with our new financing arrangements, the Investment Services Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on our performance ("Performance Compensation"), as defined in the amendment to the Investment Services Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

     As a condition to the extension of the forbearance period under our former senior credit facility, Trivest provided us with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment of $3.5 million to our lenders under the Amended Facility on our behalf. In the second quarter of 2004, we: (i) repaid Trivest for the $3.5 million advance of the interest payment, plus a guarantee fee and interest of $0.4 million, (ii) paid management fees accrued as of December 31, 2003, as referred to above, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total) and (iii) paid a fee of $0.8 million in connection with our new financing arrangements, all out of the proceeds from the new financing. As of March 26, 2004, the amount due to Trivest of $11.3 million is reflected as a current liability in the accompanying unaudited consolidated balance sheet.

     See Notes 5 and 12 to the Consolidated Financial Statements for additional discussion.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

     We purchase some raw materials from several Italian suppliers. In addition, we fund some expenses for our Juarez, Mexico manufacturing facility. These transactions expose us to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, we will pay more in U.S. dollars for these transactions. To reduce our exposure to loss from such potential foreign exchange fluctuations, we will occasionally enter into foreign exchange forward contracts. These contracts allow us to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. During the quarter ended March 26, 2004 we did not enter into foreign exchange forward contracts and there were no contracts outstanding at March 26, 2004. We do not speculate in foreign currency.

     Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

General

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This filing contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many of these statements by looking for words like "will," "should," "believes," "expects," "anticipates," "estimates," "intends," "may," "pro forma," or similar expressions used in this filing. These forward-looking statements are subject to assumptions, risks and uncertainties, which may cause our results to be materially different from the future results expressed or implied in such forward-looking statements, including those relating to the following:

o        our level of leverage;

o        our ability to meet debt service obligations;

o the subordination of the Senior Subordinated Notes to the Revolver and Senior Notes, which are secured by substantially all of our assets;

o the restrictions imposed upon us by our indenture and the Revolver and Senior Notes;

o the competitive and cyclical nature of the furniture manufacturing industry; and

o        general domestic and global economic conditions.

     You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this filing.

     We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this filing. Additionally, we do not undertake any responsibility to provide updates on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Foreign Exchange Fluctuations and Effects of Inflation."

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

     Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In March 2004, the senior subordinated notes indenture was amended to, among other things, increase the level of permitted indebtedness under the senior credit facility from an aggregate amount not to exceed the greater of $155 million, or the sum of $125 million, plus 60% of our inventory, plus 85% of our accounts receivable to an aggregate amount not to exceed $195.0 million, or the sum of $125 million, plus 60% of our, plus 85% of our accounts receivable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 17, 2004,  we obtained  the consent from holders of  approximately
74%  of  our  outstanding   senior   subordinated  notes  to  amend  the  senior
subordinated indenture, as discussed in Item 2. of Part II.

ITEM 5.  OTHER INFORMATION

         On January 30, 2004, we announced that John W. Frederick joined the Company as Executive Vice President and Chief Administrative Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      10.1     Employment Agreement dated January 28, 2004 between the
                  Registrant and John W. Frederick.

         10.2 First Amendment to Loan and Security Agreement entered into by and among Brown Jordan International, Inc., the subsidiary guarantors and the Lenders and GMAC Commercial Finance LLC, as Agent for the Lenders, dated as of May 10, 2004.

         31.1 Rule 13a-14(a) /15d-14(a) Certification of Principal Executive Officer

         31.2 Rule 13a-14(a) /15d-14(a) Certification of Principal Financial Officer

         32.1     Section 1350 Certification of Principal Executive Officer

         32.2     Section 1350 Certification of Principal Financial Officer

(a) A Form 8-K was filed on January 16, 2004 announcing that the Company had entered into a forbearance agreement with its senior bank group with respect to the Company's compliance with certain covenants.

         A Form 8-K was filed on February 17, 2004 announcing that the Company had extended the previously announced forbearance agreement with its senior bank group with respect to the Company's compliance with certain covenants through March 16, 2004.

         A Form 8-K was filed on March 18, 2004 announcing that the Company had obtained the requisite consent of the holders of senior subordinated notes to amend the senior subordinated indenture, enabling the Company to pay to note holders the unpaid interest payment previously due February 17, 2004. The Company also announced that it had reached an agreement in principle with its senior bank group to obtain an extension of the existing forbearance agreement. Additionally, the Company announced that it had entered into a proposal letter agreement with a financial institution for a revolving line of credit and had received a commitment letter from an investment firm of recognized standing for a term loan.

         A Form 8-K was filed on April 8, 2004 announcing that the Company completed two financing transactions, which, in the aggregate, provide the Company with $225 million of new financing.

SIGNATURE

     Pursuant to the requirements of the Senior Subordinated Indenture and the Senior Secured Term Notes, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Brown Jordan International, Inc.



Date: June 1, 2004        By: /s/Bruce R. Albertson


                          Bruce R. Albertson
                          President and Chief Executive Officer




Date: June 1, 2004        By: /s/Vincent A. Tortorici


                          Vincent A. Tortorici
                          Chief Financial Officer

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: June 1, 2004                By: /s/Bruce R. Albertson



                                  Bruce R. Albertson
                                  President and Chief Executive Officer

                                  EXHIBIT 31.2

                                  CERTIFICATION


I, Vincent A. Tortorici, Jr., certify that:

1. I have reviewed this quarterly report on Form 10- Q of Brown Jordan International, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: June 1, 2004              By: /s/Vincent A. Tortorici




                                Vincent A. Tortorici
                                Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q of Brown Jordan International, Inc. (the "Company") for the period ended March 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce R. Albertson, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 1, 2004             By: /s/Bruce R. Albertson


                               Bruce R. Albertson
                               President and Chief Executive Officer

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q of Brown Jordan International, Inc. (the "Company") for the period ended March 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent A. Tortorici, Jr., Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 1, 2004            By: /s/Vincent A. Tortorici


                              Vincent A. Tortorici
                              Chief Financial Officer