Form 10-Q
period 2004-06-25
BROWN JORDAN INTERNATIONAL INC
filed 2004-10-08
CIK 931814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 25, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-25246

BROWN JORDAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida	63-1127982
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

1801 NORTH ANDREWS AVENUE, POMPANO BEACH, FLORIDA 33069
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(954) 960-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of October 1, 2004 was 1,000. The registrant has no securities registered pursuant to Sections 12(b) or 12(g) nor are any securities listed or trading on any market. The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under the 12 3/4% Senior Subordinated Notes Due 2007 Indenture and the Senior Secured Notes due May 1, 2007.

Brown Jordan International, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Brown Jordan International, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	(Unaudited)
	June 25,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,076	$1,910
Accounts receivable, net	55,197	84,367
Refundable income taxes	1,739	2,075
Inventories, net	38,523	37,248
Prepaid and other current assets	11,376	11,422

Total current assets	109,911	137,022

Property, plant and equipment, net	22,951	25,376
Customer relationships, net	16,814	18,043
Trademarks	25,335	25,335
Goodwill	91,254	91,254
Other assets, net	8,677	9,876

Total assets	$274,942	$306,906

Liabilities and stockholder’s deficit
Current liabilities:
Current portion of long-term debt	$29,612	$41,175
Accounts payable	17,122	31,177
Accrued interest	8,213	5,157
Other accrued liabilities	24,824	23,878

Total current liabilities	79,771	101,387

Long-term debt, net of current portion	240,712	239,397
Deferred income taxes	4,045	3,811

Total liabilities	324,528	344,595

Commitments and contingencies

Stockholder’s deficit

Common stock — par value $.01 per share 1,000 shares authorized, issued and outstanding at June 25, 2004 and December 31, 2003	—	—
Additional paid in capital	162,041	162,041
Accumulated deficit	(211,413)	(197,884)
Accumulated other comprehensive loss	(214)	(1,846)

Total stockholder’s deficit	(49,586)	(37,689)

	$274,942	$306,906

The accompanying notes are an integral part of these financial statements.

Brown Jordan International, Inc. and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net sales	$84,377	$89,573	$187,871	$192,675
Cost of sales	59,428	63,501	145,116	147,501

Gross profit	24,949	26,072	42,755	45,174

Selling, general and administrative expense	15,984	12,130	29,458	25,776
Amortization	984	774	1,785	1,476

Operating income	7,981	13,168	11,512	17,922

Interest expense, net	15,690	8,541	25,041	17,565

(Loss) income before income taxes	(7,709)	4,627	(13,529)	357

Income tax provision	—	1,621	—	147

Net (loss) income	$(7,709)	$3,006	$(13,529)	$210

The accompanying notes are an integral part of these financial statements.

Brown Jordan International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Six Months Ended
	June 25,	June 27,
	2004	2003
Operating activities:
Net (loss) income	$(13,529)	$210
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,558	3,240
Non-cash interest charges	8,805	1,379
Provision for (recovery of) doubtful accounts	619	(538)
Provision for excess and obsolete inventory	912	1,172
Loss on disposal of assets	—	177
Fixed asset impairment charge	1,200	—

Changes in operating assets and liabilities:
Accounts receivable	28,551	26,600
Refundable income taxes	336	4,012
Inventories	(2,187)	(5,306)
Prepaid expenses and other current assets	(1,251)	(940)
Other assets	309	(1,178)
Accounts payable	(14,055)	(6,819)
Accrued interest	3,056	1,466
Other accrued liabilities	4,969	(2,043)
Deferred income taxes	—	(471)

Net cash provided by operating activities	21,293	20,961

Investing activities:
Capital expenditures	(548)	(955)
Cash proceeds from sale of property, plant and equipment, net	—	931

Net cash used in investing activities	(548)	(24)

Financing activities:
Net payments under revolving credit agreements	(11,563)	(23,071)
Proceeds from long-term debt	135,000	—
Payments on long-term debt	(133,932)	(4,375)
Deferred financing costs	(5,820)	—
Settlement of interest swap agreement	(3,264)	—

Net cash used in financing activities	(19,579)	(27,446)
Net increase (decrease) in cash and cash equivalents	1,166	(6,509)
Cash and cash equivalents at beginning of period	1,910	7,927

Cash and cash equivalents at end of period	$3,076	$1,418

Supplemental disclosures:
Cash paid for interest	$12,253	$14,660
Cash paid (refunded) for income taxes	133	(2,948)

The accompanying notes are an integral part of these financial statements.

Brown Jordan International, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Business and Organization

Business

Brown Jordan International, Inc. (“BJI” or the “Company”) is engaged in the design, marketing, manufacture and distribution of outdoor furniture, ready-to-assemble (“RTA”) furniture, contract and hospitality seating products and site amenity products. The Company accesses the market through the retail and contract channels. In the retail channel, BJI’s furniture products are distributed through specialty stores, national accounts and traditional furniture stores. BJI’s RTA products include promotionally priced furniture products and are distributed through the retail channel to national accounts, catalog wholesalers and specialty retailers. BJI’s contract and hospitality furniture products are distributed through the contract channel to a customer base, which includes architectural design firms, restaurants and hospitality chains. Site amenity products, which include park benches, picnic tables and accessories, are marketed through distributors to the end user. The Company’s products are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, expanded mesh, sheet and tubular steel, wood and fabric.

Organization

Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. (“Former Brown Jordan”), WinsLoew Furniture, Inc. (“WinsLoew”) completed a recapitalization transaction wherein WinsLoew became a wholly owned subsidiary of a new holding company called WLFI Holdings, Inc. (“Holdings”), a Florida corporation.

All shares of WinsLoew’s common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. Each warrant or option to purchase shares of WinsLoew’s common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. In addition, 1,000 shares of previously unissued WinsLoew common stock were then issued to WLFI Holdings, Inc. Affiliates of Trivest Partners, L. P. (“Trivest”) are majority shareholders of Holdings. Trivest, Holdings and the Company have certain common shareholders, officers and directors.

Because there was no change in the stock ownership of WinsLoew as a result of the recapitalization, there was no change in the basis of the Company’s assets or liabilities.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Brown Jordan International, Inc. and subsidiaries are for interim periods and do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results may differ from those estimates.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company’s three and six month periods ended June 25, 2004 and June 27, 2003. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies – (continued)

Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its interpretations in accounting for its stock options and other stock-based employee compensation awards and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the provisions of APB No. 25, no compensation expense has been recognized for stock option grants as the exercise prices are at or greater than the fair value of shares at the date of the grant. The fair value of the options was calculated using the minimum value methodology as allowed under SFAS No. 123 for companies that do not have publicly traded equity.

Pro forma impact on the Company’s results is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Net (loss) income as reported	$(7,709)	$3,006	$(13,529)	$210
Pro forma stock based compensation, net of tax	—	—	—	—

Pro forma net (loss) income	$(7,709)	$3,006	$(13,529)	$210

Expected dividend yield	zero	zero	zero	zero
Expected stock price volatility	zero	zero	zero	zero
Risk free interest rate	4.44%	5.00%	4.44%	5.00%
Expected life of options in years	8	9	8	9

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (“SPEs”). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company does not have any SPEs. The Company completed its evaluation of the effect of adopting FIN 46 and has concluded that there will be no impact on its financial position, results of operations and cash flows. Also see Note 4 to the Unaudited Consolidated Financial Statements for additional discussion.

Income Taxes

The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies – (continued)

Income Taxes – (continued)

rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to more likely than not be realizable in future periods.

Due to the recent losses recognized by the Company, a valuation allowance was recorded to offset the income tax benefit related to the net operating losses generated in 2004, because the Company believes it is unlikely such benefit will be realized. The effective tax rate for the three and six month periods ended June 27, 2003 was 35.0% and 41.2%, respectively.

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

Note 3 – Inventories

Inventories consist of the following:

	(Unaudited)
	June 25,	December 31,
(In thousands)	2004	2003
Raw materials	$29,896	$23,867
Work in process	2,382	2,234
Finished goods	6,245	11,147

	$38,523	$37,248

Note 4 – Investment in Joint Venture

In December 2002, the Company entered into a joint venture with Shian Industry [Hong Kong] Company Limited (“Shian”) to build a research and design center and a model showroom in Shanghai, China. The facility, called the “Center of Excellence,” is dedicated exclusively to BJI products. The Center of Excellence became fully operational as of the beginning of the second quarter of 2004.

The Company has determined that its investment in the joint venture does not meet the criteria set forth in FIN 46 such that consolidation of the results of operations and assets and liabilities of the joint venture with the Company’s results would be required; accordingly, the joint venture is accounted for using the equity method of accounting. The carrying value of the investment in the joint venture was $0 as of June 25, 2004 and December 31, 2003. BJI’s share of the joint venture losses and an investment in the joint venture are not recorded in the accompanying Unaudited Consolidated Financial Statements as BJI has not made an investment in the joint venture and is not required to provide current or future funding.

Note 5 – Long-Term Debt

New Financing Arrangements

On March 31, 2004, the Company entered into new financing arrangements that consist of a (i) Loan and Security Agreement (“Revolver”), a $90.0 million asset based revolving credit facility with new lenders and (ii) $135.0 million Senior Secured Notes due May 1, 2007 (“Senior Notes”) with another lender.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5 – Long-Term Debt – (continued)

New Financing Arrangements – (continued)

Proceeds under these two new facilities were used to (i) repay all outstanding balances under the Company’s former senior credit facility, which was terminated on March 31, 2004, (ii) pay all former indebtedness to Trivest, including an advance by Trivest for the interest payment to the holders of the Company’s senior subordinated notes ($6.9 million), a payment of $3.5 million paid to the former lenders under the then former senior credit facility by Trivest with related fees and interest ($3.9 million in total), financial advisors’ fees ($0.8 million) and management fees accrued as of December 31, 2003, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total), (iii) pay interest rate swap termination fees, and (iv) pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities. The Company had been operating under a forbearance agreement with its former lenders as of January 9, 2004 that, as amended, provided for a forbearance period through March 31, 2004, while the new financing was arranged.

The termination of the former senior credit facility resulted in the write-off of deferred financing fees of $4.9 million and the settlement of the obligation for the interest rate swap (Note 6) in the quarter ended June 25, 2004. The write-off of deferred financing fees is included in “Interest expense, net” in the accompanying Unaudited Consolidated Statements of Operations.

The Revolver

The Revolver’s availability is based on a borrowing base consisting of the Company’s eligible accounts receivable and inventories. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the “Bank Prime Loan Rate”), or at the election of the Company, the applicable London Interbank Offering Rate (“LIBOR”) plus 2.25% per year (the “Eurodollar Rate”). The Company also pays an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all of the Company’s accounts receivable, inventories, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility (“Swing-Line”), which accrues interest at the Bank Prime Loan Rate per year. The Revolver terminates on May 1, 2007, unless terminated earlier by the Company. A termination fee of $0.9 million will be due to the lenders if the Company elects to terminate prior to March 31, 2005. As of June 25, 2004, the interest rate on the outstanding balance was 3.75% and was based on the Eurodollar Rate. As of June 25, 2004, the Company had availability under the Revolver of $13.8 million and cash on hand of $3.1 million.

The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the lesser of (i) $15.0 million, (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and Swing-Line or (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and Swing-Line. However, the letters of credit with respect to any of the Company’s business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and Swing-Line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business unit’s borrowing base. Fees associated with the letters of credit are equal to the Bank Prime Loan Rate per year based upon the face amount of the letters of credit. As of June 25, 2004, the Company had $7.2 million of letters of credit outstanding, primarily related to insurance programs and collateralization of an industrial development obligation.

The Revolver contains customary covenants and restrictions on the Company’s and its subsidiaries’ ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. The Revolver, prior to the amendment on September 13, 2004, specified that the Company must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided that the Company maintained a minimum of $9.0 million of available borrowing capacity, the Revolver did not require compliance with financial covenants. The amendment on September 13, 2004 specifies that if availability falls below $9.0 million on or after December 31, 2004 and for any three consecutive business days during such month then ended, the Company is subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to the Company’s other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Bank Prime Loan Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum.

The Revolver includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts be

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5 – Long-Term Debt – (continued)

The Revolver – (continued)

used to repay revolving credit borrowings. The balance outstanding under the Revolver as of June 25, 2004 of $29.3 million has been classified as “Current portion of long-term debt” in the accompanying Unaudited Consolidated Balance Sheet, in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement” (“EITF No. 95-22”). The balance of the revolver outstanding under the former senior credit facility of $40.9 million as of December 31, 2003 was classified as current as the Company expected to refinance the former senior credit facility.

Senior Notes

The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.0% per annum, reset quarterly. The Company will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, which interest payment commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on all of the Company’s accounts receivable, inventories, fixed assets and intangible assets and a first priority lien on the Company’s capital stock as well as the capital stock of all of the Company’s domestic subsidiaries. The Senior Notes are guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). The Guarantors have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the notes. The Company’s subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and the Company has no independent assets or operations within the meaning of Rule 3-10(h)(5) of Regulation S-X. Holdings pledge of the Company’s stock is non-recourse to Holdings. As of June 25, 2004, the interest rate on the outstanding balance was 10.11%.

The Company may redeem, at its option, the Senior Notes, in whole or in part, from time to time after March 31, 2005 at the applicable redemption price as set forth below:

Period	Redemption Price
March 31, 2005 – March 31, 2006	103.00%
April 1, 2006 – September 30, 2006	101.00%
October 1, 2006 and thereafter	100.00%

In addition, the Company may, at its option, elect on one occasion occurring on or prior to the 60 days following the completion of the Company’s audit for the year ended December 31, 2004 (but in any event, no later than June 30, 2005), to redeem at a redemption price of 100% of the principal amount thereof, plus accrued interest, a principal amount of the Senior Notes, not to exceed the lesser of (i) 5.0% of the principal amount of the Senior Notes issued and (ii) the amount of excess cash flow (as defined in the agreement) for the year ended December 31, 2004. The ability to redeem Senior Notes in accordance with this provision is contingent on the requirement that (i) no default or event of default shall have occurred and be continuing at such time, and (ii) that the report of the Company’s independent auditors in respect of the year ended December 31, 2004 is an “unqualified” audit report.

The Senior Notes contain various covenants customary for notes of a similar nature, including limitations on the activities of the Company and its subsidiaries to, among other things, (i) declare or pay cash dividends, (ii) modify the capital structure, (iii) acquire or retire indebtedness that is subordinate to the Senior Notes, (iv) issue preferred stock, (v) create or assume any indebtedness, (vi) sell, transfer or assign its properties or assets other then in the ordinary course of business, (vii) create or assume liens, (viii) enter into sale and leaseback transactions, and (ix) engage in mergers or acquisitions. In addition, the Senior Notes contain affirmative covenants including, but not limited to maintenance of the Company’s properties and reporting obligations. The Senior Notes also contain events of default customary for financing agreements of this type; including failure to pay interest on principal when due and cross-default provisions relating to the Company’s other indebtedness in excess of $5.0 million. In the event of default, holders of 33 1/3% or more in principal amount of the then outstanding Senior Notes may declare the principal amount of all of the Senior Notes due and payable immediately, by written notice to the Company, and upon such notice, such principal amount and any accrued and unpaid interest shall be immediately due and payable.

The Company paid $4.9 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 37-month period beginning March 31, 2004.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5 – Long-Term Debt – (continued)

Senior Subordinated Notes and Warrants

In connection with the merger described in Note 1, the Company issued 105,000 units (“Units”) consisting of $105 million aggregate principal amount at maturity of 12 3/4 % Senior Subordinated Notes due 2007 (“Notes”) and Warrants (“Warrants”) to purchase of 24,129 shares of capital stock. Each unit consists of $1,000 principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share.

The 12 3/4% Senior Subordinated Notes Due 2007 Indenture (“Indenture”) under which the Notes are issued include provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2003, the Company was in compliance with such covenants. However, the Company failed to make the scheduled semi-annual interest payment when due on February 15, 2004 ($6.9 million) and August 15, 2004 ($6.7 million). The Company subsequently made these interest payments within the cure period specified in the Notes.

In March 2004, the Indenture was amended to, among other things, increase the level of permitted indebtedness under the Amended Facility from an aggregate amount not to exceed the greater of $155 million, or the sum of $125 million, plus 60% of the inventory of the Company, plus 85% of the accounts receivable of the Company to an aggregate amount not to exceed $195 million, or the sum of $125 million, plus 60% of the inventory of the Company, plus 85% of the accounts receivable of the Company.

Senior Credit Facility (“Amended Facility”)

As of December 31, 2003 and continuing through March 31, 2004, the Company was not in compliance with certain provisions of its senior credit facility, including certain financial covenants contained within the agreement. These violations constituted events of default. On January 9, 2004, the Company entered into a forbearance agreement with its lenders under the senior credit facility that, as amended, (the “Amended Facility”) provided for a forbearance period through March 31, 2004 under which the senior lenders would not exercise certain rights and remedies that could result from the Company’s default. During the forbearance period, the Company arranged for new financing with new lenders and repaid the Amended Facility in full by March 31, 2004, as discussed above under “New Financing Arrangements.”

The Amended Facility provided for borrowings of up to $215 million. The Amended Facility was collateralized by substantially all of the assets of the Company and was secured by a pledge of the capital stock of all the Company’s domestic subsidiaries. The Amended Facility consisted of a revolving line of credit (maximum of $50 million) and a term loan (aggregate of $165 million, of which $34.9 million was repaid as of March 26, 2004). The revolving line of credit allowed the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At the option of the Company, the interest rates under the Amended Facility were either: (1) the base rate, which is the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. The Amended Facility contained a floor of 2.5% on the LIBOR rate. The margins of different loans under the Amended Facility varied according to a pricing grid. The margin for term loans that were LIBOR based was 5.0% while the margin for revolving loans that were LIBOR based was 4.5%. Both LIBOR based term and revolving rates were based upon the Company’s consolidated total leverage ratio. Margins on base rate loans are the applicable LIBOR margin for such type loans less 1.0%. The Amended Facility contained a $5.0 million swing-line sub-facility, which accrued interest at the base rate per year. As of March 31, 2004, the Amended Facility was paid in full.

The Company also paid commitment fees at a rate per annum equal to 0.5% on the average daily excess of revolving loan commitments over the sum of the aggregate principal amount of outstanding revolving loans (but not any outstanding swing line loans) plus letter of credit usage.

Under a Guaranty between the senior bank group and Trivest, Trivest agreed to advance to the Company up to $13.4 million in respect of the Company’s obligations in 2003 to pay interest on the Company’s Senior Subordinated Notes indebtedness. A Reimbursement Agreement obligated the Company to reimburse Trivest for any funds paid by Trivest pursuant to the Guaranty. As of December 31, 2003, the Guaranty was called upon by the senior bank group. Trivest made a payment of $3.5 million to the lenders under the Amended Facility on the Company’s behalf. The Company repaid Trivest the $3.5 million, plus related fees and interest of $0.4 million out of proceeds from the new financings, as discussed above under New Financing Arrangements. With the pay off of the Amended Facility this Guaranty was terminated.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 6 – Interest Rate Swap

On August 6, 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Amended Facility. The interest rate swap was designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

On March 31, 2004, the interest rate swap agreement was terminated in connection with the Company’s new financing arrangements (Note 5). As a result of the termination of this contract, the Company settled its obligation for the interest rate swap with a cash payment of $4.2 million, which represented the fair value of the interest rate swap of $3.3 million and accrued interest of $0.9 million. The obligation for the interest rate swap was included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheet. In addition, in connection with the termination of the interest rate swap, the Company recognized in “Interest expense, net” in the accompanying Unaudited Statement of Operations, $2.4 million that was included in “Other comprehensive income” related to the change in the fair value of the effective portion of the interest rate swap.

As of June 27, 2003, the fair value of the swap was recorded as a liability of $5.8 million. The portion of the change in fair value attributable to the ineffectiveness of the hedge is recorded in the accompanying statement of operations as “Interest expense, net” and was a reduction in interest expense of $0.4 million during the six month period ended June 27, 2003. The balance of the change in fair value of $0.6 million during the six month period ended June 27, 2003 is recorded in ‘Other comprehensive loss”, net of tax.

Note 7 – Consolidation of Manufacturing Operations

In May 2004, the Company announced its intention to close its manufacturing facility located in Medley, Florida. The Medley facility manufactures furniture products for both the Retail and Contract operating segments. The Company plans to move the Medley facility’s operations to other Company plants located in Haleyville, Alabama and Juarez, Mexico. The transition of the manufacturing operations is expected to be completed by the end of September 2004. This initiative resulted in the elimination of approximately 120 positions; we expect that substantially all of these positions will be eliminated by September 30, 2004. As a result of this initiative, the Company recorded charges of $1.6 million in the second quarter for (i) severance and other employee related costs ($0.3 million), (ii) a $0.1 million charge for inventory that will no longer be required as a result of the facility consolidation and (iii) $1.2 million in leasehold and equipment impairment, resulting from the write down to their estimated net realizable value. The Company is in the process of evaluating alternatives relating to the ultimate disposition of the operating lease for the building at the Medley facility.

The Company expects to incur costs of approximately $0.2 million during the third quarter for labor and freight expenses associated with relocating inventory to the Haleyville and Juarez facilities and for costs associated with cleaning up the facility once vacated. As of June 25, 2004, no employees have been terminated and accordingly, no severance and related employee benefits have been paid. The accrual balance as of June 25, 2004 of $0.3 million is included in “Other accrued liabilities” in the Unaudited Consolidated Balance Sheet.

The $1.6 million of costs associated with the closing of the Medley Facility was recorded as follows (in thousands):

	Retail	Contract	Shared	Consolidated
Charges included in Cost of Sales:
Severance and other employee related costs	$42	$223	$—	$265
Inventory related charges	20	105	—	125
Property, plant and equipment	192	1,008	—	1,200

Total charges in Cost of Sales	$254	$1,336	$—	$1,590

Charges included in Selling, general and administrative expense (“SG&A”):
Severance and other employee related costs	—	—	$36	$36

Total charges in SG&A	$—	$—	$36	$36

Total charges related to the consolidation of manufacturing operations	$254	$1,336	$36	$1,626

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 8 – Related Party Transactions

In December 1994, the Company entered into a ten-year agreement (the “Investment Services Agreement”) with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The Investment Services Agreement, as amended from time to time, provides for an annual base compensation of $750,000, which is to be adjusted annually for increases in the Consumer Price Index. For the year ended December 31, 2003, the annual compensation was $770,000. Pursuant to the second amendment to the Amended Facility, the Company expensed the entire management fee annually, but was restricted to paying only $350,000 during the period of the second amendment.

On March 31, 2004, in connection with the Company’s new financing arrangements, the Investment Services Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on the Company’s performance (“Performance Compensation”), as defined in the amendment to the Investment Services Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

For the three and six month periods ended June 25, 2004, the amount expensed related to the Investment Services Agreement was $87,500, and $280,000, respectively. For the three and six month periods ended June 27, 2003, the amount expensed in selling, general and administration expense related to the Investment Services Agreement was $162,600, and $385,000, respectively.

As a condition to the extension of the forbearance period under the Company’s former Amended Facility, Trivest provided the Company with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment of $3.5 million to the Company’s lenders under the Amended Facility on the Company’s behalf. In the second quarter of 2004, the Company: (i) repaid Trivest for the advance of the $6.9 million interest payment on the Senior Subordinated Notes, (ii) repaid Trivest for the advance of the $3.5 million interest payment, plus a guarantee fee and interest of $0.4 million, (iii) paid management fees accrued as of December 31, 2003, as referred to above, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total) and (iv) paid a fee of $0.8 million in connection with the Company’s new financing arrangements, all out of the proceeds from the new financing. See Note 5 to the Unaudited Consolidated Financial Statements for additional discussion.

Note 9 – Employee Benefit Plan

In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” which requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(In thousands)	2004	2003	2004	2003
Components if net periodic benefit cost:

Service cost	$29	$18	$58	$36
Interest cost	26	23	52	46
Expected return on plan assets	(25)	(20)	(50)	(40)
Recognized net actuarial loss	4	1	8	2
Net amortization and deferral of prior service cost	5	5	10	10

Net periodic pension cost	$39	$27	$78	$54

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 10 – Operating Segments

The Company has two segments organized and managed based on the market channel into which the Company’s products are sold.

The Company evaluates performance and allocates resources based on gross profit. The accounting policies for each segment are consistent with those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

There are no intersegment sales or transfers. The Company has no significant export revenues. Shared assets include assets that relate to both the Retail and Contract segments.

(In thousands)	Retail	Contract	Shared	Consolidated
Three Months Ended June 25, 2004 (Unaudited)
Net sales	$49,465$	34,912	$—	$84,377
Gross profit	15,497	9,452	—	24,949
Depreciation and amortization	1,035	241	596	1,872
Expenditures for long lived assets	36	103	184	323

Three Months Ended June 27, 2003 (Unaudited)
Net sales	$54,332$	35,241	$—	$89,573
Gross profit	13,571	12,501	—	26,072
Depreciation and amortization	826	281	511	1,618
Expenditures for long lived assets	23	3	527	553

Six Months Ended June 25, 2004 (Unaudited)
Net sales	$128,431	$59,440	$—	$187,871
Gross profit	26,226	16,529	—	42,755
Depreciation and amortization	1,856	513	1,189	3,558
Expenditures for long lived assets	40	125	383	548
Segment assets	139,249	52,511	83,182	274,942

Six Months Ended June 27, 2003 (Unaudited)
Net sales	$133,923	$58,752	$—	$192,675
Gross profit	26,218	18,956	—	45,174
Depreciation and amortization	1,566	566	1,108	3,240
Expenditures for long lived assets	39	79	837	955
Segment assets	141,793	51,062	74,381	267,236

Note 11 – Statements of Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
(In thousands)
Net (loss) income as reported	$(7,709)	$3,006	$(13,529)	$210
Change in fair value of interest rate swap, net of tax	—	(280)	221	(620)
Settlement of interest rate swap, net of tax	1,411	—	1,411	—

Comprehensive (loss) income	$(6,298)	$2,726	$(11,897)	$(410)

See Note 6 for a discussion of the settlement of the interest rate swap.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 12 – Commitments and Contingencies

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The Company accrues for warranties based on historical experience and sales. Changes in the product warranty accrual for the six months ended June 25, 2004 are summarized below:

Product
Warranty
(In thousands)	Cost
Balance at December 31, 2003	$2,065

Warranty provision	2,433
Settlements made (in cash or in kind)	(1,783)

Balance at June 25, 2004	$2,715

Note 13 – Subsequent Event

During the forth quarter of 2004, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Administrative Officer were terminated without cause. Under the terms of their employment agreements each are entitled to severance benefits. The Company will record $0.7 million of severance costs in the in the fourth quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a premier designer, manufacturer and marketer of fine luxury retail and contract furnishings. Our brand names include Casual Living, Brown Jordan, Winston, Loewenstein, Lodging by Liberty, Wabash Valley, Charter, Texacraft, Vineyard, Tropic Craft, Southern Wood, Winston Woods, Tommy Bahama, Woodsmiths, Pompeii, Tradewinds, Molla and Stuart Clark. We sell our furniture products in the retail market to both national and specialty accounts and in the contract market to commercial and institutional users. Our retail product offerings include chairs, chaise lounges, tables, umbrellas, gazebos, cushions and related accessories, which are generally constructed from aluminum, steel, wood or fiberglass. Our contract products include the same type of products in addition to wood, metal and upholstered chairs, sofas and loveseats, which are offered in a wide variety of finish and fabric options to the contract market. In addition, our contract line includes a variety of tables, chairs, benches and swings for the site amenity market.

CONSOLIDATION OF MANUFACTURING OPERATIONS

In May 2004, we announced our intention to close our manufacturing facility located in Medley, Florida. The Medley facility manufactures furniture products for both the retail and contract operating segments. We plan to move the Medley facility’s operations to other plants operated by us located in Haleyville, Alabama and Juarez, Mexico. The transition of the manufacturing operations is expected to be completed by the end of September 2004. As a result of this initiative, we recognized a charge of $1.6 million in Cost of Sales during the second quarter, of which $1.3 million is included in the results for the contract business and $0.3 million is included in the results for the retail business. See Note 7 to the Unaudited Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003

The following table sets forth net sales, gross profit and gross profit as a percent of net sales for the three months ended June 25, 2004 and June 27, 2003 for each of our market channels (in thousands, except for percentages):

	(Unaudited)
	Three Months Ended
	June 25, 2004			June 27, 2003
	Net	Gross	Gross	Net	Gross	Gross
	Sales	Profit	Profit %	Sales	Profit	Profit %
Retail	$49,465	$15,497	31.3%	$54,332	$13,571	25.0%
Contract	34,912	9,452	27.1%	35,241	12,501	35.5%

Total	$84,377	$24,949	29.6%	$89,573	$26,072	29.1%

See Note 10 to Unaudited Consolidated Financial Statements for more information concerning our reporting segments.

The following table sets forth certain information relating to our operations expressed as a percentage of net sales.

	(Unaudited)
	Three Months Ended
	June 25,	June 27,
(In thousands)	2004	2003
Gross profit	29.6%	29.1%
Selling, general and administrative expense	18.9%	13.5%
Amortization	1.2%	0.9%
Operating income	9.5%	14.7%
Interest expense	18.6%	9.5%
Income tax provision	0.0%	1.8%
Net (loss) income	(9.1%)	3.4%

COMPARISON OF THREE MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003 (continued)

Net Sales. Consolidated net sales of $84.4 million in the second quarter of 2004 were $5.2 million or 5.8% lower than net sales for the same period in 2003. The decline in net sales in the second quarter of 2004 as compared to the same period in the prior year was attributable to the retail business. Within the retail business, the $4.9 million decrease in net sales in the 2004 period as compared to the same period in the prior year was attributable to lower sales to national accounts of $11.4 million, largely due to pricing pressures and our primary customer reducing inventory levels. The decrease in sales to national accounts in the 2004 period was partially offset by a $ 6.5 million or 21.9% increase in shipments to specialty retail stores in the second quarter of 2004 versus the same period in 2003, largely due to the favorable impact of our expanded product offerings, including cast, woven and wrought iron products, the significant redesign of Winston branded products and the introduction of the Tommy Bahama brand, as well as improved economic conditions in the marketplace. Contract net sales of $34.9 million for the second quarter of 2004 were relatively consistent with net sales of $35.2 million in the same period in 2003.

Gross Profit. Gross profit in the second quarter of 2004 of $24.9 million decreased $1.1 million or 4.3% as compared to gross profit of $26.1 million in the second quarter of 2003. Gross profit as a percentage of net sales of 29.6% for the 2004 period represents a slight improvement over the gross profit as a percentage of net sales for the 2003 period of 29.1%. The overall decrease in gross profit in the second quarter of 2004 was primarily attributable to the contract business which experienced a $3.1 million decrease in gross margin largely as a result of the recording of a $1.3 million charge for the closing of the Medley Facility (Note 7 to the Unaudited Consolidated Financial Statements) and, to a lesser extent, increased warranty related costs. Gross profit improvements of $1.9 million in the retail business during the second quarter of 2004 as compared to the same quarter in the prior year nearly offset the decline in gross profit in the contract business. The improvements in the retail business during the 2004 period were driven by favorable volume and product mix within the business, partially offset by (i) a $0.3 million charge relating to the closing of the Medley Facility, (ii) pricing pressures, and (iii) additional allowances relating to our primary customer in the national accounts business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2004 were $16.0 million, representing a $3.9 million, or 31.8% increase compared to the second quarter of 2003. The increase in SG&A spending was primarily driven by (i) approximately $1.0 million of reversals of reserves no longer needed in the 2003 period, largely related to bad debt reserves, (ii) increased bad debt reserves of $0.5 million in the 2004 period, (iii) higher spending for legal and professional services of $0.5 million, (iv) increased costs for design royalties and advertising for the Tommy Bahama brand of $0.4 million, (v) higher advertising costs related to collateral materials due to the product line expansion of $0.2 million and (vi) higher commission expense of $0.2 million as a result of the higher levels of specialty retail sales.

Amortization. Amortization expense of $1.0 million in the second quarter of 2004 relating to the amortization of certain intangible assets was consistent with the same period for the prior year.

Operating Income. As a result of the above, operating income decreased from $13.2 million in the second quarter of 2003 (14.7% of net sales) to $8.0 million (9.5% of net sales) in the same period of 2004.

Interest Expense. Interest expense increased $7.2 million in the second quarter of 2004 to $15.7 million from $8.5 million in the same period of 2003. The higher level of interest expense in the 2004 period is due to the write-off of deferred financing costs ($4.9 million) and the settlement of the interest rate swap ($2.4 million) as a result of the Company entering into new financing arrangement in March 2004. See Notes 5 and 6 to the Unaudited Consolidated Financial Statements.

Benefit for Income Taxes. There are no income taxes reflected for the second quarter of 2004 as we have recorded a full valuation allowance to offset the income tax benefit that resulted from the net loss in the second quarter of 2004, because we believe it is unlikely such benefit will be realized.

COMPARISON OF SIX MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003

The following table sets forth net sales, gross profit and gross profit as a percent of net sales for the six months ended June 25, 2004 and June 27, 2003 for each of our market channels (in thousands, except for percentages):

	(Unaudited)
	Six Months Ended
	June 25, 2004			June 27, 2003
	Net	Gross	Gross	Net	Gross	Gross
	Sales	Profit	Profit %	Sales	Profit	Profit %
Retail	$128,431	$26,226	20.4%	$133,923	$26,218	19.6%
Contract	59,440	16,529	27.8%	58,752	18,956	32.3%

Total	$187,871	$42,755	22.8%	$192,675	$45,174	23.4%

See Note 10 to Unaudited Consolidated Financial Statements for more information concerning our operating segments.

The following table sets forth certain information relating to our operations expressed as a percentage of net sales.

	(Unaudited)
	Six Months Ended
	June 25,	June 27,
(In thousands)	2004	2003
Gross profit	22.8%	23.4%
Selling, general and administrative expense	15.7%	13.4%
Amortization	1.0%	0.8%
Operating income	6.1%	9.3%
Interest expense	13.3%	9.1%
Income tax provision	0.0%	0.1%
Net (loss) income	(7.2%)	0.1%

Net Sales. Consolidated net sales of $187.9 million in the first six months of 2004 were $4.8 million lower than the same period in 2003. The decline in net sales during the first six months of 2004 as compared to the same period in the prior year was driven by the retail business, partially offset by an increase in net sales of $0.7 million or 1.2%, in the contract business. Within the retail business, the year over year decline in net sales of $5.5 million was attributable to sales to national accounts, largely due to pricing pressures, the result of our primary customer reducing inventory levels and due to increases in advertising allowances. Partially offsetting the decrease in national account sales was a 28.5% increase in shipments to retail specialty stores in the first six months of 2004 compared to the first six months of 2003. Approximately half of the increase in specialty retail net sales in the 2004 period resulted from the introduction of new product lines under various brands manufactured from cast aluminum, woven, teak and wrought iron and Tommy Bahama branded product. Of the remaining specialty retail net sales increase, over half resulted from growth in the industry, with the balance of the improvement resulting predominately from expanded distribution within existing customers, resulting from new product development and our “Elegant Outdoors” initiative. Contract sales of $59.4 million for the first six months of 2004 increased slightly over net sales of $58.8 million in the same period in 2003.

Gross Profit. Gross profit in the first six months of 2004 of $42.8 million represents a decrease of $2.4 million or 5.4% as compared to gross profit of $45.2 million in the same period in 2003. Gross profit as a percentage of net sales of 22.8% for the 2004 period represents a slight decline over the gross profit as a percentage of net sales for the 2003 period of 23.4%. The overall decrease in gross profit during the first six months of 2004 was attributable to the contract business, which experienced a $2.4 million decrease in gross margin. This decrease in gross profit in the contract business was largely due to (i) the recording of a $1.3 million charge for the closing of the Medley Facility, (ii) the reversal of $0.5 million of reserves no longer needed in the 2003 period related to inventory and warranty, (iii) unfavorable mix of product sales and (iv) increased warranty related costs in the 2004 period. Gross profit in the retail business for the first six months of 2004 of $26.2 million was consistent with the same period in the prior year. Within the retail business, higher gross profit from sales to specialty retail stores in the first six months of 2004 as compared to the same period in the prior year driven by (i) increased sales, (ii) volume driven favorable manufacturing variances and a favorable product mix, were offset by lower gross profit from sales to national accounts and the recording of a $0.3 million charge relating to the closing of a manufacturing facility in the 2004 period. The lower gross margin on national account sales is primarily attributable to pricing pressures and additional allowances.

Selling, General and Administrative Expenses. SG&A expenses for the first six months of 2004 were $29.5 million, representing a $3.7 million, or 14.3% increase compared to SG&A expenses during the same period in 2003. The increase in SG&A spending was driven by (i) approximately $1.0 million of reversals of reserves no longer needed in the 2003 period, largely related to bad debt reserves, (ii) higher commission expense of $0.7 million as a result of the higher levels of specialty retail sales, (iii) increased bad debt reserves in the 2004 period of $0.5 million, (iv) higher spending for legal and professional services of $0.3 million, (v) increased costs for design royalties and advertising for the Tommy Bahama brand of $0.5 million, and (vi) higher advertising costs related to collateral materials of $0.4 million due to the product line expansion. These increases were partially offset by lower costs associated with sales promotions.

Amortization. Amortization expense of $1.8 million in the first six months of 2004 relating to the amortization of certain intangible assets was consistent with the same period for the prior year.

Operating Income. As a result of the above, operating income decreased from $17.9 million in the first six months of 2003 (9.3% of net sales) to $11.5 million (6.1% of net sales) in the same period of 2004.

Interest Expense. Interest expense increased $7.4 million in the first six months of 2004 to $25.0 million from $17.6 million in the same period of 2003. The higher level of interest expense in the 2004 period is due to the write-off of deferred financing costs ($4.9 million) and the settlement of the interest rate swap ($2.4 million) as a result of the Company’s entering into a new financing arrangement in March 2004.

Benefit for Income Taxes. There are no income taxes reflected for the first six months of 2004 as we have recorded a full valuation allowance to offset the income tax benefit that resulted from the net loss in the first six months of 2004, because we believe it is unlikely such benefit will be realized.

SEASONALITY AND QUARTERLY INFORMATION

Sales of retail products are typically higher in the first and fourth quarters as a result of higher demand for outdoor furniture in advance of summer use. Weather conditions during the peak retail selling season and the resulting impact on consumer purchases of outdoor furniture products can also affect sales of outdoor products.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for us) for VIEs considered to be special purpose entities (“SPEs”). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. We do not have any SPEs. We have completed our evaluation of the effect of adopting FIN 46 and we have concluded that there will be no impact on our financial position, results of operations and cash flows. Also see Note 4 to the Unaudited Consolidated Financial Statements for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

New Financing Arrangements

As of December 31, 2003 and continuing through March 26, 2004, we were not in compliance with certain provisions of our former senior credit facility, including certain financial covenants in that agreement. These violations constituted events of default. On January 9, 2004, we entered into a forbearance agreement with our lenders under the former senior credit facility that, as amended, provided for a forbearance period through March 31, 2004. During the forbearance period, we arranged financing with new lenders and repaid the former senior credit facility in full. The terms of the new financing arrangements are summarized below.

We entered into new financing arrangements on March 31, 2004, that consist of a (i) Loan and Security Agreement (“Revolver”), a $90.0 million asset based revolving credit facility with new lenders and (ii) $135.0 million Senior Secured Notes due May 1, 2007 (“Senior Notes”) with another lender. Proceeds under these new facilities were used to (i) repay all outstanding balances under our former senior credit facility, which was terminated on March 31, 2004, (ii) pay all former indebtedness to Trivest, including an advance by Trivest for the financing of the interest payment to the Holders of the Company’s Senior Subordinated Notes ($6.9 million), a payment of $3.5 million paid to the former lenders under the then former senior credit facility by Trivest with related fees and interest ($3.9 million in total), financial advisors’ fees ($0.8 million) and management fees accrued as of December 31, 2003, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total), (iii) pay interest rate swap termination fees, and (iv) pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities.

The termination of the former senior credit facility resulted in the write-off of deferred financing fees of $4.9 million and the settlement of the obligation for the interest rate swap (Note 6 in the Unaudited Notes to Financial Statements) in the quarter ended June 25, 2004. The write-off of deferred financing fees is included in “Interest expense, net” in the accompanying Unaudited Consolidated Statements of Operations.

The Revolver

The Revolver’s availability is based on a borrowing base consisting of the Borrowers’ eligible accounts receivable and inventory. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the “Bank Prime Loan Rate”), or at our election, the applicable London Interbank Offering Rate (“LIBOR”) plus 2.25% per year (the “Eurodollar Rate”). We also pay an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all our accounts receivable, inventory, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility (“Swing-Line”), which accrues interest at the Bank Prime Loan Rate per year. The Revolver terminates on May 1, 2007, unless we terminate it earlier. We must pay a $0.9 million termination fee if we elect to terminate the Revolver on or prior to March 31, 2005. As of June 25, 2004, the interest rate on the outstanding balance under the Revolver was 3.75% and was based on the Eurodollar Rate. As of June 25, 2004, we had availability of $13.8 million and cash on hand of $3.1 million.

The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the lesser of (i) $15.0 million, (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and Swing-Line or (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and Swing-Line. However, the letters of credit with respect to any of our business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and Swing-Line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business unit’s borrowing base. Fees associated with the letters of credit are equal to the Bank Prime Loan Rate per year based upon the face amount of the letters of credit. As of June 25, 2004, the Company had $7.2 million of letters of credit outstanding, primarily related to insurance programs and collateralization of an industrial development obligation.

The Revolver contains customary covenants and restrictions on our and our subsidiaries’ ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. The Revolver, prior to the amendment on September 13, 2004, specified that we must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided that we maintained a minimum of $9.0 million of available borrowing capacity, the Revolver did not require compliance with financial covenants. The amendment to the Revolver on September 13, 2004 specifies that if availability falls below $9.0 million on or after December 31, 2004 and for any three consecutive business days during such month then ended, we are subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to our other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Bank Prime Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum.

Senior Notes

The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.0% per annum, reset quarterly. We will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, which interest payment commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on substantially all of our accounts receivable, inventories, fixed assets and intangible assets and a first priority lien on our capital stock as well as the capital stock of all of our domestic subsidiaries. The Senior Notes are guaranteed by all of our domestic subsidiaries (the “Guarantors”). The Guarantors have fully, unconditionally, jointly and severally guaranteed the obligations under the notes. Our subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and we have no independent assets or operations within the meaning of Rule 3-10(h)(5) of Regulation S-X. Holdings’ pledge of our stock is non-recourse to Holdings. As of June 25, 2004, the interest rate on the outstanding balance was 10.11%.

We may redeem, at our option, the Senior Notes, in whole or in part, from time to time after March 31, 2005 at applicable redemption prices ranging from 103.0% to 100.0% of face value. In addition, we may, at our option, elect on one occasion occurring on or prior to the 60 days following the completion of our audit for the year ended December 31, 2004 (but in any event, no later than June 30, 2005), to redeem at a redemption price of 100% of the principal amount thereof, plus accrued interest, a principal amount of the Senior Notes, not to exceed the lesser of (i) 5.0% of the principal amount of the Senior Notes issued and (ii) the amount of excess cash flow (as defined in the agreement) for the year ended December 31, 2004. The ability to redeem Senior Notes in accordance with this provision is contingent on the requirement that (i) no default or event of default shall have occurred and be continuing as such time, and (ii) that the report of our independent auditors in respect of the year ended December 31, 2004 is an “unqualified” audit report.

The Senior Notes contain various covenants customary for notes of a similar nature, including limitations on our activities and the activities of our subsidiaries to, among other things, (i) declare or pay cash dividends, (ii) modify the capital structure, (iii) acquire or retire indebtedness that is subordinate to the Senior Notes, (iv) issue preferred stock, (v) create or assume any indebtedness, (vi) sell, transfer or assign our properties or assets other than in the ordinary course of business, (vii) create or assume liens, (viii) enter into sale and leaseback transactions, or (ix) engage in mergers or acquisitions. In addition, the Senior Notes contain affirmative covenants including, but not limited to maintenance of our properties and reporting obligations. The Senior Notes also contain events of default customary for financing agreements of this type, including failure to pay interest on principal when due and cross-default provisions relating to our other indebtedness in excess of $5.0 million.

In the event of default, holders of 33 1/3% or more in principal amount of the then outstanding Senior Notes may declare the principal amount of all of the Senior Notes due and payable immediately, by written notice to us, and upon such notice, such principal amount and any accrued and unpaid interest shall be immediately due and payable.

We paid approximately $4.9 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 37-month period beginning March 31, 2004.

Senior Subordinated Notes and Warrants

In connection with the merger described in Note 1 to the Unaudited Consolidated Financial Statements, we issued 105,000 units (“Units”) consisting of $105 million aggregate principal amount at maturity of 12 3/4 % Senior Subordinated Notes due 2007 (“Notes”) and Warrants (“Warrants”) to purchase of 24,129 shares of capital stock. Each unit consists of $1,000 principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share.

The 12 3/4% Senior Subordinated Notes Due 2007 Indenture (“Indenture”) under which the Notes are issued include provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2003, we were in compliance with such covenants. However, we failed to make the scheduled semi-annual interest payment when due on February 15, 2004 ($6.9 million) and August 15, 2004 ($6.7 million). We subsequently made these interest payments within the cure period specified in the Notes.

Cash Flows from Operating Activities. During the first six months of 2004, cash provided from operating activities was $21.3 million, compared to $21.0 million for the same period of 2003. During the first six months of 2004, net cash flow provided from accounts receivable, inventories and accounts payable was approximately $2.2 million lower than the same period in 2003. Cash provided from a reduction of accounts receivable was approximately $2.0 million higher in the 2004 period, primarily due to the timing of national account shipments, partially offset by increased accounts receivable for the specialty retail business driven by higher May and June sales levels. Additionally, during the 2004 period, approximately $3.1 million less cash was required for inventory purchases largely due to the timing of purchase. Notwithstanding the lower use of cash for inventory, nominal levels of inventory are higher on a year over year basis largely as a result of additional stock keeping units

(“SKUs”) and fabrics to support the growth in the specialty retail business. The positive impact on cash flow from accounts receivable and inventory in the 2004 period as compared to the same period in 2003 is offset by an increase in the use of cash to reduce accounts payable during the 2004 period. During the six months ended June 25, 2004, we used approximately $7.0 million more cash for accounts payable than the same period in the prior year primarily as a result of the timing of payments for national accounts products. The increase in accrued interest in the 2004 period is attributable to the timing of interest payments versus the 2003 period. The increase in cash provided by “Other accrued liabilities” of approximately $7.0 million in the 2004 versus the same period in 2003 is primarily due to (i) increases in the self-insurance reserves for medical, workers’ compensation and product liability, (ii) increased customer deposits primarily related to the contract business, largely due to timing, (iii) decreases in income tax related accounts driven by the timing of payments as well as the Company’s net operating losses, and (iv) decreases in the bonus accrual in the 2003 period resulting from the payment of the bonus earned during 2002.

Cash Flows from Investing Activities. During the first six months of 2004 investing activities consisted of capital expenditures of $0.5 million. During the same period in 2003, we spent $1.0 million on capital expenditures and sold several non-core assets, which generated proceeds of $0.9 million, resulting in a small amount of cash used by investing activities. Capital spending in the first six months of 2004 and 2003 was primarily for replacement machinery and equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities during the first six months of 2004 was $19.6 million compared to $27.4 million for the same period of 2003. As discussed above under “New Financings”, on March 31, 2004 we refinanced the former credit facility, resulting in the repayment of $130.1 million outstanding under the term loan, in addition, we made scheduled term loan payments of $3.8 million, of which the funds to pay $3.5 million was advanced to us by Trivest, which we repaid out of the proceeds from the new financing arrangements. As a result of the new financings, we also settled the interest rate swap ($4.2 million) and paid legal and other professional fees directly related to the new financings of $4.9 million. We also paid $0.9 million for legal and other professional fees during the 2004 period related to our former senior credit facility. During the first six months of 2003, we made scheduled term loan principal payments of $4.4 million and had net borrowings of $23.1 million against the revolving line of credit, resulting in cash flow from financing activities of $27.4 million.

ADEQUACY OF CAPITAL RESOURCES

We believe that the structure of the new financings will provide additional liquidity to support growth of the businesses, as well as provide increased flexibility resulting from having no expected financial covenants or senior debt amortization for the next three years. Our short-term cash needs are primarily for debt service and working capital requirements. We have historically financed our short-term liquidity needs with cash flow generated from operations and from borrowings under a revolving line of credit. Based on our liquidity projections, we believe that available capital resources will continue to be adequate for the foreseeable future.

Nominally, “net debt” (defined as the sum of “Current portion of long-term debt” and “Long-term debt, net of current portion” less “Cash and cash equivalents”) is approximately $13 million higher than the year ago period. This increase in net debt was caused by (i) cash expended in connection with the new financing arrangements ($4.9 million), (ii) settlement of the interest rate swap ($4.2 million), and (iii) other net changes in working capital more fully described in “Cash Flows from Operating Activities” above.

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

Aggregate capital expenditures are forecasted to be $1.2 million in 2004, approximately $0.5 million of which was expended during the six months ended June 25, 2004.

RELATED PARTY TRANSACTIONS

In December 1994, we entered into a ten-year agreement (the “Investment Services Agreement”) with Trivest. Pursuant to the Investment Services Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to us. The Investment Services Agreement, as amended from time to time, provides for an annual base compensation of $750,000, which is to be adjusted annually for increases in the Consumer Price Index. For the year ended December 31, 2003, the annual compensation was $770,000. For the period ended June 25, 2004 and June 27, 2003, the amount expensed in selling, general and administrative expense was $280,000, and $385,000, respectively.

On March 31, 2004, in connection with our new financing arrangements, the Investment Services Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on our performance (“Performance Compensation”), as defined in the amendment to the Investment Services Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

As a condition to the extension of the forbearance period under our former senior credit facility, Trivest provided us with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment of $3.5 million to our lenders under the Amended Facility on our behalf. In the second quarter of 2004, we: (i) repaid Trivest for the advance of the $6.9 million interest payment on the Senior Subordinated Notes (ii) repaid Trivest for the $3.5 million advance of the interest payment, plus a guarantee fee and interest of $0.4 million, (iii) paid management fees accrued as of December 31, 2003, as referred to above, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total) and (iv) paid a fee of $0.8 million in connection with our new financing arrangements, all out of the proceeds from the new financing.

See Notes 5 and 8 to the Unaudited Consolidated Financial Statements for additional discussion.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

We purchase some raw materials from several Italian suppliers. In addition, we fund some expenses for our Juarez, Mexico manufacturing facility. These transactions expose us to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, we will pay more in U.S. dollars for these transactions. To reduce our exposure to loss from such potential foreign exchange fluctuations, we will occasionally enter into foreign exchange forward contracts. These contracts allow us to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. During the six months ended June 25, 2004 we did not enter into foreign exchange forward contracts and there were no contracts outstanding at June 25, 2004. We do not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, and management does not expect inflation to have a significant impact in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as disclosed in the Form 10-K dated December 31, 2003, as filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many of these statements by looking for words like “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “may,” “pro forma,” or similar expressions used in this filing. These forward-looking statements are subject to assumptions, risks and uncertainties, which may cause our results to be materially different from the future results expressed or implied in such forward-looking statements, including those relating to the following:

•	our level of leverage;

•	our ability to meet debt service obligations;

•	the subordination of the Senior Subordinated Notes to the Revolver and Senior Notes, which are secured by substantially all of our assets;

•	the restrictions imposed upon us by our Senior Subordinated Notes and the Revolver and Senior Notes;

•	the competitive and cyclical nature of the furniture manufacturing industry; and

•	general domestic and global economic conditions.

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

The information required by this item is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Foreign Exchange Fluctuations and Effects of Inflation.”

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

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the period ended June 25, 2004, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	10.1	Second Amendment to Loan and Security Agreement entered into by and among Brown Jordan International, Inc., the subsidiary guarantors and the Lenders and GMAC Commercial Finance LLC, as Agent for the Lenders, dated September 13, 2004.

	31.1	Rule 13a-14(a) /15d-14(a) Certification of Principal Financial Officer

	32.1	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the 12 3/4 Senior Subordinated Notes Due 2007 Indenture and the Senior Secured Notes due May 1, 2007, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brown Jordan International, Inc.
Date: October 8, 2004	By:	/s/ Vincent A. Tortorici
Vincent A. Tortorici
Chief Financial Officer