Form 10-Q
period 2004-09-24
BROWN JORDAN INTERNATIONAL INC
filed 2005-01-14
CIK 931814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 24, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to___

Commission file number 33-85476

BROWN JORDAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	63-1127982 (I.R.S. employer identification no.)

1801 NORTH ANDREWS AVENUE, POMPANO BEACH, FLORIDA 33069
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(954) 960-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No    ☒

The number of shares of Common Stock, $.01 par value per share, of the registrant outstanding as of December 31, 2004 was 1,000. The registrant has no securities registered pursuant to Sections 12(b) or 12(g) nor are any securities listed or trading on any market. The registrant files periodic reports under the Securities Exchange Act of 1934 solely to comply with requirements under that certain Indenture related to the 12 3/4% Senior Subordinated Notes Due 2007, as amended.

Brown Jordan International, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Brown Jordan International, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	(Unaudited)
	September 24,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,725	$1,910
Accounts receivable, net	41,679	84,367
Refundable income taxes	1,734	2,075
Inventories, net	37,960	37,248
Prepaid and other current assets	10,770	11,422

Total current assets	93,868	137,022

Property, plant and equipment, net	22,527	25,376
Customer relationships, net	16,199	18,043
Trademarks	25,335	25,335
Goodwill	91,254	91,254
Other assets, net	8,412	9,876

Total assets	$257,595	$306,906

Liabilities and stockholder’s deficit
Current liabilities:
Current portion of long-term debt	$23,913	$41,175
Accounts payable	19,838	31,177
Accrued interest	5,017	5,157
Other accrued liabilities	23,662	23,878

Total current liabilities	72,430	101,387

Long-term debt, net of current portion	240,835	239,397
Other long-term liabilities	1,150	—
Deferred income taxes	4,045	3,811

Total liabilities	318,460	344,595

Commitments and contingencies

Stockholder’s deficit

Common stock — par value $.01 per share 1,000 shares authorized, issued and outstanding at September 24, 2004 and December 31, 2003	—	—
Additional paid in capital	162,041	162,041
Accumulated deficit	(222,692)	(197,884)
Accumulated other comprehensive loss	(214)	(1,846)

Total stockholder’s deficit	(60,865)	(37,689)

Total liabilities and stockholder’s deficit	$257,595	$306,906

The accompanying notes are an integral part of these financial statements.

Brown Jordan International, Inc. and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net sales	$54,387	$54,810	$242,258	$247,485
Cost of sales	42,574	35,801	187,690	183,302

Gross profit	11,813	19,009	54,568	64,183

Selling, general and administrative expense	14,529	11,631	43,987	37,407
Amortization	660	686	2,445	2,162

Operating (loss) income	(3,376)	6,692	8,136	24,614

Interest expense, net	7,903	8,027	32,944	25,592

Loss before income taxes	(11,279)	(1,335)	(24,808)	(978)

Income tax (benefit)	—	(354)	—	(207)

Net loss	$(11,279)	$(981)	$(24,808)	$(771)

The accompanying notes are an integral part of these financial statements.

Brown Jordan International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended
	September 24,	September 26,
	2004	2003
Operating activities:
Net loss	$(24,808)	$(771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,039	4,904
Non-cash interest charges	9,283	2,116
Provision for (recovery of) doubtful accounts	952	(952)
Provision for excess and obsolete inventory	3,086	442
Loss on disposal of assets	—	283
Fixed asset impairment charge	1,238	—

Changes in operating assets and liabilities:
Accounts receivable	41,736	35,445
Refundable income taxes	341	4,012
Inventories	(3,798)	(6,634)
Prepaid expenses and other current assets	(645)	(2,230)
Other assets	284	(1,523)
Accounts payable	(11,339)	(8,439)
Accrued interest	(140)	(2,084)
Other accrued liabilities	3,807	(3,284)
Other long-term liability	1,150	—
Deferred income taxes	—	(590)

Net cash provided by operating activities	26,186	20,695

Investing activities:
Capital expenditures	(984)	(1,200)
Cash proceeds from sale of property, plant and equipment, net	—	1,191

Net cash used in investing activities	(984)	(9)

Financing activities:
Net payments under revolving credit agreements	(17,262)	(19,989)
Proceeds from long-term debt	135,000	—
Payments on long-term debt	(133,932)	(7,975)
Deferred financing costs	(5,929)	—
Settlement of interest rate swap agreement	(3,264)	—

Net cash used in financing activities	(25,387)	(27,964)

Net decrease in cash and cash equivalents	(185)	(7,278)
Cash and cash equivalents at beginning of period	1,910	7,927

Cash and cash equivalents at end of period	$1,725	$649

Supplemental disclosures:
Cash paid for interest	$22,383	$24,421
Cash paid (refunded) for income taxes	$88	$(3,965)

The accompanying notes are an integral part of these financial statements.

Brown Jordan International, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 — Business and Organization

Business

Brown Jordan International, Inc. (“BJI” or the “Company”) is engaged in the design, marketing, manufacture and distribution of outdoor furniture, ready-to-assemble (“RTA”) furniture, contract and hospitality seating products and site amenity products. The Company accesses the market through the retail and contract channels. In the retail channel, BJI’s furniture products are distributed through specialty stores, national accounts and traditional furniture stores. BJI’s RTA products include promotionally priced furniture products and are distributed through the retail channel to national accounts, catalog wholesalers and specialty retailers. BJI’s contract and hospitality furniture products are distributed through the contract channel to a customer base, that includes architectural design firms, restaurants and hospitality chains. Site amenity products, such as park benches, picnic tables and accessories, are marketed through distributors to the end user. The Company’s products are constructed of extruded and tubular aluminum, wrought iron, cast aluminum, expanded mesh, sheet and tubular steel, wood and fabric.

Organization

Prior to the 2001 acquisition of the entity formerly known as Brown Jordan International, Inc. (“Former Brown Jordan”), WinsLoew Furniture, Inc. (“WinsLoew”) completed a recapitalization transaction wherein WinsLoew became a wholly owned subsidiary of a new holding company called WLFI Holdings, Inc. (“Holdings”), a Florida corporation.

All shares of WinsLoew’s common stock that were outstanding immediately prior to the merger (850,497 shares) were converted into shares of common stock of Holdings. Each warrant or option to purchase shares of WinsLoew’s common stock was converted into a warrant or option to purchase an equivalent number of shares of common stock of Holdings. In addition, 1,000 shares of previously unissued WinsLoew common stock were then issued to WLFI Holdings, Inc. Affiliates of Trivest Partners, L. P. (“Trivest”) are majority shareholders of Holdings. Trivest and Holdings have certain common shareholders, officers and directors.

Because there was no change in the stock ownership of WinsLoew as a result of the recapitalization, there was no change in the basis of the Company’s assets or liabilities.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Brown Jordan International, Inc. and subsidiaries are for interim periods and do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The Company closes each quarter on the last Friday of the calendar quarter, and its fiscal year on the last day of the year. There were 91 days in each of the fiscal quarters ended in September 24, 2004 and September 26, 2003, and 268 days for the nine month period ended September 24, 2004 as compared to 269 days for the same nine month period in the prior year.

All material intercompany balances and transactions have been eliminated. The preparation of the consolidated financial statements requires the use of estimates in the amounts reported. Actual results may differ from those estimates.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the results for the interim periods. The results of operations are presented for the Company’s three and nine month periods ended September 24, 2004 and September 26, 2003. The results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies — (continued)

Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its interpretations in accounting for its stock options and other stock-based employee compensation awards and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the provisions of APB No. 25, no compensation expense has been recognized for stock option grants to employees, as the exercise prices are at or greater than the fair value of shares at the date of the grant. The fair value of the options was calculated using the minimum value methodology as allowed under SFAS No. 123 for companies that do not have publicly traded equity.

Pro forma impact on the Company’s results is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net loss as reported	$(11,279)	$(981)	$(24,808)	$(771)
Pro forma stock based compensation, net of tax	—	—	—	—

Pro forma net loss	$(11,279)	$(981)	$(24,808)	$(771)

Expected dividend yield	zero	zero	zero	zero
Expected stock price volatility	zero	zero	zero	zero
Risk free interest rate	3.66%	5.00%	3.66%	5.00%
Expected life of options in years	8	9	8	9

There were no stock options granted for the three and nine month periods ending in September 24, 2004 and September 26, 2003.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R) Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate the use of APB No. 25, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. This accounting standard will not have a material effect on the Company’s operations.

In March, 2004 the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. This accounting standard will not have a material effect on the Company’s operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies — (continued)

Income Taxes

The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to more likely than not be realizable in future periods.

Due to the recent losses recognized by the Company, a valuation allowance was recorded to offset the income tax benefit related to the net operating losses generated in 2004, because the Company believes it is more likely than not, that such benefit will not be realized. The Company will continue to review its ability to utilize such benefits and until such time as management determines that it is likely that these benefits will be realizable, the Company will continue to record the valuation allowances to offset any income tax benefits. The effective tax rate for the three and nine month periods ended September 26, 2003 was 35.4% and 33.3%, respectively.

Pursuant to a tax sharing agreement between Holdings and the Company and its subsidiaries, the Company was included in the consolidated federal income tax return and certain consolidated state income tax returns of Holdings for all taxable periods ended on or prior to December 31, 2002 and was included in the consolidated federal income tax return and certain consolidated state income tax returns for the year ended December 31, 2003.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in order to test its carrying values for goodwill and other intangible assets on an annual basis to determine impairment. The Company has elected October 1 as the date for performance of its annual impairment tests on identified intangible assets with indefinite lives. Based on its recent historical operating results, the impairment testing as of October 1, 2004 could result in a significant adjustment to the carrying amounts of goodwill and trademarks. Prior to the publication of its annual report Form 10-K for the year ended December 31, 2004, the Company expects to conclude its testing for impairment on its goodwill and trademarks, each with a carrying value of $91.3 million and $25.3 million respectively, as of September 24, 2004.

Note 3 — Inventories

Inventories consist of the following:

	(Unaudited)
	September 24,	December 31,
(In thousands)	2004	2003
Raw materials	$27,875	$23,867
Work in process	2,508	2,234
Finished goods	7,577	11,147

	$37,960	$37,248

Note 4 — Investment in Joint Venture

In December 2002, the Company entered into a joint venture with Shian Industry [Hong Kong] Company Limited (“Shian”) to build a research and design center and a model showroom in Shanghai, China. The facility, called the “Center of Excellence,” is dedicated exclusively to BJI products. The Center of Excellence became fully operational as of the beginning of the second quarter of 2004.

The Company has determined that its investment in the joint venture does not meet the criteria set forth in FIN 46 such that consolidation of the results of operations and assets and liabilities of the joint venture with the Company’s results would be required; accordingly, the joint venture is accounted for using the equity method of accounting. The carrying value of the investment in the joint venture was $0 as of September 24,

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 4 — Investment in Joint Venture — (continued)

2004 and December 31, 2003. BJI’s share of the joint venture losses and an investment in the joint venture are not recorded in the accompanying Unaudited Consolidated Financial Statements as BJI has not made a capital investment in the joint venture and is not required to provide current or future funding. In November, 2004 the Company announced that this joint venture and any agreements and obligations relating to it were terminated.

Note 5 — Long-Term Debt

New Financing Arrangements

On March 31, 2004, the Company entered into new financing arrangements that consist of a (i) Loan and Security Agreement (“Revolver”), a $90.0 million asset based revolving credit facility with new lenders and (ii) $135.0 million Senior Secured Notes due May 1, 2007 (“Senior Notes”) with other lenders. Proceeds under these two new facilities were used to (i) repay all outstanding balances under the Company’s former senior credit facility, which was terminated on March 31, 2004, (ii) pay all former indebtedness to Trivest, including an advance by Trivest for the interest payment to the holders of the Company’s senior subordinated notes ($6.9 million), a payment of $3.5 million to the former lenders under the then former senior credit facility by Trivest with related fees and interest ($3.9 million in total), financial advisors’ fees ($0.8 million) and management fees accrued as of December 31, 2003, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total), (iii) pay interest rate swap termination fees, and (iv) pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities. The Company had been operating under a forbearance agreement with its former lenders as of January 9, 2004 that, as amended, provided for a forbearance period through March 31, 2004, while the new financing was arranged.

The termination of the former senior credit facility resulted in the write-off of deferred financing fees of $4.9 million and the settlement of the obligation for the interest rate swap (Note 6) in the quarter ended June 25, 2004. The write-off of deferred financing fees is included in “Interest expense, net” in the accompanying Unaudited Consolidated Statements of Operations.

The Revolver

The Revolver’s availability is based on a borrowing base consisting of the Company’s eligible accounts receivable and inventories. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the “Bank Prime Loan Rate”), or at the election of the Company, the applicable London Interbank Offering Rate (“LIBOR”) plus 2.25% per year (the “Eurodollar Rate”). The Company also pays an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all of the Company’s accounts receivable, inventories, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility (“Swing-Line”), which accrues interest at the Bank Prime Loan Rate per year. The Revolver terminates on May 1, 2007, unless terminated earlier by the Company. A termination fee of $0.9 million will be due to the lenders if the Company elects to terminate prior to March 31, 2005. As of September 24, 2004, the interest rate on the outstanding balance under the Revolver of $23.6 million was 5.0% and was based on the Bank Prime Loan Rate. As of September 24, 2004, the Company had availability under the Revolver of $12.2 million and cash on hand of $1.7 million.

The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the lesser of (i) $15.0 million, (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and Swing-Line or (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and Swing-Line. However, the letters of credit with respect to any of the Company’s business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and Swing-Line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business unit’s borrowing base. Fees associated with the letters of credit are equal to the Eurodollar Rate margin per year based upon the face amount of the letters of credit. As of September 24, 2004, the Company had $7.0 million of letters of credit outstanding, primarily related to insurance programs and collateralization of an industrial development obligation.

The Revolver contains customary covenants and restrictions on the Company’s and its subsidiaries’ ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. The Revolver, prior to the amendment on September 13, 2004, specified that the Company must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided that the Company maintain a minimum of $9.0 million of

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5 — Long-Term Debt — (continued)

available borrowing capacity. The Revolver did not require compliance with financial covenants. The amendment on September 13, 2004 specifies that if availability falls below $9.0 million on or after December 31, 2004 and for any three consecutive business days during such month then ended, the Company is subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to the Company’s other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Bank Prime Loan Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum.

The Revolver includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts be used to repay revolving credit borrowings. The balance outstanding under the Revolver as of September 24, 2004 of $23.6 million has been classified as “Current portion of long-term debt” in the accompanying Unaudited Consolidated Balance Sheet, in accordance with the provisions of Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement.” The $40.9 million balance of the revolver outstanding under the former senior credit facility as of December 31, 2003 was classified as current as the Company expected to refinance the former senior credit facility.

As mentioned in Note 13 to the Unaudited Consolidated Financial Statements, the Company amended its Revolver agreement on December 30, 2004.

Senior Notes

The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.0% per annum, reset quarterly. The Company pays interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, with interest payments commencing June 30, 2004. The Senior Notes are secured by a second priority lien on all of the Company’s accounts receivable, inventories, fixed assets and intangible assets and a first priority lien on the Company’s capital stock as well as the capital stock of all of the Company’s domestic subsidiaries. The Senior Notes are guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”). The Guarantors have fully, unconditionally, jointly and severally guaranteed the Company’s obligations under the Senior Notes. The Company’s subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and the Company has no independent assets or operations within the meaning of Rule 3-10(h)(5) of Regulation S-X. Holdings’ pledge of the Company’s stock is non-recourse to Holdings. As of September 24, 2004, the interest rate on the outstanding balance was 10.59%.

     The Company may redeem, at its option, the Senior Notes, in whole or in part, from time to time after March 31, 2005 at the applicable redemption price as set forth below:

Period	Redemption Price
March 31, 2005 - March 31, 2006	103.00%
April 1, 2006 - September 30, 2006	101.00%
October 1, 2006 and thereafter	100.00%

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

The Senior Notes contain various covenants customary for notes of a similar nature, including limitations on the activities of the Company and its subsidiaries to, among other things, (i) declare or pay cash dividends, (ii) modify the capital structure, (iii) acquire or retire indebtedness that is subordinate to the Senior Notes, (iv) issue preferred stock, (v) create or assume any indebtedness, (vi) sell, transfer or assign its properties or assets other than in the ordinary course of business, (vii) create or assume liens, (viii) enter into sale and leaseback transactions, and (ix) engage in mergers or acquisitions. In addition, the Senior Notes contain affirmative covenants including, but not limited to maintenance of the Company’s properties and

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5 — Long-Term Debt — (continued)

reporting obligations. The Senior Notes also contain events of default customary for financing agreements of this type; including failure to pay interest on principal when due and cross-default provisions relating to the Company’s other indebtedness in excess of $5.0 million. In the event of default, holders of 33 1/3% or more in principal amount of the then outstanding Senior Notes may declare the principal amount of all of the Senior Notes due and payable immediately, by written notice to the Company, and upon such notice, such principal amount and any accrued and unpaid interest shall be immediately due and payable.

The Company paid $5.0 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 37-month period beginning March 31, 2004.

Senior Subordinated Notes and Warrants

In connection with the merger described in Note 1, the Company issued 105,000 units (“Units”) consisting of $105 million aggregate principal amount at maturity of 12 3/4 % Senior Subordinated Notes due 2007 (“Notes”) and Warrants (“Warrants”) to purchase of 24,129 shares of capital stock. Each unit consists of $1,000 principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The Warrants are exercisable on or after certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 2% of the common stock of Holdings. The Warrants expire on August 15, 2007.

The Indenture (“Indenture”) under which the Notes are issued include provisions generally common in such indentures including restrictions on dividends, additional indebtedness and asset sales. At December 31, 2003, the Company was in compliance with such covenants. However, the Company failed to make the scheduled semi-annual interest payment when due on February 15, 2004 ($6.9 million) and August 15, 2004 ($6.7 million). The Company subsequently made these interest payments within the cure period specified in the Notes and was in compliance with such covenants as of September 24, 2004.

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

The Amended Facility provided for borrowings of up to $215 million. The Amended Facility was collateralized by substantially all of the assets of the Company and was secured by a pledge of the capital stock of all the Company’s domestic subsidiaries. The Amended Facility consisted of a revolving line of credit (maximum of $50 million) and a term loan (aggregate of $165 million). The revolving line of credit allowed the Company to borrow funds up to a certain percentage of eligible inventories and accounts receivable. At the option of the Company, the interest rates under the Amended Facility were either: (1) the base rate, which was the higher of the prime lending rate or 0.5% in excess of the federal funds effective rate, plus a margin, or (2) the adjusted LIBOR rate plus a margin. The Amended Facility contained a floor of 2.5% on the LIBOR rate. The margins of different loans under the Amended Facility varied according to a pricing grid. The margin for term loans that were LIBOR based was 5.0% while the margin for revolving loans that were LIBOR based was 4.5%. Both LIBOR based term and revolving rates were based upon the Company’s consolidated total leverage ratio. Margins on base rate loans were the applicable LIBOR margin for such type loans less 1.0%. The Amended Facility contained a $5.0 million swing-line sub-facility, which accrued interest at the base rate per year. As of March 31, 2004, the Amended Facility was paid in full. The Company also paid commitment fees at a rate per annum equal to 0.5% on the average daily excess of revolving loan commitments over the sum of the aggregate principal amount of outstanding revolving loans (but not any outstanding swing line loans) plus letter of credit usage.

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5 — Long-Term Debt — (continued)

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

Note 6 — Interest Rate Swap

On August 6, 2001, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million principal amount of variable rate debt outstanding under the Amended Facility. The interest rate swap was designed to fix the adjusted LIBOR interest rate on $100 million at 5.09% through March 31, 2004 and on $80 million from March 31, 2004 to March 31, 2005.

On March 31, 2004, the interest rate swap agreement was terminated in connection with the Company’s new financing arrangements (See Note 5 to the Unaudited Consolidated Financial Statements). As a result of the termination of this contract, the Company settled its obligation for the interest rate swap with a cash payment of $4.2 million, which represented the fair value of the interest rate swap of $3.3 million and accrued interest of $0.9 million. The obligation for the interest rate swap was included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheet. In addition, in connection with the termination of the interest rate swap, the Company recognized in “Interest expense, net” in the accompanying Unaudited Statement of Operations, $2.4 million that was included in “Other comprehensive income” related to the change in the fair value of the effective portion of the interest rate swap.

As of September 26, 2003, the fair value of the swap was recorded as a liability of $4.8 million. The portion of the change in fair value attributable to the ineffectiveness of the hedge is recorded in the accompanying statement of operations as “Interest expense, net” and was a reduction in interest expense of $0.7 million during the nine month period ended September 26, 2003. The balance of the change in fair value of $0.9 million during the nine month period ended September 26, 2003 is recorded in “Other comprehensive loss”, net of tax.

Note 7 — Consolidation of Manufacturing Operations

In May 2004, the Company announced its intention to close its manufacturing facility located in Medley, Florida. The Medley facility manufactures furniture products for both the Retail and Contract operating segments. The Company moved the Medley facility’s operations to other Company plants located in Haleyville, Alabama and Juarez, Mexico. The transition of the manufacturing operations was substantially completed by September 2004. This initiative resulted in the elimination of approximately 120 positions; all of these positions were eliminated by September 30, 2004. As a result of this initiative, the Company recorded charges of $1.6 million in the second quarter for (i) severance and other employee related costs ($0.3 million), (ii) a $0.1 million charge for inventory that will no longer be required as a result of the facility consolidation and (iii) $1.2 million in leasehold and equipment impairment, resulting from the write down to their estimated net realizable value. In September 2004, the Company recorded an obligation of $2.2 million related to the ultimate disposition of the operating lease for the building at the Medley facility. In total, as of September 24, 2004, the total obligations recorded for the closing and restructuring of the Medley facility were $2.4 million, of which $1.2 million was short term and $1.2 million long term. See Note 12 to the Unaudited Consolidated Financial Statements for more information.

The Company incurred costs of approximately $0.4 million during the third quarter for labor and freight expenses associated with relocating inventory to the Haleyville and Juarez facilities and for costs associated with cleaning up the facility once vacated. The Company expects to incur an additional $0.2 million in restructuring expense in the fourth quarter of fiscal 2004.

The cost associated with the closing of the Medley Facility was recorded as follows (in thousands):

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 7 — Consolidation of Manufacturing Operations-(continued)

For the three months ended September 24, 2004	Retail	Contract	Shared	Consolidated
Charges included in Cost of Sales:
Severance and other employee related costs	$30	$158	$8	$196
Obligation under operating lease	357	1,876	—	2,233
Other associated costs	33	175	—	208

Total charges in Cost of Sales	$420	$2,209	$8	$2,637

Charges included in Selling, general and administrative expense (“SG&A”):
Severance and other employee related costs	$—	$—	$31	$31
Other associated costs	—	—	8	8

Total charges in SG&A	$—	$—	$39	$39

Total charges related to the consolidation of manufacturing operations	$420	$2,209	$47	$2,676

For the nine months ended September 24, 2004	Retail	Contract	Shared	Consolidated
Charges included in Cost of Sales:
Severance and other employee related costs	$72	$381	$8	$461
Inventory related charges	20	105	—	125
Obligation under operating lease	357	1,876	—	2,233
Other associated costs	33	175	—	208
Property, plant and equipment	192	1,008	—	1,200

Total charges in Cost of Sales	$674	$3,545	$8	$4,227

Charges included in Selling, general and administrative expense (“SG&A”):
Severance and other employee related costs	$—	$—	$67	$67
Other associated costs	—	—	8	8

Total charges in SG&A	$—	$—	$75	$75

Total charges related to the consolidation of manufacturing operations	$674	$3,545	$83	$4,302

The liabilities to record the restructuring and closing costs of the Medley facility are as follows:

As of September 24, 2004	Retail	Contract	Shared	Consolidated
Other accrued liabilities	$193	$1,014	$17	$1,224
Other long-term liabilities	184	966	—	1,150

Total	$377	$1,980	$17	$2,374

Accrued liabilities related to the consolidation of manufacturing operations are as follows:

	Original			As of
	Liability	Increases	Decreases	September 24, 2004
Other accrued liabilities	$301	$1,083	$160	$1,224
Other long-term liabilities	—	1,150	—	1,150

Total	$301	$2,233	$160	$2,374

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 8 — Related Party Transactions

In August, 1999, the Company entered into a ten-year agreement (the “Management Agreement”) with Trivest. Pursuant to the Management Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to the Company. The Management Agreement, as amended from time to time, provides for an annual base compensation of $750,000, which is to be adjusted annually for increases in the Consumer Price Index. For the year ended December 31, 2003, the annual compensation was $770,000. Pursuant to the second amendment to the Amended Facility, the Company expensed the entire management fee annually, but was restricted to paying only $350,000 during the period of the second amendment.

On March 31, 2004, in connection with the Company’s new financing arrangements, the Management Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on the Company’s performance (“Performance Compensation”), as defined in the amendment to the Management Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

For the three and nine month periods ended September 24, 2004, the amount paid and expensed related to the Management Agreement was $87,500 and $367,500, respectively. For the three and nine month periods ended September 26, 2003, the amount expensed in selling, general and administration expense related to the Management Agreement was $192,941 and $577,941, respectively, of which $315,000 was accrued as of September 26, 2003.

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

Note 9 — Employee Benefit Plan

In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” which requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(In thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$29	$18	$87	$55
Interest cost	26	23	78	68
Expected return on plan assets	(25)	(20)	(76)	(59)
Recognized net actuarial loss	4	1	11	1
Net amortization and deferral of prior service cost	5	5	17	17

Net periodic pension cost	$39	$27	$117	$82

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 10 — Operating Segments

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

(In thousands)	Retail	Contract	Shared	Consolidated
Three Months Ended September 24, 2004
Net sales	$25,262	$29,125	$—	$54,387
Gross profit	5,975	5,838		11,813
Depreciation and amortization	715	285	481	1,481
Expenditures for long lived assets	20	331	83	434

Three Months Ended September 26, 2003
Net sales	$26,859	$27,951	$—	$54,810
Gross profit	10,166	8,843	—	19,009
Depreciation and amortization	742	287	676	1,705
Expenditures for long lived assets	53	61	131	245

Nine Months Ended September 24, 2004
Net sales	$153,693	$88,565	$—	$242,258
Gross profit	32,202	22,366	—	54,568
Depreciation and amortization	2,571	798	1,670	5,039
Expenditures for long lived assets	60	456	468	984
Segment assets as of September 24, 2004	136,072	53,673	67,850	257,595

Nine Months Ended September 26, 2003
Net sales	$160,782	$86,703	$—	$247,485
Gross profit	36,384	27,799	—	64,183
Depreciation and amortization	2,308	853	1,743	4,904
Expenditures for long lived assets	93	140	967	1,200
Segment assets as of September 26, 2003	138,236	53,532	67,562	259,330

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 10 — Operating Segments — (continued)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(In thousands)	2004	2003	2004	2003
Gross profit from reportable segments	$11,813	$19,009	$54,568	$64,183

Unallocated amounts:
Selling, general & administrative expense	14,529	11,631	43,987	37,407
Amortization expense	660	686	2,445	2,162
Interest expense, net	7,903	8,027	32,944	25,592

Loss before income taxes	$(11,279)	$(1,335)	$(24,808)	$(978)

Selling, general, and administrative expenses (which are not allocated to the reported business segments), are comprised principally of overhead, payroll and related expenses, insurance, legal and professional fees, and other selling expenses.

Note 11 — Statements of Comprehensive Income (Loss)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(In thousands)	2004	2003	2004	2003
Net loss as reported	$(11,279)	$(981)	$(24,808)	$(771)
Change in fair value of interest rate swap, net of tax	—	591	221	1,392
Settlement of interest rate swap, net of tax	—	—	1,411	—

Comprehensive (loss) income	$(11,279)	$(390)	$(23,176)	$621

See Note 6 to the Unaudited Consolidated Financial Statements for a discussion of the settlement of the interest rate swap.

Note 12 — Commitments and Contingencies

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The Company accrues for warranties based on historical experience and sales. Changes in the product warranty accrued balance as of September 24, 2004 and December 31, 2003 are summarized below:

	Product Warranty Liability as of:
	(Unaudited)
	September 24,	December 31,
(In thousands)	2004	2003
Beginning Balance	$2,065	$2,135

Warranty provision	3,907	4,588
Settlements made (in cash or in kind)	(4,493)	(4,658)

Ending Balance	$1,479	$2,065

Brown Jordan International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 12 — Commitments and Contingencies — (continued)

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

Medley Facility Lease

During the fourth quarter of 2004, the Company was notified by the landlord of the Medley facility that it was in default of the lease. The Company is negotiating with the landlord regarding this potential default and has turned possession of the facility back to the landlord. Management intends to negotiate a settlement of this lease obligation, subject to liquidity constraints, however the outcome cannot be determined with any certainty at this time.

Asset Retirement Obligations

The Company has no legal obligations associated with the retirement of tangible long-lived assets to record in accordance with the provisions of SFAS No. 143, “Accounting For Asset Retirement Obligations” for, or with regard to, any of its owned or leased facilities.

Note 13 — Subsequent Events

During the fourth quarter of 2004, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Administrative Officer were terminated without cause. The Company will record severance costs of approximately $0.7 million related to the terminations in the fourth quarter of 2004.

On December 30, 2004 the Company amended the Revolver (Amendment No. 3) to allow up to $5.0 million in additional borrowings above the borrowing base capacity, but the total borrowings under the Revolver shall not exceed $90.0 million. In addition, the interest rate on the Revolver was amended to bear interest at either the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender plus 0.75% per year (the “Bank Prime Loan Rate”), or at our election, the applicable London Interbank Offering Rate (“LIBOR”) plus 2.75% per year (the “Eurodollar Rate”). The $5.0 million supplemental borrowings shall bear interest at either the Bank Prime Loan Rate plus a margin of 2.50% per year, or at our election, the LIBOR rate plus a margin of 4.50% per year. Pursuant to the Amendment, the Company must maintain undrawn availability under the Revolver of not less than $5 million through January 31, 2005, increasing to $7.5 million through February 10, 2005 and $9 million thereafter. The Amendment also deleted the fixed charge coverage ratio covenant that had previously been in the Revolver. On December 31, 2004, the Company borrowed $5.0 million under this amendment.

The Company has announced its intention to negotiate with its Senior Subordinated Note holders and has authorized an investment banking firm to negotiate with the holders of these notes regarding the restructuring of the debt in order to lower cash interest payments beginning in February, 2005. The agreement with the investment banking firm provides, among other things, monthly payments of $0.1 million for three months, plus additional payments based on incentives.

In December 2004, the Company announced, subject to board approval, its intention to close its Southern Woods Products (SWP) Ready to Assemble facility in Sparta, Tennessee. Any costs to be incurred with the closing of this facility will be recorded in the fourth quarter, 2004, or in the filing period in which the decision is made and closing costs are determinable.

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

CONSOLIDATION OF MANUFACTURING OPERATIONS

In May 2004, we announced our intention to close our manufacturing facility located in Medley, Florida. The Medley facility manufactures furniture products for both the retail and contract operating segments. We moved the Medley facility’s operations to other plants operated by us located in Haleyville, Alabama and Juarez, Mexico. The transition of the manufacturing operations was substantially completed by the end of September 2004. As a result of this initiative, we recognized a charge of $1.6 million in Cost of Sales during the second quarter, of which $1.3 million is included in the results for the contract business and $0.3 million is included in the results for the retail business. In September 2004, the Company recorded an obligation of $2.2 million related to the ultimate disposition of the operating lease for the building at the Medley facility. See Note 7 to the Unaudited Consolidated Financial Statements for additional information.

In December 2004, the Company announced its intention, subject to board approval, to close its Southern Woods Products (SWP) Ready to Assemble facility in Sparta, Tennessee. Any costs incurrent with the closing of this facility will be recorded in the fourth quarter, 2004, or in the filing period in which the decision is made and closing costs are determinable.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003

The following table sets forth net sales, gross profit and gross profit as a percent of net sales for the three months ended September 24, 2004 and September 26, 2003 for each of our market channels (in thousands, except for percentages):

			(Unaudited)
	Three Months Ended
	September 24, 2004			September 26, 2003
	Net	Gross	Gross	Net	Gross	Gross
	Sales	Profit	Profit %	Sales	Profit	Profit %
Retail	$25,262	$5,975	23.7%	$26,859	$10,166	37.9%
Contract	29,125	5,838	20.1%	27,951	8,843	31.6%

Total	$54,387	$11,813	21.7%	$54,810	$19,009	34.7%

See Note 10 to Unaudited Consolidated Financial Statements for more information concerning our reporting segments.

The following table sets forth certain information relating to our operations expressed as a percentage of net sales.

	(Unaudited)
	Three Months Ended
	September 24,	September 26,
	2004	2003
Gross profit	21.7%	34.7%
Selling, general and administrative expense	26.7%	21.2%
Amortization	1.2%	1.3%
Operating (loss) income	(6.2%)	12.2%
Interest expense	14.5%	14.7%
Income tax provision	0.0%	(0.7%)
Net loss	(20.7%)	(1.8%)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003 (continued)

Net Sales. Consolidated net sales of $54.4 million in the third quarter of 2004 were $0.4 million or 0.8% lower than net sales for the same period in 2003. The decline in net sales in the third quarter of 2004 as compared to the same period in the prior year was attributable to a $1.6 million decline in retail sales, offset by an increase of $1.2 million to contract net sales. Within the retail business, net sales to specialty retail stores declined $0.9 million or 3.7%, while national accounts declined $0.7 million. Net sales to specialty retail customers declined in the quarter due to the slow end of the season retail sales causing dealers to delay purchases in order to reduce inventory levels. Net sales to national accounts declined largely due to pricing pressures and our primary customer reducing inventory levels. Contract net sales increased as a result of increased shipments to our lodging customers during the third quarter.

Gross Profit. Gross profit in the third quarter of 2004 of $11.8 million decreased $7.2 million or 37.9% as compared to gross profit of $19.0 million in the third quarter of 2003. Gross profit as a percentage of net sales of 21.7% for the 2004 period represents a decrease from the gross profit as a percentage of net sales for the 2003 period of 34.7%. The overall decrease in gross profit in the third quarter of 2004 was partly attributable to the contract business which experienced a $3.0 million decrease in gross margin largely as a result of the recording of a $2.2 million charge for the closing of the Medley Facility (Note 7 to the Unaudited Consolidated Financial Statements) and the impact on margins of increased shipments to the lodging customers within the channel. Gross profit in the retail business of $6.0 million or 23.7% during the third quarter of 2004 was lower than the same quarter in the prior year. The decline in the retail business gross margin during the 2004 period was driven by unfavorable volume and product mix within the business, increased provision for excess and potentially obsolete inventories, additional allowances for the national accounts business, and a $0.4 million charge for the closing of the Medley Facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the third quarter of 2004 were $14.5 million, representing a $2.9 million, or 24.9% increase compared to the third quarter of 2003. The increase in SG&A spending was primarily driven by (i) higher advertising costs related to collateral materials due to the product line expansion of $0.8 million, (ii) increased bad debt reserves of $0.7 million in the 2004 period, (iii) higher spending for professional services of $0.6 million, (iv) higher general and group medical insurance costs of $0.4 million, and (v) increased payroll costs of $0.3 million.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in order to test its carrying values for goodwill and other intangible assets on an annual basis to determine impairment. The Company has elected October 1 as the date for performance of its annual impairment tests on identified intangible assets with indefinite lives. Based on its recent historical operating results, the impairment testing as of October 1, 2004 could result in a significant adjustment to the carrying amounts of goodwill and trademarks. Prior to the publication of its annual report Form 10-K for the year ended December 31, 2004, the Company expects to conclude its testing for impairment on its goodwill and trademarks, each with a carrying value of $91.3 million and $25.3 million respectively, as of September 24, 2004.

Amortization. Amortization expense of $0.7 million in the third quarter of 2004 relating to the amortization of certain intangible assets was consistent with the same period for the prior year.

Operating Income. As a result of the above, operating income decreased from $6.7 million in the third quarter of 2003 (12.2% of net sales) to a loss of $3.4 million (6.2% of net sales) in the same period of 2004.

Interest Expense. Interest expense remained consistent in the third quarter of 2004 at $7.9 million as compared to the same period in 2003. The new financing in March 2004 (see Note 5 to the Unaudited Consolidated Financial Statements) had a minimal effect on interest expense.

Income Tax Benefit. There are no income taxes reflected for the third quarter of 2004 as we have recorded a full valuation allowance to offset the income tax benefit that resulted from the net loss in the third quarter of 2004, because we believe it is more likely than not, that such benefit will not be realized. The Company will continue to review its ability to utilize such benefits and until such time as management determines that it is likely that these benefits will be realizable, the Company will continue to record the valuation allowances to offset any income tax benefits.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 24, 2004 AND SEPTEMBER 26, 2003

The following table sets forth net sales, gross profit and gross profit as a percent of net sales for the nine months ended September 24, 2004 and September 26, 2003 for each of our market channels (in thousands, except for percentages):

			(Unaudited)
	Nine Months Ended
	September 24, 2004			September 26, 2003
	Net	Gross	Gross	Net	Gross	Gross
	Sales	Profit	Profit %	Sales	Profit	Profit %
Retail	$153,693	$32,201	21.0%	$160,782	$36,384	22.6%
Contract	88,565	22,367	25.3%	86,703	27,799	32.1%

Total	$242,258	$54,568	22.5%	$247,485	$64,183	25.9%

See Note 10 to Unaudited Consolidated Financial Statements for more information concerning our operating segments.

The following table sets forth certain information relating to our operations expressed as a percentage of net sales.

	(Unaudited)
	Nine Months Ended
	September 24,	September 26,
	2004	2003
Gross profit	22.5%	25.9%
Selling, general and administrative expense	18.2%	15.1%
Amortization	1.0%	0.9%
Operating income	3.4%	10.0%
Interest expense	13.6%	10.3%
Income tax provision	0.0%	0.1%
Net (loss)	(10.2%)	(0.3%)

     Net Sales. Consolidated net sales of $242.2 million in the first nine months of 2004 were $5.2 million lower than the same period in 2003. The decline in net sales during the first nine months of 2004 as compared to the same period in the prior year was driven by the retail business, partially offset by an increase in net sales of $1.9 million or 2.1%, in the contract business. Within the retail business, net sales to national accounts decreased $19.3 million or 21.0%, but was offset by a $12.2 million, or 17.7% increase in shipments to retail specialty stores in the first nine months of 2004 compared to the first nine months of 2003. The decline in net sales to national accounts was primarily the result of our primary customer reducing inventory levels, an increase in allowances, and pricing pressures. Approximately 75% of the increase in specialty retail net sales in the 2004 period resulted from the introduction of new product lines under various brands manufactured from cast aluminum, woven, teak and wrought iron, Tommy Bahama branded product, and the expansion of the product offerings for two of the specialty retail brands. Of the remaining specialty retail net sales increase, the balance resulted from expanded distribution within existing customers and our “Elegant Outdoors” initiative. Contract sales of $88.6 million for the first nine months of 2004 increased slightly over net sales of $86.7 million in the same period in 2003.

     Gross Profit. Gross profit in the first nine months of 2004 of $54.6 million represents a decrease of $9.6 million or 15.0% as compared to gross profit of $64.2 million in the same period in 2003. Gross profit as a percentage of net sales of 22.5% for the 2004 period represents a slight decline versus the gross profit as a percentage of net sales for the 2003 period of 25.9%. The overall decrease in gross profit during the first nine months of 2004 was attributable to the contract business, which experienced a $5.4 million decrease in gross margin, and the retail business which was $4.2 million lower than the same period in the prior year. The decrease in gross profit in the contract business was largely due to (i) the recording of a $3.6 million charge for the closing of the Medley Facility, (ii) an unfavorable mix of product sales, and (iii) increased warranty related costs in the 2004 period. Within the retail business, gross margin on net sales decreased compared to the same period in the prior year as a result of lower revenue and lower gross profit from sales to national accounts, and the recording of a $0.7 million charge relating to the closing of a manufacturing facility in the 2004 period. The lower gross margin as a percentage of net sales on national account sales is primarily attributable to pricing pressures, additional allowances, and provision for excess and potentially obsolete inventory. The gross margin on net sales to specialty retail stores in the first nine months of 2004 as compared to the same period in the prior year was down slightly from 37.1% in the 2003 period compared to 34.4% in the 2004 period. This decline resulted from an unfavorable product mix and the $0.7 million charge for the facility closing, offset by favorable volume driven variances.

Selling, General and Administrative Expenses. SG&A expenses for the first nine months of 2004 were $44.0 million, representing a $6.6 million, or 17.6% increase compared to SG&A expenses during the same period in 2003. The increase in SG&A spending was driven by (i) higher advertising costs related to collateral materials of $1.2 million due to the product line expansion, (ii) approximately $1.0 million of reversals of reserves no longer needed in the 2003 period, largely related to bad debt reserves, (iii) increased payroll and payroll related benefits in the amount of $1.0 million, (iv) increased bad debt reserves in the 2004 period of $0.9 million, (v) higher spending for outside legal and professional services of $0.8 million, (vi) higher commission expense of $0.6 million as a result of the higher levels of specialty retail sales, (vii) increased business insurance of $0.4 million, and (viii) increased travel costs of $0.3 million.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), in order to test its carrying values for goodwill and other intangible assets on an annual basis to determine impairment. The Company has elected October 1 as the date for performance of its annual impairment tests on identified intangible assets with indefinite lives. Based on its recent historical operating results, the impairment testing as of October 1, 2004 could result in a significant adjustment to the carrying amounts of goodwill and trademarks. Prior to the publication of its annual report Form 10-K for the year ended December 31, 2004, the Company expects to conclude its testing for impairment on its goodwill and trademarks, each with a carrying value of $91.3 million and $25.3 million respectively, as of September 24, 2004.

Amortization. Amortization expense of $2.4 million in the first nine months of 2004 relating to the amortization of certain intangible assets was consistent with the same period for the prior year.

Operating Income. As a result of the above, operating income decreased from $24.6 million in the first nine months of 2003 (10.0% of net sales) to $8.1 million (3.4% of net sales) in the same period of 2004.

Interest Expense. Interest expense increased $7.4 million in the first nine months of 2004 to $33.0 million from $25.6 million in the same period of 2003. The higher level of interest expense in the 2004 period is due to the write-off of deferred financing costs ($4.9 million) and the settlement of the interest rate swap ($2.4 million) as a result of the Company’s entering into a new financing arrangement in March 2004.

Income Tax Benefit. There are no income taxes reflected for the first nine months of 2004 as we have recorded a full valuation allowance to offset the income tax benefit that resulted from the net loss in the first nine months of 2004, because we believe it is more likely than not, that such benefit will not be realized. The Company will continue to review its ability to utilize such benefits and until such time as management determines that it is likely that these benefits will be realizable, will continue to record the valuation allowances to offset any income tax benefits.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate the use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. This accounting standard will not have a material effect on the Company’s operations.

In March, 2004 the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. This accounting standard will not have a material effect on the Company’s operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

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

We entered into new financing arrangements on March 31, 2004, that consisted of a (i) Loan and Security Agreement (“Revolver”), a $90.0 million asset based revolving credit facility with new lenders and (ii) $135.0 million Senior Secured Notes due May 1, 2007 (“Senior Notes”) with another lender. Proceeds under these new facilities were used to (i) repay all outstanding balances under our former senior credit facility, which was terminated on March 31, 2004, (ii) pay all former indebtedness to Trivest, including an advance by Trivest for the financing of the interest payment to the Holders of the Company’s Senior Subordinated Notes ($6.9 million), a payment of $3.5 million paid to the former lenders under the then former senior credit facility by Trivest with related fees and interest ($3.9 million in total), financial advisors’ fees ($0.8 million) and management fees accrued as of December 31, 2003, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total), (iii) pay interest rate swap termination fees, and (iv) pay fees and expenses relating to the new financing transactions. Upon the closing of the transactions, $189.2 million ($54.2 million under the Revolver and $135.0 million under the Senior Notes) was drawn under the new facilities.

The termination of the former senior credit facility resulted in the write-off of deferred financing fees of $4.9 million and the settlement of the obligation for the interest rate swap (Note 6 to the Unaudited Consolidated Financial Statements) in the quarter ended June 25, 2004. The write-off of deferred financing fees is included in “Interest expense, net” in the accompanying Unaudited Consolidated Statements of Operations.

The Revolver

The Revolver’s availability is based on a borrowing base consisting of the Borrowers’ eligible accounts receivable and inventory. The interest rate on borrowings under the Revolver is based on the base rate (which is defined as a variable rate of interest per annum equal to the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender) plus 0.25% per year (the “Bank Prime Loan Rate”), or at our election, the applicable London Interbank Offering Rate (“LIBOR”) plus 2.25% per year (the “Eurodollar Rate”). We also pay an unused facility fee equal to 0.375% per annum on the average unused daily balance of the Revolver. Borrowings under the Revolver are secured by a first priority lien on substantially all our accounts receivable, inventory, fixed assets and intangible assets. The Revolver contains a $10.0 million swing-line sub-facility (“Swing-Line”), which accrues interest at the Bank Prime Loan Rate per year. The Revolver terminates on May 1, 2007, unless we terminate it earlier. We must pay a $0.9 million termination fee if we elect to terminate the Revolver on or prior to March 31, 2005. As of September 24, 2004, the interest rate on the outstanding balance under the Revolver was 5.0% and was based on the Bank Prime Loan Rate. As of September 24, 2004, we had availability of $12.2 million and cash on hand of $1.7 million.

The Revolver also provides for a $15.0 million letter of credit sub-facility. The aggregate amount of such letters of credit may not exceed the least of (i) $15.0 million, (ii) an amount equal to the $90.0 million aggregate commitment under the Revolver less the aggregate outstanding principal balance of the Revolver and Swing-Line or (iii) the borrowing base less the aggregate outstanding principal balance of the Revolver and Swing-Line. However, the letters of credit with respect to any of our business segments (as defined in the Revolver) may not exceed the sum of (i) the outstanding Revolver advances and Swing-Line loans to such business segment plus (ii) the outstanding letters of credit to exceed such business unit’s borrowing base.

Fees associated with the letters of credit are equal to the Eurodollar Rate margin per year based upon the face amount of the letters of credit. As of September 24, 2004, the Company had $7.0 million of letters of credit outstanding, primarily related to insurance programs and collateralization of an industrial development obligation.

The Revolver contains customary covenants and restrictions on our and our subsidiaries’ ability to issue additional debt or engage in certain activities and certain affirmative covenants, including, but not limited to, reporting requirements. The Revolver, prior to the amendment on September 13, 2004, specified that we must maintain a minimum of $5.0 million available borrowing capacity at all times, and provided that we maintained a minimum of $9.0 million of available borrowing capacity, the Revolver did not require compliance with financial covenants. The amendment to the Revolver on September 13, 2004 specified that if availability fell below $9.0 million on or after December 31, 2004 and for any three consecutive business days during such month then ended, we would be subject to a fixed charge ratio. The Revolver also contains events of default customary for credit agreements of this type, including failure to pay interest or principal when due and cross-default provisions relating to our other indebtedness in excess of $1.5 million. In the event of default and during the continuation thereof, borrowings under the Revolver will bear interest, at the option of the lender, at the then current Bank Prime Rate plus 2.00% per annum or at the Eurodollar Rate plus 2.00% per annum. As of December 17, 2004, availability was $9.3 million under the Revolver.

On December 30, 2004 the Company amended the Revolver to allow up to $5.0 million in additional borrowings above the borrowing base capacity, but the total borrowings under the Revolver shall not exceed $90.0 million. In addition, the interest rate on the Revolver was amended to bear interest at either, the highest of the prime rate, reference rate, base rate or other similar rate as determined by the lender plus 0.75% per year (the “Bank Prime Loan Rate”), or at our election, the applicable London Interbank Offering Rate (“LIBOR”) plus 2.75% per year (the “Eurodollar Rate”). The $5.0 million supplemental borrowings shall bear interest at either the Bank Prime Loan Rate plus a margin of 2.50% per year, or at our election, the LIBOR rate plus a margin of 4.50% per year. The supplemental borrowings are subordinate to the borrowings under the Revolver with respect to repayment. Pursuant to this amendment, the Company must maintain undrawn availability under the Revolver of not less than $5 million through January 31, 2005, increasing to $7.5 million through February 10, 2005 and $9 million thereafter. This amendment also deleted the fixed charge coverage ratio covenant that had previously been in the Revolver. On December 31, 2004, the Company borrowed $5.0 million under this amendment.

Senior Notes

The Senior Notes, which mature May 1, 2007, bear interest at a rate of LIBOR plus 9.0% per annum, reset quarterly. We will pay interest in arrears on each March 31, June 30, September 30 and December 31 and on the maturity date, with interest payments commencing, June 30, 2004. The Senior Notes are secured by a second priority lien on substantially all of our accounts receivable, inventories, fixed assets and intangible assets and a first priority lien on our capital stock as well as the capital stock of all of our domestic subsidiaries. The Senior Notes are guaranteed by all of our domestic subsidiaries (the “Guarantors”). The Guarantors have fully, unconditionally, jointly and severally guaranteed the obligations under the Senior Notes. Our subsidiaries other than the Guarantors are minor within the meaning of Rule 3-10(h)(6) of Regulation S-X of the Securities and Exchange Commission, and we have no independent assets or operations within the meaning of Rule 3-10(h)(5) of Regulation S-X. Holdings’ pledge of our stock is non-recourse to Holdings. As of September 24, 2004, the interest rate on the outstanding balance was 10.59%.

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

We paid approximately $5.0 million in fees relating to the Revolver and the Senior Notes that will be amortized to interest expense over the 37-month period beginning March 31, 2004.

Senior Subordinated Notes and Warrants

In connection with the merger described in Note 1 to the Unaudited Consolidated Financial Statements, we issued 105,000 units (“Units”) consisting of $105 million aggregate principal amount at maturity of 12 3/4 % Senior Subordinated Notes due 2007 (“Notes”) and Warrants (“Warrants”) to purchase of 24,129 shares of capital stock. Each unit consists of $1,000 principal amount at maturity of Notes and a Warrant to purchase 0.2298 shares of common stock at an exercise price of $0.01 per share. The Warrants are exercisable on or after certain events. Assuming full exercise of the Warrants, the aggregate number of shares would approximate 2%of the common stock of Holdings. The Warrants expire on August 15, 2007.

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

The Company has announced its intention to negotiate with its senior subordinated note holders and has authorized an investment banking firm to negotiate with the holders of these notes regarding the restructuring of the debt in order to lower cash interest payments beginning in February, 2005.

Cash Flows from Operating Activities. During the first nine months of 2004, cash provided from operating activities was $26.2 million, compared to $20.7 million for the same period of 2003. During the first nine months of 2004, net cash flow provided from accounts receivable, inventories and accounts payable was approximately $6.2 million higher than the same period in 2003. Cash provided from a reduction of accounts receivable was approximately $6.3 million higher in the 2004 period, primarily due to the timing of national account shipments, partially offset by increased accounts receivable for the specialty retail business driven by higher May and June sales levels. Additionally, during the 2004 period, approximately $2.8 million less cash was required for inventory purchases largely due to the timing of purchases. Notwithstanding the lower use of cash for inventory, nominal levels of inventory are higher on a year over year basis largely as a result of additional stock keeping units (“SKUs”) and fabrics to support the growth in the specialty retail business. The positive impact on cash flow from accounts receivable and inventory in the 2004 period as compared to the same period in 2003 is partially offset by an increase in the use of cash to reduce accounts payable during the 2004 period. During the nine months ended September 24, 2004, we used approximately $2.9 million more cash for accounts payable than the same period in the prior year primarily as a result of the timing of payments for national accounts products. The increase in accrued interest in the 2004 period is attributable to the timing of interest payments versus the 2003 period. The increase in cash provided by “Other accrued liabilities” of approximately $7.1 million in the 2004 period versus the same period in 2003 is primarily due to (i) increases in the self-insurance reserves for medical, workers’ compensation and product liability, (ii) increased customer deposits primarily related to the contract business, largely due to timing, (iii) decreases in income tax related accounts driven by the timing of payments as well as the Company’s net operating losses, (iv) decreases in the bonus accrual in the 2003 period resulting from the payment of the bonus earned during 2002, and (v) increase for obligations relating to the closing of the Medley Facility (Note 7 to the Unaudited Consolidated Financial Statements).

Cash Flows from Investing Activities. During the first nine months of 2004 investing activities consisted of capital expenditures of $1.0 million. During the same period in 2003, we spent $1.2 million on capital expenditures and sold several non-core assets, which generated proceeds of $1.2 million, resulting in a small amount of cash used by investing activities. Capital spending in the first nine months of 2004 and 2003 was primarily for replacement machinery and equipment.

Cash Flows from Financing Activities. Net cash used in financing activities during the first nine months of 2004 was $25.4 million compared to a usage of $28.0 million for the same period of 2003. As discussed above under “New Financing Arrangements”, on March 31, 2004 we refinanced the former credit facility, resulting in the repayment of $130.1 million outstanding under the term loan, in addition, we made scheduled term loan payments of $3.8 million, of which the funds to pay $3.5 million was advanced to us by Trivest, which we repaid out of the proceeds from the new financing arrangements. As a result of the new financings, we also settled the interest rate swap ($4.2 million) and paid legal and other professional fees directly related to the new financings of $5.0 million. We also paid $0.9 million for legal and other professional fees during the

2004 period related to our former senior credit facility. During the first nine months of 2003, we made scheduled term loan principal payments of $8.0 million and had net borrowings of $20.0 million against the revolving line of credit, resulting in a use of cash flow from financing activities of $28.0 million.

ADEQUACY OF CAPITAL RESOURCES

Our short-term cash needs are primarily for debt service and working capital requirements. We have historically financed our short-term liquidity needs with cash flow generated from operations and from borrowings under a revolving line of credit. Based on our liquidity projections, we believe that available capital resources should continue to be adequate for the short term period. However, longer term liquidity will be dependent on a combination of factors including the Company’s ability to generate increased cash from operations and lower debt service obligations. In that regard, the Company is negotiating with its senior subordinated debt holders, through an investment banking firm, to restructure its debt and interest payments commencing in February, 2005.

Nominally, “net debt” (defined as the sum of “Current portion of long-term debt” and “Long-term debt, net of current portion” less “Cash and cash equivalents”) is approximately $8.2 million higher than the year ago period. This increase in net debt was caused by (i) cash expended in connection with the new financing arrangements ($5.0 million), (ii) settlement of the interest rate swap ($4.2 million), and (iii) other net changes in working capital more fully described in “Cash Flows from Operating Activities” above.

Operating cash flows are closely correlated to demand for our products. A decrease in demand for our products would impact the availability of these internally generated funds. Our capital needs for the remainder of fiscal 2004 consist primarily of the following: (i) interest payments due on outstanding borrowings, (ii) increases in working capital driven by the needs of our business, and (iii) the financing of capital expenditures.

Aggregate capital expenditures are forecasted to be $1.2 million in 2004, approximately $1.0 million of which was expended during the nine months ended September 24, 2004.

RELATED PARTY TRANSACTIONS

In August, 1999, we entered into a ten-year agreement (the “ Management Agreement”) with Trivest. Pursuant to the Management Agreement, Trivest provides corporate finance, financial relations, strategic and capital planning and other management advice to us. The Management Agreement, as amended from time to time, provides for an annual base compensation of $750,000, which is to be adjusted annually for increases in the Consumer Price Index. For the year ended December 31, 2003, the annual compensation was $770,000. For the period ended September 24, 2004 and September 26, 2003, the amount expensed in selling, general and administrative expense was $367,500, and $577,941, respectively.

On March 31, 2004, in connection with our new financing arrangements, the Management Agreement with Trivest was amended to (i) provide for the payment of accrued, unpaid management fees, (ii) provide for an additional incentive fee of $0.8 million for services provided in connection with the new financing arrangements, (iii) reduce the annual base compensation to $350,000 and (iv) provide for a component of compensation that is based on our performance (“Performance Compensation”), as defined in the amendment to the Management Agreement. The Performance Compensation is not to exceed $400,000 in any year. The annual base compensation will be adjusted annually to reflect any increase from the prior year in the Consumer Price Index, with the first such adjustment to occur as of January 1, 2005.

As a condition to the extension of the forbearance period under our former senior credit facility, Trivest provided us with an advance for the financing of the interest payment due in February 2004 to holders of the Senior Subordinated Notes ($6.9 million). In addition, on March 5, 2004, Trivest made a payment of $3.5 million to our lenders under the Amended Facility on our behalf. In the second quarter of 2004, we: (i) repaid Trivest for the advance of the $6.9 million interest payment on the Senior Subordinated Notes, (ii) repaid Trivest for the $3.5 million advance of the interest payment, plus a guarantee fee and interest of $0.4 million, (iii) paid management fees accrued as of December 31, 2003, as referred to above, as well as fees earned and accrued through March 31, 2004 ($0.5 million in total) and (iv) paid a fee of $0.8 million in connection with our new financing arrangements, all out of the proceeds from the new financing.

See Notes 5 and 8 to the Unaudited Consolidated Financial Statements for additional discussion.

FOREIGN EXCHANGE FLUCTUATIONS AND EFFECTS OF INFLATION

We purchase some raw materials from several Italian suppliers. In addition, we fund some expenses for our Juarez, Mexico manufacturing facility. These transactions expose us to the effects of fluctuations in the value of the U.S. dollar versus the Euro and Mexican Peso. If the U.S. dollar declines in value versus these foreign currencies, we will pay more in U.S. dollars for these transactions. To reduce our exposure to loss from such potential foreign exchange fluctuations, we will occasionally enter into foreign exchange forward contracts. These contracts allow us to buy Euros and Mexican Pesos at a predetermined exchange rate and thereby transfer the risk of subsequent exchange rate fluctuations to a third party. During the nine months ended September 24, 2004 we did not enter into foreign exchange forward contracts and there were no contracts outstanding at September 24, 2004. We do not speculate in foreign currency.

Inflation has not had a significant impact on us in the past three years, however we continue to evaluate the market risk on prices for raw materials that make up our products.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements about our financial condition, results of operations and business within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many of these statements by looking for words like “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “may,” “pro forma,” or similar expressions used in this filing. These forward-looking statements are subject to assumptions, risks and uncertainties, which may cause our results to be materially different from the future results expressed or implied in such forward-looking statements, including those relating to the following:

•	our level of leverage;

•	our ability to meet debt service obligations;

•	the subordination of the Senior Subordinated Notes to the Revolver and Senior Notes, which are secured by substantially all of our assets and our proposed negotiations with the senior subordinated debt holders;

•	the restrictions imposed upon us by our Senior Subordinated Notes and the Revolver and Senior Notes;

•	the competitive and cyclical nature of the furniture manufacturing industry; and

•	general domestic and global economic conditions, including inflationary pressures that may affect the prices of raw materials.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial statements represents the potential changes in the interest rates that affect the variable portion of its financial obligations. The Company manages this exposure through regular operating and financing activities, and, when deemed appropriate, through the use of derivative interest rate swap agreements. The Company canceled its only interest rate swap agreement earlier this year and has no present plans to re-engage this strategy in the foreseeable future. Should the interest rate fluctuate by 10%, the variable rate debt, consisting of the “Revolver” and the Senior Notes (face amounts of $90 million and $135 million respectively) would have experienced a change in the actual interest expense in the amounts of $0.4 million for the Third quarter, 2004 and $1.4 million for the nine month period ending September, 24, 2004. See note 5 to the Unaudited Consolidated Financial Statements for additional information.

The other information required by this item is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Foreign Exchange Fluctuations and Effects of Inflation.”

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Accounting Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, there has been no change in our internal control over financial reporting during the period ended September 24, 2004, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) /15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) /15d-14(a) Certification of Chief Accounting Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the 12 3/4 Senior Subordinated Notes Due 2007 Indenture and the Senior Secured Notes due May 1, 2007, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brown Jordan International, Inc.
Date: January 12, 2005	By:	/s/ Vincent A. Tortorici
Vincent A. Tortorici
Chief Accounting Officer